Form 10-Q
period 2015-03-31
Carey Watermark Investors 2 Inc
filed 2015-05-15
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 333-196681
CAREY WATERMARK INVESTORS 2 INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland	46-5765413
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza
New York, New York	10020
(Address of principal executive office)	(Zip Code)
Investor Relations (212) 492-8920
(212) 492-1100
(Registrant’s telephone numbers, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑
No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Registrant has 22,222 shares of Class A common stock, $0.001 par value, and no shares of Class T common stock, $0.001 par value, outstanding at May 8, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to the risk factors described in our Registration Statement on Form S-11 (File No. 333-196681) and Part II, Item 1A “Risk Factors” of this Quarterly Report. We do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 2 3/31/2015 10-Q – 2

PART I
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
Assets
Cash	$500,050	$200,035
Other assets	1,745,616	—
Total assets	$2,245,666	$200,035

Liabilities and Equity
Liabilities:
Due to related parties and affiliates	$2,040,679	$108,069
Accounts payable, accrued expenses and other	241,370	—
Total liabilities	2,282,049	108,069
Commitments and contingencies (Note 4)
Equity:
CWI 2 stockholder’s equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 22,222 shares issued and 22,222 shares outstanding	22	22
Class T common stock, $0.001 par value; 80,000,000 shares authorized; none issued	—	—
Additional paid-in capital	199,978	199,978
Accumulated losses	(536,383)	(108,034)
Total CWI 2 stockholder’s (deficit) equity	(336,383)	91,966
Noncontrolling interest	300,000	—
Total (deficit) equity	(36,383)	91,966
Total liabilities and equity	$2,245,666	$200,035

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2015 10-Q – 3

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

Three Months Ended
March 31, 2015
Other Operating Expenses
Corporate general and administrative expenses	$(260,722)
Acquisition-related expenses	(167,642)
(428,364)

Other Income
Interest income	15

Net Loss	$(428,349)

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2015 10-Q – 4

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2015

	Shares	Common Stock	Additional Paid-In Capital	Accumulated Losses	Total CWI 2 Stockholder’s Equity (Deficit)	Noncontrolling Interest	Total Stockholder’s Equity (Deficit)
Balance at January 1, 2015	22,222	$22	$199,978	$(108,034)	$91,966	$—	$91,966
Contribution from noncontrolling interest					—	300,000	300,000
Net loss				(428,349)	(428,349)		(428,349)
Balance at March 31, 2015	22,222	$22	$199,978	$(536,383)	$(336,383)	$300,000	$(36,383)

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2015 10-Q – 5

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended
March 31, 2015
Cash Flows — Operating Activities
Net loss	$(428,349)
Net changes in other assets	(1,745,616)
Net changes in due to related parties and affiliates	1,932,610
Net changes in accounts payable, accrued expenses and other	241,370
Net Cash Provided by Operating Activities	15

Cash Flows — Financing Activities
Contribution from noncontrolling interest	300,000
Net Cash Provided by Financing Activities	300,000

Change in Cash During the Period
Net increase in cash	300,015
Cash, beginning of period	200,035
Cash, end of period	$500,050

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2015 10-Q – 6

CAREY WATERMARK INVESTORS 2 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Offering

Organization

Carey Watermark Investors 2 Incorporated, or CWI 2, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, formed as a Maryland corporation on May 22, 2014 for the purpose of investing in lodging and lodging-related properties. We expect to conduct substantially all of our investment activities and own all of our assets through CWI 2 OP, LP, or our Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings 2, LLC, or Carey Watermark Holdings 2, which is owned indirectly by W. P. Carey Inc., or WPC, holds a special general partner interest in the Operating Partnership.
Carey Lodging Advisors, LLC, or our advisor, is an indirect subsidiary of WPC. Our advisor will manage our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. Our subadvisor, CWA2, LLC, a subsidiary of Watermark Capital Partners, will provide services to our advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, our subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.

On May 30, 2014, we received a capital contribution from Carey REIT II, Inc., an indirect subsidiary of WPC, and an affiliate of our advisor, for $200,000 in exchange for 22,222 shares of our common stock, par value $0.001 per share. Carey REIT II, Inc. purchased its shares at $9.00 per share, net of selling commissions and fees, which would have otherwise been payable to Carey Financial, LLC. On March 27, 2015, Carey Watermark Holdings 2 purchased a capital interest in the Operating Partnership representing its special general partnership interest of 0.015% for $300,000.

Public Offering

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1,400,000,000 of Class A shares at $10.00 per share, was declared effective under the Securities Act of 1933. The Registration Statement also covered the offering of up to $600,000,000 of Class A shares at $9.60 pursuant to our distribution reinvestment plan. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering at $9.45 per share and under our distribution reinvestment plan at $9.07 per share, which was declared effective on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1,400,000,000 in the offering and up to $600,000,000 through our distribution reinvestment plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, an affiliate of our advisor, and other selected dealers. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. At March 31, 2015, subscription proceeds for our common stock have not reached the minimum offering amount of $2,000,000, and therefore we have not begun admitting stockholders.

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S.

In the opinion of management, the unaudited financial information for the interim period presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows.
Operating results for interim periods are not necessarily indicative of operating results for an entire year.

We had no significant operations as of March 31, 2015. We had no operating activity prior to June 30, 2014 and, therefore, no activity is presented for the three months ended March 31, 2014. Our operating expenses for the three months ended March 31, 2015 consist of corporate general and administrative expenses (Note 3), organization costs incurred in connection with our offering (Note 3) and acquisition-related costs associated with future acquisitions. The consolidated financial statements reflect

CWI 2 3/31/2015 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

all of our accounts, including those of our majority-owned and/or controlled subsidiaries.

The preparation of financial statements in conformity with accounting principles general accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is a variable interest entity, or VIE and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. We performed an analysis of all of our subsidiary entities to determine whether they qualify as variable interest entities and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries qualified as a variable interest entity. All our subsidiaries are consolidated under the voting interest entity model at March 31, 2015.

We account for the capital interest held by Carey Watermark Holdings 2 in the Operating Partnership as a noncontrolling interest.

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and the liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method of accounting. We will record our investments in hotel properties based on the fair value of the identifiable assets acquired, identifiable intangible assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity, and if applicable, recognizing and measuring any goodwill or gain from a bargain purchase at the acquisition date. Assets and liabilities will be recorded at fair value and allocated to land, buildings, building and site improvements, furniture, fixtures and equipment and intangibles, as applicable, using appraisals and valuations performed by management and independent third parties. Fair values will be based on the exit price (i.e. the price that would be received in an orderly transaction to sell an asset or transfer a liability between market participants at the measurement date). We will evaluate several factors, including market data for similar assets or similar in-place lease contractual agreements for intangible assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets. We immediately expense, as incurred, all acquisition costs and fees associated with transactions deemed to be business combinations in which we expect to consolidate the asset and we capitalize these costs for transactions we expect to be acquisitions of an asset, including an equity investment. We will record debt assumed in business combinations at fair value. We will determine the estimated fair value using a discounted cash flow model with rates that take into account the current market interest rate risk. We will also consider the value of the underlying collateral taking into account the quality of the collateral, the time until maturity and the current interest rate. Any resulting premium or discount will be amortized over the remaining term of the obligation.

Real Estate

We will carry land, buildings and personal property at cost less accumulated depreciation. We will capitalize improvements and will expense replacements, maintenance and repairs that do not improve or extend the life of the respective assets. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets will be capitalized and depreciated over their useful lives, and repairs and maintenance will be expensed as incurred. We will capitalize interest and certain other costs, such as incremental labor costs relating to hotels undergoing major renovations and redevelopments.

Cash

Our cash is held in the custody of a major financial institution, and this balance may, at times, exceed federally insurable limits, however management believes the credit risk related to this deposit is minimal.

Other Assets

Other assets consists of a deposit placed on our behalf by our affiliate, Carey Watermark Investors Incorporated, or CWI or

CWI 2 3/31/2015 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

CWI 1, a publicly owned non-listed REIT investing in lodging properties that is also managed by our advisor, on the Courtyard Nashville Downtown, which we acquired during the second quarter of 2015, and deferred acquisition-related costs related to a potential future acquisition that we expect to be accounted for under the equity method of accounting.

Federal Income Taxes

We intend to qualify as a REIT, under the Internal Revenue Code, beginning with our taxable year ending December 31, 2015. Maintaining our qualification as a REIT will require us to distribute at least 90% of our REIT taxable income to our stockholders and to meet certain tests regarding the nature of our income and assets.  In addition, REITs are subject to numerous organizational and operational requirements including limitations on certain types of gross income. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to stockholders as long as we meet such requirements and distribute all of our net taxable income on an annual basis. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to elect REIT status in that year and for the next four years.  As a REIT for U.S. federal income tax purposes, we may be subject to state and local income or excise taxes on our income, property or capital, and may pay federal, state and local income and excise taxes on undistributed income.

We may elect to treat one or more of our corporate subsidiaries as a taxable REIT subsidiary, or TRS. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility is operated). The Internal Revenue Code permits a TRS to lease from a REIT a lodging facility if the TRS engages an Eligible Independent Contractor to operate the facility under a management agreement or other service contract.  We intend to engage an Eligible Independent Contractor, as defined in the Internal Revenue Code, whenever required to maintain our REIT status.  A TRS is subject to corporate federal, state and local income taxes.

As of March 31, 2015 and December 31, 2014, the Company has determined that it has no uncertain tax positions.

Depreciation

We will compute depreciation for hotels and related building improvements using the straight-line method over the estimated useful lives of the properties, site improvements and furniture, fixtures and equipment.

Organization and Offering Costs

During the offering period, costs incurred in connection with the raising of capital will be recorded as deferred offering costs. Upon receipt of offering proceeds, we will charge the deferred costs to stockholder’s equity. Under the terms of our advisory agreement as described in Note 3, we will reimburse our advisor for organization and offering costs incurred; however, such reimbursements will not exceed regulatory limitations. Organization costs are expensed as incurred and are included in corporate general and administrative expenses in the financial statements.

Distributions

We will begin to accrue daily distributions once subscription proceeds for our common stock reach the minimum offering amount of $2,000,000 and we begin admitting stockholders.

Our first quarter 2015 declared daily distribution was $0.0016665 per share for our Class A common stock, comprised of $0.0013888 per day payable in cash and $0.0002777 per day payable in shares of our Class A common stock. As of March 31, 2015, we had not raised the minimum amount of subscription proceeds and, therefore, no distributions had accrued at that date.

CWI 2 3/31/2015 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board is applicable to us:

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2015, the Financial Accounting Standards Board issued a proposed ASU to defer the effective date of ASU 2014-09 by one year. Under the proposal, ASU 2014-09 would be effective beginning in 2018, and early adoption is permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the evaluation of fee arrangements in the primary beneficiary determination. ASU 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating the impact of ASU 2015-02 on our consolidated financial statements.

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements.

Note 3. Agreements and Transactions with Related Parties

Agreements with our Advisor and Affiliates

Effective February 9, 2015, we entered into an agreement with our advisor to perform certain services for us, including managing our offering, the identification, evaluation, negotiation, purchase and disposition of lodging and lodging-related properties, and our overall business. Pursuant to the advisory agreement, after we have reached the minimum offering amount of $2,000,000, our advisor shall be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) of between 1.5% and 4.0% of the gross proceeds of our offering and distribution reinvestment plan, depending on the gross offering proceeds. See Note 4 for details of the maximum expense reimbursement cap range. For the three months ended March 31, 2015, organization expenses totaled $68,999 and were included in Corporate general and administrative expenses in the consolidated financial statements. From inception through March 31, 2015, organization expenses and offering costs were approximately $177,068 and $2,045,516, respectively. During the offering period, costs incurred in connection with the raising of capital will be recorded as deferred offering costs. Upon receipt of offering proceeds, we will charge the deferred offering costs to stockholder’s equity. Reimbursement of organization expenses and offering costs is contingent on raising the minimum offering amount of $2,000,000.

Our advisor will receive acquisition fees of 2.5% of the total investment cost of the properties acquired, as defined in our advisory agreement, described above. The total fees to be paid may not exceed 6% of the aggregate contract purchase price of all investments, as measured over a period specified in our advisory agreement. We also will pay our advisor an annual asset management fee equal to 0.55% of the aggregate average market value of our investments. Carey Watermark Holdings 2, an affiliate of our advisor, will also receive 10% of Available Cash distributions, as defined in the limited partnership agreement of the Operating Partnership. Our advisor may also receive disposition fees of up to 1.5% of the contract sales price of a property and loan refinancing fees of up to 1.0% of the principal amount of the refinanced loan. No such fees were earned by our advisor

CWI 2 3/31/2015 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

during the three months ended March 31, 2015. The limited partnership agreement of the Operating Partnership also provides Carey Watermark Holdings 2 with an interest in subordinated disposition proceeds and subordinated incentive distributions upon a stock exchange listing.

Effective February 9, 2015, our advisor entered into a subadvisory agreement with our subadvisor whereby our advisor will pay 25% of the aforementioned fees and Available Cash distributions and 30% of the subordinated incentive distributions to our subadvisor. No such fees or distributions were incurred during the three months ended March 31, 2015.

Effective February 9, 2015, we have entered into a dealer manager agreement with Carey Financial, LLC, an affiliate of our advisor, whereby Carey Financial, LLC will receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold. No shares were sold during the three months ended March 31, 2015.

Amounts Due to Related Parties and Affiliates

At March 31, 2015, amounts due to related parties and affiliates of $2,040,679 represented amounts due to our advisor totaling $205,241 and amounts due to CWI totaling $1,835,438. Amounts due to our advisor represent organization expenses, as discussed above, as well as reimbursement for the services of Michael G. Medzigian, our chief executive officer, which will subsequently be reimbursed to our subadvisor. Our subadvisor provides us with these services, during the term of the subadvisory agreement, subject to the approval of our board of directors. Amounts due to CWI primarily represent a deposit of $1,500,000 placed on our behalf by CWI on Courtyard Nashville Downtown, which we acquired during the second quarter of 2015. Amounts due to CWI also include audit-related fees incurred in connection with our acquisition with CWI of an interest in a joint venture owning the Marriott Sawgrass Golf Resort & Spa (Note 5) and acquisition-related costs incurred in connection with a potential future acquisition and our acquisition of the Courtyard Nashville Downtown (Note 5) totaling $335,438, that were paid by CWI on our behalf during the first quarter of 2015, of which $86,800 was included in Corporate general and administrative expenses in our consolidated financial statements.

Operating Expenses

Pursuant to the advisory agreement, our advisor is obligated to reimburse us for “operating expenses” to the extent that these expenses exceed the greater of 2% of “average invested assets” or 25% of our “adjusted net income,” as defined in that agreement. At March 31, 2015, we had no invested assets or net income, and therefore all operating expenses were the responsibility of our advisor. However, pursuant to the advisory agreement, if a majority of the independent directors finds these expenses are justified based on unusual and non-recurring factors as they deem sufficient, the Operating Partnership may reimburse our advisor in future quarters for the full amount of these expenses to the extent such reimbursements would not cause the operating expenses to exceed the 2%/25% guidelines in the 12-month period ended on the last day of such quarter. In April 2015, the independent directors approved the future reimbursement to our advisor for certain expenses incurred during the three months ended March 31, 2015 totaling $104,924, which is included in Corporate general and administrative expenses in the consolidated financial statements.

Other Transactions with Affiliates

In April 2015, our board of directors and the board of directors of WPC approved unsecured loans to us and CWI of up to an aggregate of $110,000,000, at an interest rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions that we might not otherwise have sufficient available funds to complete. Any such loans are solely at the discretion of WPC’s management. At March 31, 2015, there were no such loans outstanding. See Note 5 for descriptions of such loans obtained subsequent to March 31, 2015.

Note 4. Commitments and Contingencies

At March 31, 2015, we were not involved in any litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

We will be liable for certain expenses of our initial public offering, including filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offering. We will reimburse Carey Financial, LLC or selected dealers for certain organization and offering costs. The total underwriting compensation to Carey Financial, LLC and selected dealers in connection with the offering shall not exceed limitations prescribed by the Financial Industry Regulatory Authority Inc. Our advisor has agreed to be responsible for the repayment of (i) organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial, LLC with respect to shares held by any clients of it and selected

CWI 2 3/31/2015 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

dealers and fees paid and expenses reimbursed to selected dealers) which exceed in the aggregate 4% of the gross proceeds from the offering if the gross proceeds are less than $500,000,000, 2% of the gross proceeds from the offering if the gross proceeds are $500,000,000 or more but less than $750,000,000, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750,000,000 or more; and (ii) organization and offering expenses (including selling commissions, dealer manager fees, and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of the offering.

Note 5. Subsequent Events

Acquisitions

On April 1, 2015, we acquired a 50% interest in a joint venture owning the Marriott Sawgrass Golf Resort & Spa from our affiliate, CWI, which acquired the hotel in October 2014. The 511-room resort is located in Ponte Vedra Beach, Florida. The joint venture’s total investment in the property is approximately $141,000,000, including debt and acquisition-related expenses. Our investment in the property is approximately $70,520,000 in the aggregate, including our allocated portion of debt, acquisition-related costs and the reimbursement to CWI for 50% of the acquisition fee it paid to the advisor in October 2014, of which our portion totaled approximately $1,996,000. The purchase price for our interest was 50% of CWI’s total equity investment. Our investment was financed, in part, by a loan from a subsidiary of WPC (Note 3). We are the managing member of the joint venture and will consolidate this hotel. The preliminary purchase price allocation for the real estate assets acquired by the joint venture in connection with this acquisition totaled approximately $130,000,000 and was comprised of land, building and furniture, fixtures and equipment totaling approximately $26,000,000, $95,000,000 and $9,000,000, respectively.

On May 1, 2015, we acquired a 100% interest in Courtyard Nashville Downtown from Worthington Hyde Partners, an unaffiliated third party. The 192-room, select-service hotel is located in Nashville, Tennessee. Our total investment in the property is approximately $69,700,000, which was partially financed by a loan from a subsidiary of WPC (Note 3). We also obtained a non-recourse mortgage loan at closing of $42,000,000. We paid acquisition fees of approximately $1,746,000. The hotel will continue to be managed by Marriott International.

It was not practicable to disclose the preliminary purchase price allocation for the Courtyard Nashville Downtown acquisition or consolidated pro forma financial information for the acquisition of Marriott Sawgrass Golf Resort & Spa and Courtyard Nashville Downtown, given the short period of time between the acquisition date and the issuance of this Report.

Loans from Affiliate

Through the date of this Report, we have obtained loans aggregating approximately $102,500,000 from a subsidiary of WPC, of which approximately $65,000,000 has been used to finance, in part, the acquisitions discussed above (Note 3).

CWI 2 3/31/2015 10-Q – 12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes thereto as of March 31, 2015.

Business Overview

We were formed on May 22, 2014 for the purpose of investing in lodging and lodging-related properties. We intend to qualify as a REIT beginning with our taxable year ending December 31, 2015 and intend to conduct substantially all of our investment activities and own all of our assets through our Operating Partnership. We are a general partner and a limited partner and own approximately a 99.985% capital interest in the Operating partnership. Carey Watermark Holdings 2, which is owned by an indirect subsidiary of WPC, holds a special general partner interest in the operating partnership.

Carey Lodging Advisors, LLC is our advisor and will manage our business. Our advisor has retained CWA2, LLC, a subsidiary of Watermark Capital Partners LLC, to act as a subadvisor. Our advisor and subadvisor will manage our overall portfolio, including providing oversight and strategic guidance to the independent property operators that manage our hotels.

Significant Developments

Public Offering

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1,400,000,000 of Class A shares at $10.00 per share, was declared effective under the Securities act of 1933. The Registration Statement also covered the offering of up to $600,000,000 of Class A shares at $9.60 pursuant to our distribution reinvestment plan. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering at $9.45 per share and under our distribution reinvestment plan at $9.07 per share, which was declared effective on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1,400,000,000 in the offering and up to $600,000,000 through our distribution reinvestment plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC and other selected dealers.

We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. At March 31, 2015, subscription proceeds for our common stock had not reached the minimum offering amount of $2,000,000, and therefore we had not begun admitting stockholders.

Subsequent Events

Acquisitions

As of the date of this Report, we entered into the following investments:

•
Acquired a 50% interest in a joint venture owning the Marriott Sawgrass Golf Resort & Spa from our affiliate, CWI. Our investment in the property is approximately $70,520,000 in the aggregate, including our allocated portion of debt, acquisition-related costs and the reimbursement to CWI for 50% of the acquisition fee it paid to the advisor in October 2014, of which our portion totaled approximately $1,996,000 (Note 3). Our investment was financed, in part, by a loan from a subsidiary of WPC.

•
Acquired a 100% interest in Courtyard Nashville Downtown from Worthington Hyde Partners, an unaffiliated third party. Our investment in the property is approximately $69,700,000, which was partially financed by a loan from a subsidiary of WPC (Note 3). We also obtained a non-recourse mortgage loan at closing of $42,000,000.

Loans from Affiliate

Through the date of this Report, we have obtained loans aggregating approximately $102,500,000 from a subsidiary of WPC, of which approximately $65,000,000 has been used to finance, in part, the acquisitions discussed above (Note 3).

CWI 2 3/31/2015 10-Q – 13

Distributions

On March 24, 2015, our board of directors declared second quarter distributions for our Class A shares at a daily rate of $0.0016483 per share, comprised of $0.0013736 per day payable in cash and $0.0002747 per day payable in shares of our common stock for the quarter ending June 30, 2015, payable on or about July 15, 2015 to stockholders of record on each day of the quarter.

On April 22, 2015, our board of directors declared second quarter distributions for our Class T shares at a daily rate of $0.0013887 per share, comprised of $0.0011291 per day payable in cash and $0.0002596 per day payable in shares of our common stock for the quarter ending June 30, 2015, payable on or about July 15, 2015 to stockholders of record on each day of the quarter.

Daily distributions will begin to accrue once subscription proceeds for our common stock reach the minimum offering amount of $2,000,000.

Results of Operations

We will be dependent primarily upon proceeds received from our initial public offering to conduct our proposed activities. The capital required to purchase any property will be obtained from the offering proceeds, from any mortgage indebtedness that we may incur in connection with the acquisition of any property or thereafter or through short-term borrowings from WPC. We did not own any properties as of March 31, 2015. We were initially capitalized with $200,000 from the sale of 22,222 shares of our common stock to an affiliate of our advisor.

We incurred a loss of $428,349 for the three months ended March 31, 2015, primarily comprised of corporate general and administrative expenses totaling $260,722, which include organization expenses of $68,999 and acquisition-related costs and fees associated with future acquisitions totaling $167,642. We immediately expense acquisition-related costs and fees associated with acquisitions that are accounted for as business combinations.

Financial Condition

Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings from WPC for acquisitions. In addition, subject to limitations described in our prospectus, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.

If we qualify as a REIT, we will not be subject to U.S. federal income taxes on amounts distributed to stockholders provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our objectives are to pay quarterly distributions at an increasing rate, to increase equity in our real estate through regular mortgage principal payments and to own a geographically diversified portfolio of lodging properties that will increase in value. Our distributions may exceed our earnings and our cash flow from operating activities and may be paid from borrowings, offering proceeds and other sources, without limitation, particularly during the period before we have substantially invested the net proceeds from our initial public offering.

As a REIT, we will be allowed to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we will enter into leases for each of our lodging properties with the TRS lessees. The TRS lessees will in turn contract with independent property operators that will manage day-to-day operations of our properties under the oversight of the subadvisor.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2015, we had limited exposure to financial market risks, including changes in interest rates. As of the date of this Report, we had no foreign operations and were not exposed to foreign currency fluctuations.

CWI 2 3/31/2015 10-Q – 14

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2015 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

In January 2015, we implemented an enterprise resource planning system and accordingly have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the new system. We have taken the necessary steps for establishing and maintaining effective internal control over financial reporting as of March 31, 2015.

Other than as expressly noted above, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CWI 2 3/31/2015 10-Q – 15

PART II

Item 1A. Risk Factors.

We are including the following additional risk factor, which should be read in conjunction with the risks described in the “Risk Factors” section of our Registration Statement on Form S-11 as filed with the SEC, as amended:

The DOL’s proposed regulation expanding the definition of fiduciary investment advice under ERISA could adversely affect our financial condition and results of operations.

On April 14, 2015, the U.S. Department of Labor, or DOL, issued its re-proposed regulation addressing when a person providing investment advice with respect to an employee benefit plan or individual retirement account, or IRA, is considered to be a fiduciary under the Employee Retirement Income Security Act of 1974, or ERISA, and the Internal Revenue Code. The new proposal offers a broader definition of fiduciary investment advice covering specific recommendations on investments, investment management, the selection of persons to provide investment advice or management, and appraisals in connection with investment decisions, thereby expanding the group that would be considered investment advice fiduciaries under ERISA. The proposed regulation is subject to a 75-day notice and public comment period ending on July 6, 2015 (75 days after the proposed regulation was published in the Federal Register). The DOL has announced that there will be a public hearing within 30 days after the end of the public comment period and that the comment period will be reopened after the hearing. We cannot predict whether or when the regulation may be finalized, or how any final regulation may differ from the proposed regulation. If the final regulation is issued with provisions substantially similar to the proposed regulation, it could impact our ability to raise funds through our public offering and our operations, which could adversely affect our financial condition and results of operations. We are currently analyzing the potential impact of the proposed regulation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We did not issue any shares of common stock during the three months ended March 31, 2015.

Use of Proceeds

On April 13, 2015, our amended Registration Statement (File No. 333-196681) was declared effective by the SEC, allowing for the sale of Class A and Class T shares, in any combination, of up to $1,400,000,000 in our initial public offering and up to $600,000,000 through our distribution reinvestment plan. At March 31, 2015, subscription proceeds for our Class A and Class T common stock have not reached the minimum offering amount of $2,000,000 and we have not begun admitting stockholders.

CWI 2 3/31/2015 10-Q – 16

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Filed herewith

3.2	Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.3 to the registrant's Registration Statement on Form S-11 (File No. 333-196681) filed on June 11, 2014

4.1	Distribution Reinvestment Plan	Filed herewith

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

10.1	Advisory Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, and Carey Lodging Advisors, LLC	Filed herewith

10.2	Subadvisory Agreement dated February 9, 2015 between Carey Lodging Advisors, LLC, and CWA 2, LLC	Filed herewith

10.3	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Filed herewith

10.4	Dealer Manager Agreement dated April 13, 2015, between Carey Watermark Investors 2 Incorporated and Carey Financial, LLC	Filed herewith

10.5	Escrow Agreement dated February 19, 2015, between Carey Financial, LLC, Carey Watermark Investors 2 Incorporated and UMB Bank, N.A.	Filed herewith

10.6	2015 Equity Incentive Plan	Filed herewith

10.7	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Filed herewith

10.8	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Filed herewith

10.9	Amended and Restated Limited Liability Company Agreement of CWI Sawgrass Holdings, LLC dated April 1, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 2, 2015

10.10	Form of Selected Dealer Agreement	Filed herewith

10.11	Agreement for Sale and Purchase of Hotel, by and between Nashville Hotel Group and CWI Nashville Downtown Hotel, LLC dated as of February 13, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 7, 2015

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

CWI 2 3/31/2015 10-Q – 17

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statement of Operations for the three months ended March 31, 2015, (iii) Consolidated Statement of Equity for the three months ended March 31, 2015,(iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2015, and (v) Notes to Consolidated Financial Statements.*
Filed herewith

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CWI 2 3/31/2015 10-Q – 18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	May 14, 2015
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Accounting and Financial Officer)

CWI 2 3/31/2015 10-Q – 19

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Filed herewith

3.2	Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.3 to the registrant's Registration Statement on Form S-11 (File No. 333-196681) filed on June 11, 2014

4.1	Distribution Reinvestment Plan	Filed herewith

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

10.1	Advisory Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, and Carey Lodging Advisors, LLC	Filed herewith

10.2	Subadvisory Agreement dated February 9, 2015 between Carey Lodging Advisors, LLC, and CWA 2, LLC	Filed herewith

10.3	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Filed herewith

10.4	Dealer Manager Agreement dated April 13, 2015, between Carey Watermark Investors 2 Incorporated and Carey Financial, LLC	Filed herewith

10.5	Escrow Agreement dated February 19, 2015, between Carey Financial, LLC, Carey Watermark Investors 2 Incorporated and UMB Bank, N.A.	Filed herewith

10.6	2015 Equity Incentive Plan	Filed herewith

10.7	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Filed herewith

10.8	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Filed herewith

10.9	Amended and Restated Limited Liability Company Agreement of CWI Sawgrass Holdings, LLC dated April 1, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 2, 2015

10.10	Form of Selected Dealer Agreement	Filed herewith

10.11	Agreement for Sale and Purchase of Hotel, by and between Nashville Hotel Group and CWI Nashville Downtown Hotel, LLC dated as of February 13, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 7, 2015

CWI 2 3/31/2015 10-Q – 20

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statement of Operations for the three months ended March 31, 2015, (iii) Consolidated Statement of Equity for the three months ended March 31, 2015,(iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2015, and (v) Notes to Consolidated Financial Statements.*
Filed herewith

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CWI 2 3/31/2015 10-Q – 21