Form 10-Q
period 2015-09-30
Carey Watermark Investors 2 Inc
filed 2015-11-13
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Registrant has 6,115,714 shares of Class A common stock, $0.001 par value, and 8,391,207 shares of Class T common stock, $0.001 par value, outstanding at November 6, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in our Registration Statement on Form S-11 (File No. 333-196681) and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as filed with the SEC on May 15, 2015. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 2 9/30/2015 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Investments in real estate:
Hotels, at cost	$193,293	$—
Accumulated depreciation	(3,489)	—
Net investments in hotels	189,804	—
Equity investment in real estate	38,672	—
Cash	60,038	200
Restricted cash	7,551	—
Accounts receivable	4,152	—
Other assets	18,970	—
Total assets	$319,187	$200
Liabilities and Equity
Liabilities:
Non-recourse debt	$108,700	$—
Due to related parties and affiliates	79,773	108
Accounts payable, accrued expenses and other liabilities	15,800	—
Distributions payable	577	—
Total liabilities	204,850	108
Commitments and contingencies (Note 9)
Equity:
CWI 2 stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 4,204,462 and 22,222 shares both issued and outstanding, respectively	4	—
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 5,466,855 and none both issued and outstanding, respectively	6	—
Additional paid-in capital	86,775	200
Distributions and accumulated losses	(7,450)	(108)
Accumulated other comprehensive loss	(87)	—
Total CWI 2 stockholders’ equity	79,248	92
Noncontrolling interests	35,089	—
Total equity	114,337	92
Total liabilities and equity	$319,187	$200

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2015 10-Q – 3

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

				Inception
				(May 22, 2014)
	Three Months Ended September 30,		Nine Months Ended	through
	2015	2014	September 30, 2015	September 30, 2014
Revenues
Hotel Revenues
Rooms	$7,613	—	$17,262	$—
Food and beverage	3,531	—	10,165	—
Other operating revenue	1,834	—	4,084	—
Total Hotel Revenues	12,978	—	31,511	—
Operating Expenses
Hotel Expenses
Rooms	1,742	—	3,550	—
Food and beverage	2,724	—	6,801	—
Other hotel operating expenses	871	—	2,000	—
Sales and marketing	1,166	—	2,610	—
General and administrative	1,174	—	2,446	—
Property taxes, insurance, rent and other	819	—	1,637	—
Repairs and maintenance	674	—	1,357	—
Utilities	775	—	1,418	—
Management fees	619	—	1,320	—
Depreciation and amortization	1,852	—	3,489	—
Total Hotel Expenses	12,416	—	26,628	—

Other Operating Expenses
Acquisition-related expenses	323	—	8,184	—
Corporate general and administrative expenses	679	—	1,541	36
Asset management fees to affiliate and other	474	—	681	—
Total Other Operating Expenses	1,476	—	10,406	36
Operating Loss	(914)	—	(5,523)	(36)
Other Income and (Expenses)
Interest expense	(1,353)	—	(2,518)	—
Equity in earnings of equity method investment in real estate	782	—	1,112	—
Other income and (expenses)	3	—	(25)	—
	(568)	—	(1,431)	—
Loss from Operations Before Income Taxes	(1,482)	—	(6,954)	(36)
Benefit from income taxes	1,550	—	1,450	—
Net Income (Loss)	68	—	(5,504)	(36)
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $177, $0, $177, and $0, respectively)	(19)	—	(1,216)	—
Net Income (Loss) Attributable to CWI 2 Stockholders	$49	$—	$(6,720)	$(36)

Class A Common Stock
Net income (loss) attributable to CWI 2 Stockholders	$51	$—	$(2,989)	$(36)
Basic and diluted weighted-average shares outstanding	2,345,117	36,021	879,525	36,021
Basic and diluted income (loss) per share	$0.02	$—	$(3.40)	$(1.00)
Distributions Declared Per Share	$0.1500	$—	$0.2275	$—

Class T Common Stock
Net loss attributable to CWI 2 Stockholders	$(2)	$—	$(3,731)	$—
Basic and diluted weighted-average shares outstanding	2,983,328	$—	1,076,930	—
Basic and diluted loss per share	$—	$—	$(3.46)	$—
Distributions Declared Per Share	$0.1264	$—	$0.1917	$—
See Notes to Consolidated Financial Statements.

CWI 2 9/30/2015 10-Q – 4

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

				Inception
				(May 22, 2014)
	Three Months Ended September 30,		Nine Months Ended	through
	2015	2014	September 30, 2015	September 30, 2014
Net Income (Loss)	$68	$—	$(5,504)	$(36)
Other Comprehensive Loss
Other comprehensive loss before reclassifications — unrealized loss on derivative instruments	(58)	—	(95)	—
Comprehensive Income (Loss)	10	—	(5,599)	(36)

Amounts Attributable to Noncontrolling Interests
Net income	(19)	—	(1,216)	—
Change in unrealized loss on derivative instruments	8	—	8	—
Comprehensive income attributable to noncontrolling interests	(11)	—	(1,208)	—
Comprehensive Loss Attributable to CWI 2 Stockholders	$(1)	$—	$(6,807)	$(36)

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2015 10-Q – 5

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2015 and Inception (May 22, 2014) through September 30, 2014
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares		Amount
Balance at January 1, 2015	22,222	$—	—		$—	$200	$(108)	$—	$92	$—	$92
Net loss							(6,720)		(6,720)	1,216	(5,504)
Shares issued, net of offering costs	4,128,792	4	5,466,441	5,466	6	86,018			86,028		86,028
Shares issued to affiliates	40,389	—				404			404		404
Contributions from noncontrolling interests									—	34,058	34,058
Distributions to noncontrolling interests									—	(177)	(177)
Shares issued under share incentive plans						28			28		28
Stock-based compensation to directors	12,500	—				125			125		125
Stock dividends issued	559	—	414		—				—
Distributions declared ($0.2275 and $0.1917 per share to Class A and Class T, respectively)							(622)		(622)		(622)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments								(87)	(87)	(8)	(95)
Balance at September 30, 2015	4,204,462	$4	5,466,855		$6	$86,775	$(7,450)	$(87)	$79,248	$35,089	$114,337

	CWI 2 Stockholder
	Common Stock
	Class A
	Shares	Common Stock	Additional Paid-In Capital	Accumulated Losses	Total Stockholder Equity
Balance at Inception (May 22, 2014)	—	$—	$—	$—	$—
Shares issued to affiliates	22,222	—	200		200
Net loss				(36)	(36)
Balance at September 30, 2014	22,222	$—	$200	$(36)	$164

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2015 10-Q – 6

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

		Inception
		(May 22, 2014)
	Nine Months Ended	through
	September 30, 2015	September 30, 2014
Cash Flows — Operating Activities
Net loss	$(5,504)	$(36)
Adjustments to net loss:
Depreciation and amortization	3,489	—
Equity in earnings of equity method investments in real estate in excess of distributions received	(1,112)	—
Asset management fees to affiliates settled in shares	504	—
Amortization of stock-based compensation	153	—
Amortization of deferred key money, deferred financing costs and other	(96)	—
Increase in due to related parties and affiliates	592	36
Net changes in other assets and liabilities	401	—
Net Cash Used in Operating Activities	(1,573)	—

Cash Flows — Investing Activities
Acquisitions of hotels	(117,020)	—
Purchase of equity interest	(37,559)	—
Deposits for hotel investments	(10,441)	—
Funds placed in escrow	(6,705)	—
Capital expenditures	(2,662)	—
Funds released from escrow	442	—
Net Cash Used in Investing Activities	(173,945)	—

Cash Flows — Financing Activities
Proceeds from notes payable to affiliate	102,447	—
Proceeds from issuance of shares, net of offering costs	82,815	200
Proceeds from mortgage financing	42,000	—
Contribution from noncontrolling interests	34,058	—
Repayment of notes payable to affiliate	(25,000)	—
Deferred financing costs	(589)	—
Distributions to noncontrolling interests	(177)	—
Purchase of interest rate cap	(103)	—
Deposits for mortgage financing	(50)	—
Distributions paid	(45)	—
Net Cash Provided by Financing Activities	235,356	200

Change in Cash During the Period
Net increase in cash	59,838	200
Cash, beginning of period	200	—
Cash, end of period	$60,038	$200

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2015 10-Q – 7

CAREY WATERMARK INVESTORS 2 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors 2 Incorporated, or CWI 2, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, formed as a Maryland corporation on May 22, 2014 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties primarily in the United States. We expect to conduct substantially all of our investment activities and own all of our assets through CWI 2 OP, LP, or our Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings 2, LLC, or Carey Watermark Holdings 2, which is owned indirectly by W. P. Carey Inc., or WPC, holds a special general partner interest in the Operating Partnership.
We are managed by Carey Lodging Advisors, LLC, or our advisor, an indirect subsidiary of WPC. Our advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. The subadvisor, CWA2, LLC, a subsidiary of Watermark Capital Partners, provides services to our advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.

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

We held ownership interests in three hotels at September 30, 2015. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotel that we record as an equity investment, or our Unconsolidated Hotel, at September 30, 2015.

Public Offering

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1.4 billion of Class A shares at $10.00 per share, was declared effective by the SEC under the Securities Act of 1933, as amended, or the Securities Act. The Registration Statement also covered the offering of up to $600.0 million of Class A shares at $9.60 pursuant to our distribution reinvestment plan, or DRIP. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering at $9.45 per share and under our DRIP at $9.07 per share, which was declared effective by the SEC on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1.4 billion in the offering and up to $600.0 million through our DRIP. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, an affiliate of our advisor, and other selected dealers.

On May 15, 2015, aggregate subscription proceeds for our Class A and Class T common stock exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. From May 22, 2014, our date of Inception, through September 30, 2015, we raised offering proceeds of $40.8 million for our Class A common stock and $51.6 million for our Class T common stock. During the same period, we also raised less than $0.1 million through our DRIP for each of our Class A and Class T common stock. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging-related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors.

CWI 2 9/30/2015 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States, or GAAP.

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

For purposes of determining the weighted-average number of shares of Class A and Class T common stock outstanding, amounts for the three and nine months ended September 30, 2015 and the period from Inception through September 30, 2014 have been adjusted to treat stock distributions declared and effective through the date of this Report as if they were outstanding as of Inception.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE and, if so, whether we should be deemed to be the primary beneficiary and are therefore required to consolidate the entity. We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries qualified as a VIE.

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

CWI 2 9/30/2015 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

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

Cash

Our cash is held in the custody of major financial institutions and these balances may, at times, exceed federally insurable limits. However, management believes that the credit risk related to any such deposit is minimal.

Restricted Cash

Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt to fund planned renovations and improvements, property taxes, insurance and normal replacement of furniture, fixtures and equipment at our hotels.

Other Assets and Liabilities

Other assets consists primarily of prepaid expenses, deposits, hotel inventories, derivative assets, deferred tax assets, syndication costs and deferred financing costs. Other liabilities consists primarily of unamortized key money, hotel advance deposits, sales use and occupancy taxes payable, accrued income taxes, accrued interest and an intangible liability consisting of an above-market parking garage lease of $1.6 million, which is being amortized over approximately 13 years, the estimated useful life. At September 30, 2015, the unamortized balance of the above-market lease was $1.6 million. Scheduled annual amortization of this intangible for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter is less than $0.1 million, $0.1 million and $1.0 million, respectively.

Deferred financing costs represent costs to obtain mortgage financing. We amortize these charges to interest expense over the term of the related mortgage using a method which approximates the effective interest method. At September 30, 2015, the unamortized balance of deferred financing costs was $0.5 million. During each of the three and nine months ended September 30, 2015, we recognized amortization expense related to these costs of less than $0.1 million within Interest expense in the consolidated statement of operations.

Segments

We operate in one business segment, hospitality, with domestic investments.

Hotel Revenue Recognition

We recognize revenue from operations of our hotels as the related services are provided. Our hotel revenues are comprised of hotel operating revenues (such as room, food and beverage) and revenue from other operating departments (such as telephone, spa services, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests as earned. All rebates or discounts are recorded as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. At September 30, 2015, allowance for doubtful accounts totaled less than $0.1 million.

We do not have any time-share arrangements and do not sponsor any frequent guest programs for which we would have any contingent liability. We participate in frequent guest programs sponsored by our hotel brands and we expense the charges associated with those programs (typically consisting of a percentage of the total guest charges incurred by a participating guest) as incurred. We have no loss contingencies or ongoing obligation associated with frequent guest programs beyond what is paid to the brand owner following a guest’s stay. When a guest redeems accumulated frequent guest points at one of our hotels, the hotel bills the brand owner for the services provided in redemption of such points and records revenue in the amount of the charges billed to the brand owner.

CWI 2 9/30/2015 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

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

Depreciation and Amortization

We compute depreciation for hotels and related building improvements using the straight-line method over the estimated useful lives of the properties (limited to 40 years for buildings and ranging from four years up to the remaining life of the building at the time of addition for building improvements), site improvements (generally four to 15 years) and furniture, fixtures and equipment (generally one to 12 years).

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

CWI 2 9/30/2015 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

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

Income Taxes

We intend to qualify as a REIT, under the Internal Revenue Code, beginning with our taxable year ending December 31, 2015. Maintaining our qualification as a REIT will require us to distribute at least 90% of our REIT taxable income to our stockholders and to meet certain tests regarding the nature of our income and assets. In addition, REITs are subject to numerous organizational and operational requirements, including limitations on certain types of gross income. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to stockholders as long as we meet such requirements and distribute all of our net taxable income on an annual basis. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to elect REIT status in that year and for the next four years. As a REIT for U.S. federal income tax purposes, we may be subject to state and local income or excise taxes on our income, property or capital, and may pay federal, state and local income and excise taxes on undistributed income.

We may elect to treat one or more of our corporate subsidiaries as a taxable REIT subsidiary, or TRS. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility is operated). The Internal Revenue Code permits a TRS to lease from a REIT a lodging facility if the TRS engages an Eligible Independent Contractor, as defined in the Internal Revenue Code, to operate the facility under a management agreement or other service contract. We intend to engage an Eligible Independent Contractor whenever required to maintain our REIT status. A TRS is subject to corporate federal, state and local income taxes.

As of September 30, 2015 and December 31, 2014, the Company has determined that it has no uncertain tax positions.

Share-Based Payments

We have granted restricted stock units, or RSUs, to certain employees of the subadvisor. RSUs issued to employees of the subadvisor generally vest over three years, subject to continued employment. Share-based payment transactions for awards made to employees of the subadvisor are based on the fair value of the services received. We recognize these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award. We include share-based payment expense within Corporate general and administrative expense.

Income Attributable to Noncontrolling Interests

Earnings attributable to noncontrolling interests are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

CWI 2 9/30/2015 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Income (Loss) Per Share

Income (loss) per share, as presented, represents both basic and diluted per-share amounts for all periods presented in the consolidated financial statements. We calculate income (loss) per share using the two-class method to reflect the different classes of our outstanding common stock. Income (loss) per basic share of common stock is calculated by dividing Net income (loss) attributable to CWI 2 by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net income (loss) attributable to CWI 2 is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the three and nine months ended September 30, 2015, respectively, and from Inception to September 30, 2014. The allocation for the Class A common stock excludes the shareholder servicing fee of less than $0.1 million for both the three and nine months ended September 30, 2015, which is only applicable to holders of Class T common stock. No such fee was incurred from Inception to September 30, 2014 because there were no shares of Class T common stock outstanding during that period.

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

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2015-16, Business Combinations (Topic 805) — ASU 2015-16  requires that an acquirer recognize adjustments identified during the business combination measurement period in the reporting period in which the adjustment amounts are determined. The effects on earnings due to changes in depreciation, amortization, or other income effects as a result of the change are also recognized in the same period’s financial statements.  ASU 2015-16 also requires that acquirers present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted and prospective application is required for adjustments that are identified after the effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) — ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the Financial Accounting Standards Board issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

CWI 2 9/30/2015 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our advisor to perform certain services for us under a fee arrangement, including managing our overall business and our offering; the identification, evaluation, negotiation, purchase and disposition of lodging and lodging-related properties; and the performance of certain administrative duties. The agreement that is currently in effect will expire on December 31, 2015, unless otherwise renewed by us. Our advisor also has a subadvisory agreement with the subadvisor, whereby our advisor pays 25% of the fees that it earns under the advisory agreement and Available Cash Distributions and 30% of the subordinated incentive distributions to the subadvisor and the subadvisor provides certain services to us, as discussed below.

The following tables present a summary of fees we paid and expenses we reimbursed to our advisor, the subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

				Inception
				(May 22, 2014)
	Three Months Ended September 30,		Nine Months Ended	through
	2015	2014	September 30, 2015	September 30, 2014
Amounts Included in the Consolidated Statements of Operations
To our Advisor:
Acquisition fees	$—	$—	$1,742	$—
Interest expense	281	—	539	—
Asset management fees	300	—	504	—
Personnel and overhead reimbursements	195	—	410	—
Available Cash Distribution	177	—	177	—
Shareholder servicing fee	67	—	71	—
To CWI 1:
Acquisition fee to CWI 1	—	—	3,411	—
	$1,020	$—	$6,854	$—

Other Transaction Fees Incurred to Our Advisor
Selling commissions and dealer manager fees	$5,123	$—	$6,309	$—
Organization and offering costs	3,027	—	3,598	36
Capitalized acquisition fees for equity method investment	—	—	1,862	—
	$8,150	$—	$11,769	$36

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	September 30, 2015	December 31, 2014
Amounts Due to Related Parties and Affiliates
To our Advisor:
Notes payable to WPC	$77,986	$—
Organization and offering costs	1,359	108
Reimbursable costs	154	—
Other	100	—
To Others:
Due to Carey Financial	158	—
Other	16	—
	$79,773	$108

CWI 2 9/30/2015 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Acquisition Fees to CWI 1

On April 1, 2015, we acquired a 50% controlling interest in a joint venture owning the Marriott Sawgrass Golf Resort & Spa from our affiliate Carey Watermark Investors Incorporated, or CWI 1, which is a publicly-owned, non-listed REIT that is also advised by our advisor and invests in lodging and lodging-related properties. In connection with this acquisition, we paid acquisition fees to CWI 1 representing 50% of the acquisition fees incurred by CWI 1 on its acquisition of the hotel in October 2014 (Note 4).

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

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our advisor an annual asset management fee equal to 0.55% of the aggregate average market value of our investments. Our advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain described conditions in the advisory agreement are met. If our advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our offering price for Class A shares of $10.00 per share. For 2015, our advisor elected to receive its fees in shares. We settled all asset management fees for the three and nine months ended September 30, 2015 in shares of our Class A common stock rather than in cash. For the nine months ended September 30, 2015, $0.4 million in asset management fees were settled in shares. There were no such fees from Inception through September 30, 2014. At September 30, 2015, our advisor owned 62,641 shares (1.5%) of our outstanding Class A common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements. As of September 30, 2015, we had not paid any disposition fees or loan refinancing fees.

Notes Payable to WPC and Other Transactions with Affiliates

In April 2015, our board of directors and the board of directors of WPC approved unsecured loans to us and CWI 1 of up to an aggregate of $110.0 million, at an interest rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions, approved by our respective investment committees, that we might not otherwise have sufficient available funds to complete. Any such loans are solely at the discretion of WPC’s management. On April 1, 2015 and May 1, 2015, we borrowed $37.2 million and $65.3 million, respectively, from WPC, each at a 30-day London Interbank Offered Rate, or LIBOR, plus 1.10%, and maturity dates of March 31, 2016 and December 30, 2015, respectively. At September 30, 2015, the amount due to WPC was $78.0 million, including accrued interest. The interest expense on these notes payable to our affiliate is included in Interest expense on the consolidated statements of operations. These borrowings were used to fund our acquisitions described in Note 4 and Note 5.
On October 21, 2015, we used offering proceeds to make a repayment of $10.0 million to WPC towards the $37.2 million loan made to us on April 1, 2015. As of the date of this Report, $17.6 million was available to be borrowed from WPC based upon the aggregate borrowings by us and CWI 1.
Organization and Offering Costs

Pursuant to the advisory agreement, our advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) limited to 4% of the gross proceeds from the offering and distribution reinvestment plan if the gross proceeds are less than $500.0 million, 2% of the gross proceeds from the offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750.0 million or more. Through September 30, 2015, our advisor incurred organization and offering costs on our behalf of approximately $3.7 million, all of which we were obligated to pay. Unpaid costs of $1.4 million were included in Due to affiliates in the consolidated financial statements at September 30, 2015.

During the offering period, costs incurred in connection with raising of capital are recorded as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred offering costs to stockholders’ equity. During the nine months ended September 30, 2015, $0.3 million of deferred offering costs were charged to stockholders’ equity.

CWI 2 9/30/2015 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Personnel and Overhead Reimbursements

Pursuant to the subadvisory agreement, after we reimburse our advisor it will subsequently reimburse the subadvisor for its personnel costs and other charges. We have also granted RSUs to employees of the subadvisor pursuant to our 2015 Equity Incentive Plan. The subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors. In addition, pursuant to the advisory agreement, we reimburse our advisor for the actual cost of personnel allocable to their time devoted to providing administrative services to us, as well as rent expense. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and are being settled in cash.

Available Cash Distributions

Carey Watermark Holdings 2 will receive 10% of Available Cash Distributions, as defined in the limited partnership agreement of the Operating Partnership. The limited partnership agreement of the Operating Partnership also provides Carey Watermark Holdings 2 with an interest in subordinated disposition proceeds and subordinated listing distributions.

Pursuant to the subadvisory agreement, our advisor will pay 25% of the fees that it earns under the advisory agreement and Available Cash Distributions and 30% of the subordinated incentive distributions to the subadvisor.

Other Amounts Due to Advisor

At September 30, 2015, other amounts due to our advisor primarily represent asset management fees payable.

Broker Dealer Fees

We have a dealer manager agreement with Carey Financial, LLC, an affiliate of our advisor, whereby Carey Financial, LLC receives a selling commission, depending on the class of common stock sold, of up to $0.70 and $0.19 per share sold and a dealer manager fee of up to $0.30 and $0.26 per share sold for the Class A and Class T common stock, respectively. The selling commissions are re-allowed and a portion of the dealer manager fees may be re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements.

Carey Financial, LLC also receives an annual distribution and shareholder servicing fee in connection with our Class T common stock, which it may re-allow to selected dealers. The amount of the shareholder servicing fee is 1.0% of the selling price per share for the Class T common stock in our initial public offering or, once published, the amount of our estimated net asset value per share. The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee after the sixth anniversary of the end of the quarter in which the initial public offering terminates, and the fees may end sooner if the total underwriting compensation that is paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that sixth anniversary. The shareholder servicing fee is included in Asset management fees to affiliate and other in the consolidated financial statements.

Jointly-Owned Investments

At September 30, 2015, we owned interests in two jointly-owned investments with CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne, an Unconsolidated Hotel. See Note 4 and Note 5 for further discussion.

CWI 2 9/30/2015 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Buildings	$140,995	$—
Land	34,900	—
Furniture, fixtures and equipment	13,326	—
Building and site improvements	183	—
Construction in progress	3,889	—
Hotels, at cost	193,293	—
Less: Accumulated depreciation	(3,489)	—
Net investments in hotels	$189,804	$—

2015 Acquisitions

During the nine months ended September 30, 2015, we acquired two hotels, which were considered to be business combinations. We refer to these investments as our 2015 Acquisitions.

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

Courtyard Nashville Downtown

On May 1, 2015, we acquired the Courtyard Nashville Downtown hotel from an unaffiliated third party and acquired real estate and other hotel assets, net of assumed liabilities, with fair value totaling $58.5 million, as detailed in the table that follows. The 192-room hotel is located in Nashville, Tennessee. The hotel continues to be managed by Marriott International, Inc., an unaffiliated third party. In connection with this acquisition, we expensed acquisition costs of $4.4 million, including acquisition fees of $1.7 million paid to our advisor. We obtained a non-recourse mortgage loan on the property of $42.0 million upon acquisition (Note 8). In addition, the equity portion of our investment was financed in full by a loan of $27.9 million from WPC (Note 3).

CWI 2 9/30/2015 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through September 30, 2015 (in thousands):

	2015 Acquisitions
	Marriott Sawgrass Golf Resort & Spa (a)	Courtyard Nashville Downtown
Acquisition Date	April 1, 2015	May 1, 2015
Cash consideration	$24,764	$58,498
Assets acquired at fair value:
Building	$93,551	$47,443
Land	26,400	8,500
Buildings and site improvements	27	—
Furniture, fixtures and equipment	8,132	4,945
Construction in progress	770	—
Accounts receivable	5,635	224
Other assets	2,628	4
Liabilities assumed at fair value:
Non-recourse mortgage	(66,700)	—
Accounts payable, accrued expenses and other liabilities	(11,921)	(2,618)
Contribution from noncontrolling interest at fair value	(33,758)	—
Net assets acquired at fair value	$24,764	$58,498

	From Acquisition Date Through September 30, 2015
Revenues	$24,610	$6,901
Net income	$3,470	$2,864
___________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

CWI 2 9/30/2015 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

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

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma total revenues	$12,978	$12,903	$48,702	$45,600

Pro forma net income (loss)	$59	$(836)	$3,895	$(5,381)
Pro forma (income) loss attributable to noncontrolling interests	(19)	668	(1,919)	(559)
Pro forma income (loss) attributable to CWI 2 stockholders	$40	$(168)	$1,976	$(5,940)

Pro forma income (loss) per Class A share:
Net income (loss) attributable to CWI 2 stockholders	$47	$(168)	$920	$(5,940)
Basic and diluted pro forma weighted-average shares outstanding	2,345,117	36,021	879,525	36,021
Basic and diluted pro forma income (loss) per share	$0.02	$(4.66)	$1.05	$(164.90)

Pro forma income per Class T share:
Net (loss) income attributable to CWI 2 stockholders	$(7)	$—	$1,056	$—
Basic and diluted pro forma weighted-average shares outstanding	2,983,328	—	1,076,930	—
Basic and diluted pro forma income per share	$—	$—	$0.98	$—

All acquisition costs for hotels acquired during the nine months ended September 30, 2015 are presented as if they were incurred on January 1, 2014.

Construction in Progress

At September 30, 2015, construction in progress was $3.9 million, recorded at cost, and related primarily to planned renovations at the Marriott Sawgrass Golf Resort & Spa (Note 9). We did not record any construction in progress as of December 31, 2014. We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized less than $0.1 million during each of the three and nine months ended September 30, 2015.

During the nine months ended September 30, 2015, accrued capital expenditures increased by $1.0 million, representing non-cash investing activity.

CWI 2 9/30/2015 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Equity Investment in Real Estate

At September 30, 2015, we owned an equity interest in one Unconsolidated Hotel, together with CWI 1 and an unrelated third party. We do not control the venture that owns this hotel, but we exercise significant influence over it. We account for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our advisor that we incur and other-than-temporary impairment charges, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate if the venture’s capital structure gives different rights and priorities to its investors. We have priority returns on our equity method investment. Therefore, we follow the hypothetical liquidation at book value method in determining our share of the venture’s earnings or losses for the reporting period as this method better reflects our claim on the venture’s book value at the end of each reporting period. Earnings for our equity method investment are recognized in accordance with the related investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

The following table sets forth our ownership interest in our equity investment in real estate and its carrying value. The carrying value of this venture is affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotel	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at September 30, 2015	Carrying Value at
								September 30, 2015	December 31, 2014
Ritz-Carlton Key Biscayne Venture (b) (c)	FL	480	19.3%	$37,559	5/29/2015	Resort	Planned Future	$38,672	$—
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our advisor, at the time of acquisition.

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

(c)
At September 30, 2015, the unamortized basis differences on our equity investment were $1.8 million. Net amortization of the basis differences reduced the carrying value of our equity investment by less than $0.1 million for both the three and nine months ended September 30, 2015.

The following table sets forth our share of equity in earnings from our Unconsolidated Hotel, which is based on the hypothetical liquidation at book value model as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

				Inception
				(May 22, 2014)
	Three Months Ended September 30,		Nine Months Ended	through
Unconsolidated Hotel	2015	2014	September 30, 2015	September 30, 2014
Ritz-Carlton Key Biscayne Venture	$782	$—	$1,112	$—

No other-than-temporary impairment charges were recognized during either the three or nine months ended September 30, 2015.

CWI 2 9/30/2015 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

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

Derivative Assets — Our derivative assets are comprised of interest rate caps that were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market (Note 7).

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and nine months ended September 30, 2015 or from Inception to September 30, 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $108.7 million and an estimated fair value of $109.0 million at September 30, 2015. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at September 30, 2015.

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

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include a counterparty to a hedging arrangement defaulting on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

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

CWI 2 9/30/2015 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Interest rate caps	Other assets	$34	$—	$—	$—

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At September 30, 2015, no cash collateral had been posted nor received for any of our derivative positions.

We recognized an unrealized loss of less than $0.1 million and $0.1 million in Other comprehensive loss on derivative in connection with our interest rate caps during the three and nine months ended September 30, 2015, respectively.

One of our interest rate caps was not initially designated for hedge accounting at the time it was entered into; however at September 30, 2015, the cap qualified for hedge accounting. During the nine months ended September 30, 2015, we recognized a loss of less than $0.1 million in Other income and (expenses) in the consolidated statement of operations related to this cap.

We did not reclassify any losses from Other comprehensive loss on derivatives into Interest expense during the three or nine months ended September 30, 2015.

Amounts reported in Other comprehensive loss related to our interest rate cap will be reclassified to Interest expense as interest payments are made on our variable-rate debt. At September 30, 2015, we estimated that less than $0.1 million will be reclassified as Interest expense during the next 12 months related to our interest rate cap.

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

We did not have any interest rate swaps outstanding at September 30, 2015. The interest rate caps that we had outstanding on our Consolidated Hotels at September 30, 2015 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	September 30, 2015
Interest rate caps	2	$108,700	$34

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2015. At September 30, 2015, our total credit exposure and the maximum exposure to any single counterparty were both less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2015, we had not been declared in default on any of our derivative obligations. We had no derivatives that were in a net liability position at September 30, 2015.

CWI 2 9/30/2015 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Debt

The following table presents the non-recourse debt on our Consolidated Hotels (dollars in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	September 30, 2015	December 31, 2014
Courtyard Nashville Downtown (a) (b)	3.21%	Variable	5/2019	$42,000	$—
Marriott Sawgrass Golf Resort & Spa (a) (c)	4.05%	Variable	11/2019	66,700	—
				$108,700	$—
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped through the use of interest rate caps (Note 7). The interest rates presented for these mortgage loans reflect the rate in effect at September 30, 2015 through the use of an interest rate cap, when applicable.

(b)	This mortgage loan has a one-year extension option, which is subject to certain conditions. The maturity date in the table does not reflect the extension option.

(c)	Total mortgage financing commitment is up to $78.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

Both of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s restricted cash account and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If the provisions were triggered, the lender would retain a portion of cash sufficient to cover the required debt service; however, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel.

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

Courtyard Nashville Downtown

In connection with our acquisition of the Courtyard Nashville Downtown, we obtained a non-recourse mortgage loan of $42.0 million, with a floating interest rate of LIBOR plus 3.0%, which is subject to an interest rate cap. The loan is interest-only for 24 months and has a maturity date of May 2019. We capitalized $0.6 million of deferred financing costs related to this loan.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At September 30, 2015, we were in compliance with the applicable covenants for each of our mortgage loans.

CWI 2 9/30/2015 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2015 and each of the next four calendar years following December 31, 2015 are as follows (in thousands):

Years Ending December 31,	Total
2015 (remainder)	$—
2016	—
2017	640
2018	960
2019	107,100
Total	$108,700

Note 9. Commitments and Contingencies

At September 30, 2015, we were not involved in any litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

We are liable for certain expenses of our initial public offering, including filing, legal, accounting, printing and escrow fees, which are deducted from the gross proceeds of the offering. We will reimburse Carey Financial or selected dealers for certain organization and offering costs. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering may not exceed limitations prescribed by the Financial Industry Regulatory Authority Inc. Our advisor has agreed to be responsible for the repayment of (i) organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial with respect to shares held by any clients of it and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 4% of the gross proceeds from the offering if the gross proceeds are less than $500.0 million, 2% of the gross proceeds from the offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750.0 million or more; and (ii) organization and offering expenses (including selling commissions, dealer manager fees, and expenses reimbursed to selected dealers) that exceed 15% of the gross proceeds of the offering.  Through September 30, 2015, our advisor incurred organization and offering costs on our behalf of approximately $3.7 million, all of which we were obligated to pay. Unpaid costs of $1.4 million were included in Due to affiliates in the consolidated financial statements at September 30, 2015.

Renovation Commitment

A $20.8 million renovation of the Marriott Sawgrass Golf Resort & Spa commenced during the second quarter of 2015 and is currently expected be completed by the third quarter of 2016. All guestrooms and public spaces are expected to be renovated, as well as the Cabana Beach Club, pool and resort amenity enhancements. The renovation is expected to be funded through future renovation draws on the related mortgage loan, amounts held in escrow and our cash accounts. Our unfunded commitment at September 30, 2015 was $13.0 million.

We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotel beyond our original investment.

CWI 2 9/30/2015 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Income (Loss) Per Share and Equity

Income (Loss) Per Share

The following table presents income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income (Loss)	Basic and Diluted Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Loss Per Share
Class A common stock	2,345,117	$51	$0.02	36,021	$—	$—
Class T common stock	2,983,328	(2)	—	—	—	—
Net income attributable to CWI 2 stockholders		$49			$—

	Nine Months Ended September 30, 2015			Inception through September 30, 2014
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	879,525	$(2,989)	$(3.40)	36,021	$(36)	$(1.00)
Class T common stock	1,076,930	(3,731)	(3.46)	—	—	—
Net loss attributable to CWI 2 stockholders		$(6,720)			$(36)

The allocation of Net income (loss) attributable to CWI 2 is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for each respective period. For both the three and nine months ended September 30, 2015, the allocation for the Class A common stock excludes the shareholder servicing fee of less than $0.1 million, which is only applicable to holders of Class T common stock (Note 4).

Share-Based Payments

2015 Equity Incentive Plan

We maintain the 2015 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2015 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 2,000,000 shares may be granted, of which 1,957,250 shares remained available for future grants at September 30, 2015. During the nine months ended September 30, 2015, we issued 30,250 RSUs, which are scheduled to vest over approximately three years, subject to continued employment, to employees of the subadvisor. No shares were issued from Inception through September 30, 2014.

Shares Granted to Directors

During the nine months ended September 30, 2015, we also issued 2,500 shares of Class A common stock to each of our five independent directors in June 2015, valued at $10.00 per share, as part of their director compensation. No shares were issued from Inception through September 30, 2014.

We recognized stock-based compensation expense related to the awards of RSUs to employees of the subadvisor and shares issued to our directors totaling less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively. Stock-based compensation expense is included within Corporate general and administrative expenses in the consolidated financial statements.

CWI 2 9/30/2015 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

The awards to employees of the subadvisor had a weighted-average remaining contractual term of 2.5 years at September 30, 2015. At September 30, 2015, we had 30,250 nonvested RSUs outstanding, and we currently expect to recognize stock-based compensation expense totaling approximately $0.3 million over the remaining vesting period. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of this plan.

Distributions

Our third quarter 2015 declared daily distribution was $0.0016303 and $0.0013735 per share for our Class A common stock and Class T common stock, respectively. The distributions were comprised of $0.0013586 and $0.0011168 per day payable in cash, respectively, and $0.0002717 and $0.0002567 per day payable in shares of our common stock, respectively, to stockholders of record on each day of the quarter and were paid on October 15, 2015 in the amount of $0.6 million.

In September 2015, our board of directors declared fourth quarter distributions for our Class A and Class T shares at a daily rate of $0.0016303 and $0.0013735 per share, respectively. The distributions are comprised of $0.0013586 and $0.0011168 per day payable in cash, respectively, and $0.0002717 and $0.0002567 per day payable in shares of our common stock, respectively, for the quarter ending December 31, 2015, payable on or about January 15, 2016 to stockholders of record on each day of the quarter.

Proceeds from Sale of Common Stock

During October 2015, we received proceeds totaling $1.4 million, net of selling commissions and dealer manager fees, related to Class A and Class T shares that we sold during the nine months ended September 30, 2015.

Note 11. Subsequent Event

On November 4, 2015, we acquired a 100% interest in Embassy Suites Denver Downtown Convention Center from an unaffiliated third party for $170.0 million. The 403-room, full-service all-suite hotel is located in Denver, Colorado. We obtained a non-recourse mortgage loan at closing of $100.0 million. We paid acquisition fees of approximately $4.5 million. The hotel will continue to be managed by Sage Hospitality.

It was not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for this acquisition given the short period of time between the acquisition date and the issuance of this Report.

CWI 2 9/30/2015 10-Q – 26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes thereto as of September 30, 2015.

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

Carey Lodging Advisors, LLC is our advisor and manages our business. Our advisor has retained CWA2, LLC, a subsidiary of Watermark Capital Partners LLC, to act as a subadvisor. Our advisor and the subadvisor manage our overall portfolio, including providing oversight and strategic guidance to the independent property operators that manage our hotels.

At September 30, 2015, we held ownership interests in three hotels, with a total of 1,183 rooms. See Portfolio Overview below for a complete listing of our hotels.

Significant Developments

Public Offering

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1.4 billion of Class A shares at $10.00 per share, was declared effective by the SEC under the Securities Act. The Registration Statement also covered the offering of up to $600.0 million of Class A shares at $9.60 pursuant to our DRIP. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering at $9.45 per share and under our DRIP at $9.07 per share, which was declared effective by the SEC on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1.4 billion in the offering and up to $600.0 million through our DRIP. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC and other selected dealers. Through October 31, 2015, we raised offering proceeds for our Class A common stock and Class T common stock of $56.6 million and $73.9 million, respectively.

We intend to use the net proceeds of the offering to continue to acquire, own and manage a portfolio of interests in lodging and lodging related properties, as well as make repayments to WPC on our short-term borrowings (Note 3). While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors.

Acquisitions

During the nine months ended September 30, 2015, we acquired ownership interests in two Consolidated Hotels, with real estate and other hotel assets, net of assumed liabilities and noncontrolling interests, totaling $83.3 million (Note 4) and an ownership interest in an Unconsolidated Hotel for $37.6 million (Note 5).

Financings

In connection with our acquisition of the Courtyard Nashville Downtown (Note 4), we obtained new non-recourse mortgage financing of $42.0 million with a floating interest rate of LIBOR plus 3.0%, which is subject to an interest rate cap, and has a maturity date of May 2019 (Note 8).

CWI 2 9/30/2015 10-Q – 27

In connection with our acquisition of the Marriott Sawgrass Golf Resort & Spa, we assumed $78.0 million in non-recourse debt financing, of which $66.7 million had been drawn at the acquisition date, at a rate of LIBOR plus 3.85% and a maturity date of November 2019 (Note 4).

On April 1, 2015 and May 1, 2015, we borrowed $37.2 million and $65.3 million, respectively, from WPC, each at LIBOR plus 1.10%, with maturity dates of March 31, 2016 and December 30, 2015, respectively. These borrowings were used to fund our acquisitions described in Note 4 and Note 5. At September 30, 2015, the amount due to WPC was $78.0 million, including accrued interest. On July 29, 2015 and October 21, 2015, we used offering proceeds to make repayments of $25.0 million and $10.0 million, respectively, to WPC towards the $37.2 million loan made to us on April 1, 2015 (Note 3).

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

				Inception
				(May 22, 2014)
	Three Months Ended September 30,		Nine Months Ended	through
	2015	2014	September 30, 2015	September 30, 2014
Hotel revenues	$12,978	$—	$31,511	$—
Acquisition-related expenses	323	—	8,184	—
Net income (loss) attributable to CWI 2 stockholders	49	—	(6,720)	(36)

Cash distributions paid	45	—	45	—

Net cash used in operating activities			(1,573)	—
Net cash used in investing activities			(173,945)	—
Net cash provided by financing activities			235,356	200

Supplemental Financial Measures: (a)
FFO attributable to CWI 2 stockholders	1,301	N/A	(4,514)	N/A
MFFO attributable to CWI 2 stockholders	1,593	N/A	3,699	N/A

Consolidated Hotel Operating Statistics
Occupancy	71.9%	N/A	77.0%	N/A
ADR	$163.70	N/A	$182.35	N/A
RevPAR	117.71	N/A	140.47	N/A
___________

(a)
We consider the performance metrics listed above, including funds from (used in) operations, or FFO, and modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At September 30, 2015, we owned two Consolidated Hotels, both of which were acquired during the three months ended June 30, 2015.

CWI 2 9/30/2015 10-Q – 28

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

(Dollars in thousands)

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at September 30, 2015
Consolidated Hotels
Marriott Sawgrass Golf Resort & Spa (a)	FL	511	50%	$24,764	4/1/2015	Resort	Planned future
Courtyard Nashville Downtown	TN	192	100%	58,498	5/1/2015	Select-Service	None planned
		703		$83,262
Unconsolidated Hotel
Ritz-Carlton Key Biscayne (b)	FL	480	19.3%	$37,559	5/29/2015	Resort	Planned future

_________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

(b)
A 47.4% interest in this venture is owned by CWI 1. The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 178 condo-hotel units that participate in the resort rental program.

Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing the value in our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

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

We acquired our first hotel during the second quarter of 2015 and therefore our results are not comparable year-over-year. Our results are significantly impacted by acquisition-related costs and fees, which are a material one-time expense incurred in the period of acquisition, as well as the timing of renovation activity. We may invest in hotels that then undergo significant renovations. Generally, during the renovation period a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. We intend to use the capital from our offering proceeds and mortgage and other indebtedness to fund our acquisitions, and in some instances, our renovations.

CWI 2 9/30/2015 10-Q – 29

The following table presents our comparative results of operations (in thousands):

					Inception
					(May 22, 2014)
	Three Months Ended September 30,			Nine Months Ended	through
	2015	2014	Change	September 30, 2015	September 30, 2014	Change
Hotel Revenues	$12,978	$—	$12,978	$31,511	$—	$31,511

Hotel Expenses	12,416	—	12,416	26,628	—	26,628

Other Operating Expenses
Acquisition-related expenses	323	—	323	8,184	—	8,184
Corporate general and administrative expenses	679	—	679	1,541	36	1,505
Asset management fees to affiliate and other	474	—	474	681	—	681
	1,476	—	1,476	10,406	36	10,370

Operating Loss	(914)	—	(914)	(5,523)	(36)	(5,487)

Other Income and (Expenses)
Interest expense	(1,353)	—	(1,353)	(2,518)	—	(2,518)
Equity in earnings of equity method investment in real estate	782	—	782	1,112	—	1,112
Other income and (expenses)	3	—	3	(25)	—	(25)
	(568)	—	(568)	(1,431)	—	(1,431)

Loss from Operations Before Income Taxes	(1,482)	—	(1,482)	(6,954)	(36)	(6,918)
Benefit from income taxes	1,550	—	1,550	1,450	—	1,450
Net Income (Loss)	68	—	68	(5,504)	(36)	(5,468)
Income attributable to noncontrolling interest	(19)	—	(19)	(1,216)	—	(1,216)
Net Income (Loss) Attributable to CWI 2 Stockholders	$49	$—	$49	$(6,720)	$(36)	$(6,684)

CWI 2 9/30/2015 10-Q – 30

Hotel Revenues

Revenues for the three and nine months ended September 30, 2015 reflect activity from Marriott Sawgrass Golf Resort & Spa and Courtyard Nashville Downtown from their respective acquisition dates through September 30, 2015 (in thousands).

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Marriott Sawgrass Golf Resort & Spa	Courtyard Nashville Downtown	Marriott Sawgrass Golf Resort & Spa	Courtyard Nashville Downtown
Hotel Revenues
Room	$3,995	$3,618	$11,065	$6,197
Food and beverage	3,267	264	9,752	413
Other operating revenue	1,656	178	3,793	291
	$8,918	$4,060	$24,610	$6,901

Hotel Expenses

Expenses for the three and nine months ended September 30, 2015 includes expenses from Marriott Sawgrass Golf Resort & Spa and Courtyard Nashville Downtown from their acquisition dates through September 30, 2015 (in thousands).

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Marriott Sawgrass Golf Resort & Spa	Courtyard Nashville Downtown	Marriott Sawgrass Golf Resort & Spa	Courtyard Nashville Downtown
Hotel expenses	$10,011	$2,405	$22,588	$4,040

Acquisition-Related Expenses

We immediately expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations.

For the three and nine months ended September 30, 2015, acquisition-related expenses were $0.3 million and $8.2 million, respectively. Acquisition-related expenses for the three months ended September 30, 2015 represent expenses associated with acquisitions that were consummated after September 30, 2015 and future potential acquisitions, while those for the nine months ended September 30, 2015 also include acquisition-related expenses associated with the Marriott Sawgrass Golf Resort & Spa and the Courtyard Nashville Downtown.

Corporate General and Administrative Expenses

For the three and nine months ended September 30, 2015, corporate general and administrative expenses were $0.7 million and $1.5 million, respectively. For the three and nine months ended September 30, 2015, corporate general and administrative expenses were comprised primarily of professional fees totaling $0.4 million and $0.6 million, respectively, reimbursements to our advisor for the cost of personnel and overhead expenses totaling $0.2 million and $0.4 million, respectively, and stock-based compensation expense totaling less than $0.1 million and $0.2 million, respectively.

Asset Management Fees to Affiliate and Other

Asset management fees to affiliate and other primarily represent fees paid to our advisor. We pay our advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our advisor (Note 3).

For the three and nine months ended September 30, 2015, asset management fees to affiliate and other were $0.5 million and $0.7 million, respectively.

CWI 2 9/30/2015 10-Q – 31

Operating Loss

For the three and nine months ended September 30, 2015, operating loss was $0.9 million and $5.5 million, respectively, and was primarily driven by the acquisition-related expenses discussed above, partially offset by contributions from our Consolidated Hotels since their acquisition date during the three and nine months ended September 30, 2015.

Interest Expense

For the three and nine months ended September 30, 2015, interest expense was $1.4 million and $2.5 million, respectively, primarily resulting from mortgage financing on our Consolidated Hotels (Note 8).

Equity in Earnings of Equity Method Investment in Real Estate

Equity in earnings of equity method investment in real estate represents earnings from our equity investment in an Unconsolidated Hotel recognized in accordance with the investment agreement and is based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary.

During the three and nine months ended September 30, 2015, we recognized equity in earnings on the Ritz-Carlton Key Biscayne Venture of $0.8 million and $1.1 million, respectively.

Income Attributable to Noncontrolling Interests

During the nine months ended September 30, 2015, we recognized income attributable to noncontrolling interests of $1.2 million, comprised of income attributable to the Marriott Sawgrass Golf Resort & Spa Venture of $1.0 million and an Available Cash Distribution of $0.2 million (Note 3).

Net Income (Loss) Attributable to CWI 2 Stockholders

For the three months ended September 30, 2015, the resulting net income attributable to CWI 2 stockholders was less than $0.1 million and for the nine months ended September 30, 2015, the resulting net loss attributable to CWI 2 stockholders was $6.7 million.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2015, MFFO was $1.6 million and $3.7 million, respectively.

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

CWI 2 9/30/2015 10-Q – 32

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

We expect to meet our short-term liquidity requirements through existing cash and escrow balances and cash flow generated from our hotels. We may also use short-term borrowings from our advisor or its affiliates to fund acquisitions, at our advisor’s discretion, as described below in Cash Resources. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties. We expect that cash flow from operations will be negatively impacted while we are acquiring hotels and undergoing renovations due to acquisition-related costs, renovation disruption and other administrative costs related to our regulatory reporting requirements specific to each acquisition. Once our funds are fully invested and initial renovations are completed, we believe that our hotels will generate positive cash flow. However, until our offering proceeds are fully invested and initial renovations have been completed, it may be necessary to use offering proceeds to fund a portion of our operating activities and distributions. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through cash flow from our hotel portfolio and long-term borrowings.

We have raised aggregate gross proceeds in our initial public offering of approximately $130.5 million through October 31, 2015 detailed as follows (in thousands):

	Funds Raised
Period	Class A	Class T	Total
From Inception to May 31, 2015	$2,859	$827	$3,686
June 2015	5,121	8,156	13,277
July 2015	8,277	9,175	17,452
August 2015	12,122	13,986	26,108
September 2015	12,450	19,485	31,935
October 2015	15,771	22,306	38,077
	$56,600	$73,935	$130,535

Leverage

Our organizational documents permit us to incur maximum leverage of up to 75% of the total costs of our investments, or 300% of our net assets, whichever is less, or a higher amount with the approval of a majority of our independent directors. At September 30, 2015, with the approval of a majority of our independent directors, we had incurred leverage of 97% of the total costs of our investments. Our independent directors determined that the excess leverage was justified because it permitted us to acquire lodging properties earlier than we would otherwise have been able to, thereby generating cash flow. The independent directors also took into consideration that that the higher percentage is expected to be temporary, with the loans from WPC to be repaid periodically as capital is raised in our initial public offering and the entire amount expected to be repaid by no later than December 30, 2015.

CWI 2 9/30/2015 10-Q – 33

Sources and Uses of Cash During the Period

We expect to use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations. During periods of renovation, hotels may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the proceeds from our offering, we will generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the nine months ended September 30, 2015, net cash used in operating activities was $1.6 million. The net cash outflow during the nine months ended September 30, 2015 primarily resulted from acquisition-related expenses and other operating costs, partially offset by net cash flow from hotel operations generated by our 2015 Acquisitions.

Investing Activities

During the nine months ended September 30, 2015, we used cash totaling $117.0 million for our 2015 Acquisitions (Note 4), used $37.6 million to purchase our 19.3% equity interest in the Ritz-Carlton Key Biscayne venture and funded $2.7 million of capital expenditures for our Consolidated Hotels. We placed funds into and released funds from lender-held escrow accounts totaling $6.7 million and $0.4 million, respectively, for renovations, property taxes and insurance and placed deposits for hotel investments totaling $10.4 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $235.4 million, primarily as a result of proceeds from two notes payable to WPC aggregating $102.4 million that were used to fund the equity portions of our 2015 acquisitions (Note 3) and mortgage financing obtained in connection with our acquisition of Courtyard Nashville Downtown of $42.0 million. We also received contributions from noncontrolling interests totaling $34.1 million, primarily representing CWI 1’s 50% interest in the Marriott Sawgrass Golf Resort & Spa, and raised a total of $82.8 million in funds through the issuance of shares of our common stock in our initial public offering, net of issuance costs. These inflows were partially offset by our repayment of notes payable to WPC of $25.0 million (Note 3).

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2015, we did not redeem any shares of our common stock pursuant to our redemption plan.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the nine months ended September 30, 2015, we paid distributions to stockholders of less than $0.1 million, which were comprised of cash distributions and distributions that were reinvested in shares of our common stock by stockholders through our DRIP. From Inception through September 30, 2015, we declared distributions to stockholders of $0.6 million, which were comprised of cash distributions of $0.2 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $0.4 million. We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. To date, we have not yet generated sufficient FFO to fund our distributions; therefore, we funded our cash distributions through September 30, 2015 from the proceeds of our public offering.

CWI 2 9/30/2015 10-Q – 34

Summary of Financing

At September 30, 2015, all of our outstanding non-recourse mortgage debt, which totaled $108.7 million, was variable-rate and subject to interest rate caps. At September 30, 2015, the weighted-average interest rate was 3.7%, which reflects the impact of our derivative instruments, when applicable.

At September 30, 2015, amounts due to WPC on unsecured loans that were used to fund our acquisitions described in Note 4 and Note 5 were $78.0 million, including accrued interest, with a rate of LIBOR plus 1.10%. On October 21, 2015, we used offering proceeds to make a repayment of $10.0 million to WPC towards the $37.2 million loan made to us on April 1, 2015 (Note 3).

Cash Resources

At September 30, 2015, our cash resources consisted of cash totaling $60.0 million, of which $7.7 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

As of September 30, 2015, we, along with CWI 1, were approved to borrow up to $110.0 million, in the aggregate, from WPC, at the sole discretion of the management of WPC, for the purpose of facilitating acquisitions approved by our respective investment committees (Note 3). At September 30, 2015, a total of $77.4 million had been borrowed by us from WPC. On October 21, 2015, we used offering proceeds to make a repayment of $10.0 million to WPC towards the $37.2 million loan made to us on April 1, 2015. As of the date of this Report, $17.6 million was available to be borrowed from WPC based upon the aggregate borrowings by us and CWI 1.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, paying distributions to our stockholders, reimbursing our advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 9), funding lease commitments, making scheduled debt payments on our mortgage loans and borrowings from WPC, as well as other normal recurring operating expenses. We expect to use proceeds from our initial public offering as well as cash generated from operations and mortgage financing to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at September 30, 2015, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal	$108,700	$—	$1,360	$107,340	$—
Interest on borrowings (a)	16,367	4,117	8,190	4,060	—
Notes payable to WPC (b)	77,986	77,986	—	—	—
Contractual capital commitments (c)	18,621	18,621	—	—	—
Lease commitments (d)	165	31	62	62	10
Due to advisor (e)	1,387	925	462	—	—
	$223,226	$101,680	$10,074	$111,462	$10
___________

(a)	For variable-rate debt, interest on borrowings is calculated using the capped interest rate, when in effect.

(b)	Represents amounts to be repaid on unsecured loans from WPC (Note 3).

(c)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(d)	Lease commitments consist of our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities.

(e)	Represents amounts advanced by our advisor for organization and offering costs subject to limitations under the advisory agreement (Note 3).

CWI 2 9/30/2015 10-Q – 35

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, which are supplemental non-GAAP measures defined by our management. We believe that these non-GAAP measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO and reconciliations of FFO and MFFO to the most directly comparable GAAP measures are provided below.

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly-owned investments.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. While impairment charges are excluded from the calculation of FFO described above, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common

CWI 2 9/30/2015 10-Q – 36

stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the conclusion of our initial public offering. Thus, we intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. This Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our equity in earnings of equity method investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized. While we are responsible for managing interest rate and hedge risk, we retain an outside consultant to review all our hedging agreements. Since interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the Investment Program Association’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items that are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance. We account for certain of our equity investments using the hypothetical liquidation model which is based on distributable cash as defined in the operating agreement.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs, which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that MFFO and the adjustments used to calculate it allow us to present our

CWI 2 9/30/2015 10-Q – 37

performance in a manner that takes into account certain characteristics unique to non-listed REITs, such as their limited life, defined acquisition period and targeted exit strategy, and is therefore a useful measure for investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net income (loss) attributable to CWI 2 stockholders	$49	$(6,720)
Adjustments:
Depreciation and amortization of real property	1,864	3,497
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(612)	(1,291)
Total adjustments	1,252	2,206
FFO attributable to CWI 2 stockholders — as defined by NAREIT	1,301	(4,514)
Acquisition expenses (a)	323	8,184
Realized loss on derivative instrument	—	30
Above-market parking garage lease amortization, net	(30)	(30)
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(1)	29
Total adjustments	292	8,213
MFFO attributable to CWI 2 stockholders	$1,593	$3,699
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

CWI 2 9/30/2015 10-Q – 38

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We have no foreign operations and are not exposed to foreign currency fluctuations. At September 30, 2015, we held ownership interests in two Consolidated Hotels and one Unconsolidated Hotel, and operate in the states of Tennessee and Florida. All three hotels are managed by Marriott International, Inc., an unaffiliated third party. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 for each hotel’s revenues and expenses.

Interest Rate Risk

The values of our real estate and related fixed-rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

We did not have any interest rate swap agreements outstanding as of September 30, 2015. At September 30, 2015, we estimated that the total fair value of our interest rate caps, which are included in Other assets in the consolidated financial statements, was in an asset position of less than $0.1 million (Note 7).

At September 30, 2015, all of our long-term debt was variable-rate and subject to interest rate caps. The contractual annual interest rates on our variable-rate debt at September 30, 2015 ranged from 3.2% to 4.1%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at September 30, 2015 (in thousands):

	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total	Fair Value
Non-recourse debt	$—	$—	$640	$960	$107,100	$—	$108,700	$109,034

The estimated fair value of our variable-rate debt, all of which is subject to interest rate caps, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2015 by an aggregate increase of $0.4 million or an aggregate decrease of $3.9 million, respectively.

CWI 2 9/30/2015 10-Q – 39

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2015 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 2 9/30/2015 10-Q – 40

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2015, we issued 36,821 shares of Class A common stock to our advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents the price at which shares of our Class A common stock were sold in our initial public offering. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From Inception and through September 30, 2015, we have issued a total of 40,388 shares of our Class A common stock to our advisor as consideration for asset management fees.

Use of Offering Proceeds

Our Registration Statement (File No. 333-196681) for our initial public offering was initially declared effective by the SEC on February 9, 2015 with respect to our Class A shares. On April 1, 2015, we filed an amended registration statement to include Class T shares on our initial public offering, which was declared effective by the SEC on April 13, 2015. As of September 30, 2015, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class T	Total
Shares registered (a)	56,000,000	88,888,889	144,888,889
Aggregate price of offering amount registered (a)	$560,000	$840,000	$1,400,000
Shares sold (b)	4,107,047	5,465,110	9,572,157
Aggregated offering price of amount sold	$40,584	$51,615	$92,199
Direct or indirect payments to our advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(2,807)	(1,210)	(4,017)
Direct or indirect payments to broker-dealers	(1,215)	(1,420)	(2,635)
Net offering proceeds to the issuer after deducting expenses	$36,562	$48,985	85,547
Proceeds from note payable to affiliate			102,447
Purchases of real estate related assets, net of financing costs and contributions from noncontrolling interest			(41,728)
Purchase of equity interest			(37,559)
Repayment of note payable to affiliate			(25,000)
Deposits for hotel investments			(10,491)
Acquisition costs expensed			(8,184)
Cash distribution paid to stockholders			(45)
Working capital			(4,949)
Temporary investments in cash and cash equivalents			$60,038
___________

(a)
These amounts are based on the assumption that the shares sold in our initial public offering will be composed of 40% Class A common stock and 60% Class T common stock, which represents the approximate composition at September 30, 2015.

(b)	Excludes Class A shares issued to affiliates, including our advisor, and Class A and Class T shares issued pursuant to our DRIP.

CWI 2 9/30/2015 10-Q – 41

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015, and Inception (May 22, 2014) through September 30, 2014, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015, and Inception (May 22, 2014) through September 30, 2014, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015, and Inception (May 22, 2014) through September 30, 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015, and Inception (May 22, 2014) through September 30, 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 2 9/30/2015 10-Q – 42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	November 13, 2015
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Accounting and Financial Officer)

CWI 2 9/30/2015 10-Q – 43

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

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015, and Inception (May 22, 2014) through September 30, 2014, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015, and Inception (May 22, 2014) through September 30, 2014, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015, and Inception (May 22, 2014) through September 30, 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015, and Inception (May 22, 2014) through September 30, 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 2 9/30/2015 10-Q – 44