Form 10-K
period 2015-12-31
Carey Watermark Investors 2 Inc
filed 2016-03-14
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001 Per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 800,765 and 951,436 of Class A and Class T shares, respectively, of outstanding common stock at June 30, 2015.
As of February 29, 2016, there were 15,766,447 shares of Class A common stock and 23,128,659 shares of Class T common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors of this Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

CWI 2 2015 10-K – 2

PART I

Item 1. Business.

General Development of Business

Overview

Carey Watermark Investors 2 Incorporated, or CWI 2, and together with its consolidated subsidiaries, we, us or our, is a publicly-owned, non-listed real estate investment trust, or REIT, formed as a Maryland corporation in May 2014 for the purpose of acquiring, owning, disposing of and, through Carey Lodging Advisors, LLC, a Delaware limited liability company, or our advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties primarily in the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through CWI 2 OP, LP, a Delaware limited partnership, or our Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings 2, LLC, or Carey Watermark Holdings 2, which is owned indirectly by W. P. Carey Inc., or WPC, holds a special general partner interest of 0.015% in the Operating Partnership. In order to qualify as a REIT, we cannot operate hotels directly; therefore, we lease our hotels to our wholly-owned taxable REIT subsidiaries, which we refer to as TRSs, and collectively as the TRS lessees. At December 31, 2015, we held ownership interests in four hotels, with a total of 1,586 rooms.

We are managed by our advisor, an indirect subsidiary of WPC, pursuant to an advisory agreement, dated February 9, 2015, as amended, among us, the Operating Partnership and our advisor, which we refer to herein as the advisory agreement. Under the advisory agreement, our advisor is responsible for managing our overall hotel portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. On February 9, 2015, CWA 2, LLC, or the subadvisor, entered into a subadvisory agreement with our advisor, which we refer to herein as the subadvisory agreement. The subadvisor provides services to our advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, subject to the approval of our independent directors.

WPC is a publicly-traded REIT listed on the New York Stock Exchange under the symbol “WPC.” During its more than 40-year history, WPC has sponsored and advised nine partnerships and eight REITs under the Corporate Property Associates and Carey Institutional Properties brand names, which we refer to as the CPA® REITs, and two REITs under the Carey Watermark Investors brand name. Like us, Carey Watermark Investors Incorporated, or CWI 1, is focused on investing in lodging and lodging-related properties. None of the currently active CPA® REITs are focused on investing in lodging and lodging-related properties. WPC also serves as an advisor for Carey Credit Income Fund, the master fund in a master/feeder fund structure where the master and each feeder have elected to be treated as a business development company, or CCIF.

Watermark Capital Partners, LLC is a private investment firm formed in May 2002 that focuses on assets that benefit from specialized marketing strategies and demographic shifts, including hotels and resorts, resort residential products, recreational projects (including golf and club ownership programs), and new-urbanism and mixed-use projects. The principal of Watermark Capital Partners, Michael G. Medzigian, has managed lodging properties valued in excess of $5.2 billion during his over 35 years of experience in the lodging and real estate industries, including as the chief executive officer of Lazard Freres Real Estate Investors, a real estate private equity management organization, and as a senior partner of Olympus Real Estate Corporation, the real estate fund management affiliate of Hicks, Muse, Tate and Furst Incorporated.

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1.4 billion of Class A shares, was declared effective by the SEC under the Securities Act of 1933, as amended, or the Securities Act. The Registration Statement also covered the offering of up to $600.0 million of Class A shares pursuant to our distribution reinvestment plan, or DRIP. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering and under our DRIP, which was declared effective by the SEC on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1.4 billion in the offering and up to $600.0 million through our DRIP. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, or Carey Financial, an affiliate of our advisor, and other selected dealers.

On May 15, 2015, aggregate subscription proceeds for our Class A and Class T common stock exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. From May 22, 2014, which we refer to as our Inception, through December 31, 2015, we raised offering proceeds of $105.7 million for our Class A common stock and $141.2 million for our

CWI 2 2015 10-K – 3

Class T common stock. During the same period, we also raised $0.2 million through our DRIP for each of our Class A and Class T common stock. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging-related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors.

The advisor determined our estimated net asset values per share, or NAVs, as of December 31, 2015 to be $10.53 for both the Class A shares and the Class T Shares.

We suspended our offering prior to the determination of the NAVs to allow us to update our public disclosure and to facilitate the orderly processing of sales. We intend to adjust the offering prices based on the NAVs and resume the current offering reflecting the new offering prices of $11.70 per Class A share and $11.17 per Class T share as soon as it is practicable to do so.

We have no employees. At December 31, 2015, WPC employed 314 individuals who were available to perform services for us under our advisory agreement (Note 3) and Watermark Capital Partners employed 12 individuals who were available to perform services for us through the subadvisory agreement.

Financial Information About Segments

We operate in one reportable segment – Hospitality. See Our Portfolio below.

Narrative Description of Business

Business Objectives and Strategy

We are a non-traded REIT that strives to create value in the lodging industry.

Our primary investment objectives are:

•	to provide stockholders with current income in the form of quarterly distributions; and

•	to increase the value of our portfolio in order to generate long-term capital appreciation.

We plan to meet our objectives by acquiring a diverse portfolio of lodging and lodging-related investments, including those that offer high current income, properties to which we can add value and provide the opportunity for capital appreciation, and to the extent available, distressed situations where we may be able to make opportunistic investments.

We intend to develop a diversified portfolio that has the potential to generate attractive risk adjusted returns across economic cycles, while mitigating the risk associated with any one geography or lodging category. We believe that a lodging portfolio that is diversified both geographically and across multiple lodging categories provides the opportunity to benefit from growth, while mitigating risk from lagging performance that is geographically specific or focused on specific lodging categories.

Our core strategy for achieving these objectives is to acquire, own, dispose of and manage, and seek to enhance the value of, interests in lodging and lodging related investments that are expected to generate current income and have the potential for growth through value add strategies. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors, although we have not made any such investments to date. We will adjust our investment focus from time to time based upon market conditions and our advisor's views on relative value as market conditions change. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes.

As a REIT, we are allowed to own lodging properties, but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we will enter into leases with certain of our subsidiaries organized as TRSs. The TRS lessees will in turn contract with independent property operators that will manage the day-to-day operations of our properties.

We believe that the following market factors and attributes of our investment model are particularly important to our ability to meet our investment objective:

•
An investment model that incorporates a diversified lodging portfolio provides the potential to generate attractive risk adjusted returns across economic cycles while mitigating the risks associated with any one geographic or lodging segment.

•	Our investment model should benefit from the continuing improvement in lodging industry fundamentals.

CWI 2 2015 10-K – 4

•	A lodging-centric investment strategy provides an opportunity for attractive returns and long-term growth in value, as well as a potentially effective inflation hedge.

•	As compared with certain other types of real estate assets, the lodging sector provides a broad range of value creation opportunities that can enhance returns.

•	We will deploy a differentiated investment approach.

•	Our investment strategy, resources and investment structure differentiate us from other sources of capital for the real estate industry.

The lodging properties we acquire may include full-service branded hotels located in urban settings, resort properties, high-end independent urban and boutique hotels, select-service hotels and mixed-use projects with non-lodging components. Full-service hotels generally provide a full complement of guest amenities, including food and beverage services, meeting and conference facilities, concierge and room service, porter service or valet parking, among others. Select-service hotels typically have limited food and beverage outlets and do not offer comprehensive business or banquet facilities. Resort properties may include smaller boutique hotels and large-scale integrated resorts.

Through December 31, 2015, we have invested in a full-service hotel, a select-service hotel and two resorts.

We may engage in securitization transactions with respect to any loans we purchase. We do not plan to make investments in sub-prime mortgages. We expect to make investments primarily in the United States. However, we may consider, and are not prohibited under our organizational documents from making, investments outside the United States.

Our advisor will evaluate potential acquisitions on a case-by-case basis. We are not required to meet any diversification standards and have no specific policies or restrictions regarding the geographic areas where we make investments or on the percentage of our capital that we may invest in a particular asset. However, without the prior approval of a majority of our independent directors, we may not invest more than 25% of our equity capital in non-lodging-related investments. We may also invest in permitted temporary investments, which include bank accounts and certificates of deposit, short-term U.S. government securities and other short-term liquid investments.

Our Portfolio

At December 31, 2015, our portfolio was comprised of our full or partial ownership in four hotels with 1,586 guest rooms, all located in the U.S. market. See Item 2. Properties.

Holding Period

We generally intend to hold our investments in real property for an extended period depending on the type of investment. We may dispose of other types of investments, such as investments in securities, more frequently. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our stockholders while avoiding increases in risk. No assurance can be given that this objective will be realized.

Financing Strategies

At December 31, 2015, our hotel portfolio, including both our Consolidated and Unconsolidated Hotels, was 57% leveraged. We may fund some individual investments solely or primarily using our equity capital and others may be financed with greater than 50% leverage. Our organizational documents permit us to incur maximum leverage of up to 75% of the total costs of our investments, or 300% of our net assets, whichever is less, or a higher amount with the approval of a majority of our independent directors.

Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through long-term secured and unsecured borrowings and the issuance of additional equity or securities.

Transactions With Affiliates

We may borrow funds or purchase properties from, or enter into joint ventures with, our advisor, the subadvisor, or their respective affiliates, including CWI 1, the CPA® REITs and WPC or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. We may also invest in other vehicles, such as real estate opportunity funds, that were formed, sponsored or managed by our advisor or the subadvisor and their respective affiliates. These transactions may take the form of jointly-owned ventures, direct purchases or sales of assets or debt,

CWI 2 2015 10-K – 5

mergers or another type of transaction. A majority of our directors (including the independent directors) must approve any significant investment in which we invest jointly with an entity sponsored and/or managed by our advisor, the subadvisor or their respective affiliates, including CWI 1 and the CPA® REITs.

Competition

In raising funds for investment, we face active competition from other companies with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds such as hedge funds. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we can prudently manage. Competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities offered to us or purchased by us.

The hotel industry is highly competitive. Hotels we acquire compete with other hotels for guests in our markets. Competitive factors include location, convenience, brand affiliation, room rates, range and quality of services, facilities and guest amenities or accommodations offered. Competition in the markets in which our hotels operate include competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect the occupancy, average daily rates, or ADR, and revenue per available room, or RevPAR, of our hotels, and thus our financial results, and may require us to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.

Seasonality

Certain lodging properties are seasonal in nature. Generally, occupancy rates and revenues are greater in the second and third quarters than in the first and fourth quarters. As a result of the seasonality of certain lodging properties, there may be quarterly fluctuations in results of operations of our properties. Quarterly financial results may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may need to enter into short-term borrowings in certain periods in order to offset these fluctuations in revenues, to fund operations or to make distributions to our stockholders.

Environmental Matters

The hotel properties that we acquire are subject to various federal, state and local environmental laws and regulations. Current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new property acquisition, and we frequently obtain contractual protections (indemnities, cash reserves, letters of credit or other instruments) from property sellers, or another third party, to address known or potential environmental issues.

Financial Information About Geographic Areas

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for financial information pertaining to our geographic operations.

CWI 2 2015 10-K – 6

Available Information

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.careywatermark2.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this Report, or other filings with the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. Our Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and Chief Financial Officer, is available on our website, http://www.careywatermark2.com. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers.

CWI 2 2015 10-K – 7

Item 1A. Risk Factors.

Our business, results of operations, financial condition and ability to pay distributions could be materially adversely affected by various risks and uncertainties, including the conditions below. These risk factors may affect our actual operating and financial results and could cause such results to differ materially from our expectations as expressed in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically and we cannot assure you that the factors described below list all risks that may become material to us at any later time.

Risks Related to Our Initial Public Offering

We have limited operating history and may be unable to successfully implement our investment strategy or generate sufficient funds from (used in) operations, or FFO, to make distributions to our stockholders.

We were incorporated in 2014 and have limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially. Our financial condition and results of operations will depend on many factors, including the availability of opportunities for the acquisition of assets, readily accessible short and long-term financing, conditions in the lodging industry specifically and financial markets and economic conditions generally, as well as the performance of our advisor, the subadvisor and the independent property operators managing our properties. There can be no assurance that we will be able to generate sufficient FFO over time to pay our operating expenses and make distributions to stockholders.

The past performance of the CPA® Programs sponsored by or affiliated with WPC is not an indicator of our future performance because those programs had a different investment strategy.

Although WPC has a long operating history, you should not rely upon the past performance of the CPA® programs as an indicator of our future performance. This is particularly true since we make investments that are different from net leased properties of the type that were the focus of the CPA® programs sponsored by WPC. We cannot guarantee that we will be able to find suitable investments with the proceeds of our initial public offering. Our failure to timely invest the proceeds of our offering, or to invest in quality assets, could diminish returns to investors and our ability to pay distributions to our stockholders.

The prices of shares being offered through our initial public offering and DRIP have been determined by our board of directors based upon our NAVs and may not be indicative of the price at which the shares would trade if they were listed on an exchange or actively traded by brokers.

The prices of the shares being offered through our initial public offering and DRIP have been determined by our board of directors in the exercise of its business judgment based upon our NAVs as of December 31, 2015. The valuation methodologies underlying our NAVs involved subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAVs if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved or (iii) the value of our portfolio at the time you were able to dispose of your shares.

A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to investors and may adversely affect our performance.

There could be a substantial delay between the time you invest in our shares and the time that we substantially invest the net proceeds of our initial public offering, meaning that we have invested at least 90% of such net proceeds. We currently expect that it may take up to one year after the termination of our initial public offering until the offering proceeds are substantially invested. Pending investment, the balance of the proceeds of our offering will be invested in permitted temporary investments, which include short term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the proceeds of our offering could adversely affect our ability to pay distributions to our stockholders and adversely affect your total return. If we fail to timely invest the net proceeds of our offering and our

CWI 2 2015 10-K – 8

distribution reinvestment plan or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected.

Our distributions will likely exceed our earnings during the period before we have substantially invested the net proceeds from our initial public offering and may be paid without limit from offering proceeds, borrowings or sales of assets, without limitation, which would reduce amounts available for the acquisition of properties or require us to repay such borrowings, both of which could reduce your overall return.

The amount of any distributions we may make is uncertain. We expect to use offering proceeds, borrowings, assets sale proceeds or other sources of cash, without limitation, to pay distributions in the future until we have substantially invested the net proceeds of our offering. In addition, we expect that our distributions will exceed our earnings until we have substantially invested the net proceeds from our offering. Our distribution coverage using FFO was approximately 23% of total distributions for both the year ended December 31, 2015 and on a cumulative basis through that date, with the balance funded with proceeds from our offering.  Our distribution coverage using cash flow from operations was also approximately 23% of total distributions for both the year ended December 31, 2015 and on a cumulative basis through that date, with the balance funded with proceeds from our offering. Distributions in excess of our earnings and profits could constitute a return of capital for U.S. federal income tax purposes. If we fund distributions from financings, then such financings will need to be repaid. If we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, and if we fund distributions with asset sale proceeds, we will not be able to benefit from those assets in the future. Financing distributions in any of the foregoing ways may affect our ability to generate future cash flows from operations and, therefore, reduce your overall return. In addition, since there may be a delay between the raising of offering proceeds and their investment in lodging or lodging-related properties, if we fund distributions from offering proceeds during the stages of the offering prior to the investment of a material portion of the offering proceeds, investors who acquire shares relatively early in our offering, as compared with later stockholders, may receive a greater return of offering proceeds as part of the earlier distributions to our stockholders.

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, (iv) issue shares of common stock to our independent directors or to the advisor and its affiliates for payment of fees in lieu of cash, (v) issue shares of common stock under our 2015 Equity Incentive Plan or (vi) redeem shares of common stock pursuant to our redemption program, then existing stockholders and investors purchasing shares in our initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share, which may be less than the per share proceeds received by us in our offering, and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

Our board of directors may change our investment policies without stockholder notice or approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies, including our targeted class of investments, may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of, or prior notice to, our stockholders. As a result, the nature of your investment could change without your consent. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy may, among other things, increase our exposure to interest rate risk and hotel property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration risks.

Subject to our intention to qualify as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. If we raise less money in our initial public offering than anticipated, we will have fewer assets and less diversification. Our

CWI 2 2015 10-K – 9

investments may become concentrated in type or geographic location, which could subject us to significant concentration risks with potentially adverse effects on our ability to achieve our investment objectives.

We are an ‘‘emerging growth company’’ under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the JOBS Act. We are an ‘‘emerging growth company,’’ as defined in the JOBS Act, and therefore are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that normally are applicable to public companies. For so long as we remain an emerging growth company, we will not be required to (i) comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002, (ii) submit certain executive compensation matters to stockholder advisory votes pursuant to the ‘‘say on frequency’’ and ‘‘say on pay’’ provisions of Section 14A(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the ‘‘say on golden parachute’’ provisions of Section 14A(b) of the Exchange Act (requiring a non binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations), (iii) disclose more than two years of audited financial statements in a registration statement filed with the SEC, (iv) disclose selected financial data pursuant to the rules and regulations of the Securities Act (requiring selected financial data for the past five years or for the life of the issuer, if less than five years) in our periodic reports filed with the SEC for any period prior to the earliest audited period presented in this registration statement and (v) disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation as required by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010. We have not yet made a decision whether to take advantage of any of or all such exemptions. If we decide to take advantage of any of these exemptions, some investors may find our shares of common stock a less attractive investment as a result.

Additionally, under Section 107 of the JOBS Act, an ‘‘emerging growth company’’ may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This means an ‘‘emerging growth company’’ can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to ‘‘opt out’’ of such extended transition period, and therefore will comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non emerging growth companies. This election is irrevocable.

We will remain an ‘‘emerging growth company’’ for up to five years, although we will lose that status sooner if our annual gross revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non affiliates equals or exceeds $700.0 million after we have been publicly reporting for at least 12 months and have filed at least one annual report on Form 10-K with the SEC.

The U.S. Department of Labor’s proposed regulation expanding the definition of fiduciary investment advice under ERISA could adversely affect our ability to raise funds.

On April 14, 2015, the U.S. Department of Labor, or the DOL, issued its re-proposed regulation addressing when a person providing investment advice with respect to an employee benefit plan or individual retirement account is considered to be a fiduciary under the Employee Retirement Income Security Act of 1974, or ERISA, and the Internal Revenue Code. The new proposal offers a broader definition of fiduciary investment advice covering specific recommendations on investments, investment management, the selection of persons to provide investment advice or management, and appraisals in connection with investment decisions, thereby expanding the group that would be considered investment advice fiduciaries under ERISA. The public comment period for the proposed regulation has ended and on January 28, 2016, the DOL submitted its final rule proposal to the Office of Management and Budget’s Office of Information and Regulatory Affairs. We cannot predict when or whether the regulation may be finalized, or how any final regulation may differ from the proposed regulation. If the final regulation is finalized as proposed, it could impact our ability to raise funds in our initial public offering, and thereby our financial condition and results of operations.

The implementation of changes to investor account statements for the Managed Programs described in Financial Industry Regulatory Authority, or FINRA, Regulatory Notice 15-02 may impact our ability to raise funds.

As described in FINRA Regulatory Notice 15-02, recent amendments to FINRA Rule 2310 and National Association of Securities Dealers Rule 2340 will, among other things, require investor account statements for unlisted REITs, including the Managed Programs, to reflect an estimated value per share (as determined based on either the net investment method or appraised value method) beginning on April 11, 2016. The rule changes will also require that account statements include

CWI 2 2015 10-K – 10

additional disclosure regarding the sources of distributions to shareholders of unlisted entities. The implementation of these rules could adversely affect market demand for shares of unlisted REITs and impact our ability to raise funds in our initial public offering, and thereby our financial condition and results of operations.

Risks Related to Our Relationship with Our Advisor and The Subadvisor

Our success will be dependent on the performance of our advisor and the subadvisor.

Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of our advisor in the acquisition of investments, the determination of any financing arrangements and the management of our assets. The current advisory agreement is scheduled to expire on December 31, 2016, unless renewed pursuant to its terms. Our advisor has previously sponsored CWI 1, which also focuses on lodging investments. Our advisor has retained the services of the subadvisor because the subadvisor is experienced in investing in and managing hotel properties and other lodging-related assets, including for CWI 1. If either our advisor or the subadvisor fails to perform according to our expectations, we could be materially adversely affected.

Uncertainty and risk are increased to stockholders because stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Stockholders must rely entirely on the management ability of our advisor, the oversight of our board of directors and our advisor’s access to the lodging experience of the subadvisor. The past performance of WPC or Watermark Capital Partners or partnerships and programs sponsored or managed by WPC, including the CPA® programs, may not be indicative of our advisor’s performance with respect to us. We cannot guarantee that our advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so in the past.

We are dependent upon our advisor and our advisor’s access to the lodging experience of the subadvisor.

We are subject to the risk that our advisor will terminate the advisory agreement or that the subadvisor will terminate the subadvisory agreement and that no suitable replacements will be found to manage us. We have no employees or separate facilities and are substantially reliant on our advisor, which has significant discretion as to the implementation and execution of our business strategies. Our advisor in turn is relying in part on the lodging experience of the subadvisor. We can offer no assurance that our advisor will remain our external manager, that the subadvisor will continue to be retained or that we will continue to have access to our advisor’s, WPC’s and/or Watermark Capital Partners’ professionals or their information or deal flow. If our advisor terminates the advisory agreement or if the advisor or the subadvisor terminates the subadvisory agreement, we will not have such access and will be required to expend time and money to seek replacements, all of which may impact our ability to execute our business plan and meet our investment objectives.

Moreover, lenders for certain of our assets may request change of control provisions in the loan documentation that would make the termination, replacement or dissolution of our advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. If such a default or accelerated repayment event occurs with respect to any of our assets, our revenues and distributions to our stockholders may be adversely affected.

WPC and our dealer manager are parties to a settlement agreement with the SEC and are subject to a federal court injunction as well as a consent order with the Maryland Division of Securities.

In 2008, WPC and Carey Financial, the dealer manager for our initial public offering, settled all matters relating to an investigation by the SEC, including matters relating to payments by certain CPA® REITs during 2000-2003 to broker-dealers that distributed their shares, which were alleged by the SEC to be undisclosed underwriting compensation, but which WPC and Carey Financial neither admitted nor denied. In connection with implementing the settlement, a federal court injunction has been entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.

The settlement is not binding on other regulatory authorities, including FINRA which regulates Carey Financial, state securities regulators, or other regulatory organizations, which may seek to commence proceedings or take action against WPC or its affiliates on the basis of the settlement or otherwise.

CWI 2 2015 10-K – 11

In 2012, Corporate Property Associates 15 Incorporated, or CPA® 15, one of the CPA® programs, WPC and Carey Financial, or the Parties, settled all matters relating to an investigation by the state of Maryland regarding the sale of unregistered securities of CPA®:15 in 2002 and 2003. Under the Consent Order, the Parties agreed, without admitting or denying liability, to cease and desist from any further violations of selling unregistered securities in Maryland. Contemporaneous with the issuance of the Consent Order, the Parties paid to the Maryland Division of Securities a civil penalty of $10,000.

Additional regulatory action, litigation or governmental proceedings could adversely affect us by, among other things, distracting WPC and Carey Financial from their duties to us, resulting in significant monetary damages to WPC and Carey Financial, which could adversely affect their ability to perform services for us, or resulting in injunctions or other restrictions on WPC’s or Carey Financial’s ability to act as our advisor and dealer manager, respectively, in the United States or in one or more states.

Exercising our right to repurchase all or a portion of Carey Watermark Holdings 2’s interests in our operating partnership upon certain termination events could be prohibitively expensive and could deter us from terminating the advisory agreement.

The termination or resignation of CLA as our advisor, or non-renewal of the advisory agreement, and replacement with an entity that is not an affiliate of the advisor, all after two years from the start of operations of our operating partnership, would give our operating partnership the right, but not the obligation, to repurchase all or a portion of Carey Watermark Holdings 2’s interests in our operating partnership at the fair market value of those interests (and based in part on the fair value of our real estate portfolio) on the date of termination, as determined by an independent appraiser. This repurchase could be prohibitively expensive, could require the operating partnership to have to sell assets to raise sufficient funds to complete the repurchase and could discourage or deter us from terminating the advisory agreement, even for poor performance by our advisor or the subadvisor. Alternatively, if our operating partnership does not exercise its repurchase right, we might be unable to find another entity that would be willing to act as our advisor while Carey Watermark Holdings 2 owns a significant interest in the operating partnership. If we do find another entity to act as our advisor, we may be subject to higher fees than the fees charged by CLA.

The repurchase of Carey Watermark Holdings 2’s special general partner interest in our operating partnership upon the termination of CLA as our advisor in connection with a merger or other extraordinary corporate transaction may discourage a takeover attempt if our advisory agreement would be terminated and CLA is not replaced by an affiliate of WPC as our advisor in connection therewith.

In the event of a merger or other extraordinary corporate transaction in which our advisory agreement is terminated and CLA is not replaced by an affiliate of WPC as our advisor, the operating partnership must either repurchase all or a portion of Carey Watermark Holdings 2’s special general partner interest in our operating partnership or obtain the consent of Carey Watermark Holdings 2 to the merger. This obligation may deter a transaction in which we are not the survivor. This deterrence may limit the opportunity for stockholders to receive a premium for their common stock that might otherwise exist if an investor attempted to acquire us through a merger or other extraordinary corporate transaction.

Payment of fees to our advisor, and distributions to our special general partner, will reduce cash available for investment and distribution.

Our advisor will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management of our properties and the administration of our other investments. Unless our advisor elects to receive our common stock in lieu of cash compensation, we will pay our advisor substantial cash fees for these services. In addition, Carey Watermark Holdings 2, as the special general partner of our operating partnership, is entitled to certain distributions from our operating partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

CWI 2 2015 10-K – 12

Our advisor, subadvisor and their respective affiliates and common directors with CWI 1 may be subject to conflicts of interest.

Our advisor will manage our business and selects our investments. The subadvisor will perform services for the advisor relating to us. Our advisor and its affiliates serve as the advisor to CWI 1, CPA®:17 - Global and CPA®:18 - Global, and CCIF; and the subadvisor serves as the subadvisor to CWI 1. In addition, currently all of our directors and officers are also directors and officers of CWI 1. Our advisor, subadvisor, their respective affiliates and the common directors we share with CWI 1 have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and our advisor and its affiliates include:

•	competition with CWI 1, which has recently raised funds and has similar investment objectives to us, for the time and attention of the advisor and subadvisor;

•	competition with CWI 1 for investment opportunities and financing opportunities, and the allocation of investments that are suitable for CWI 1 and CWI 2;

•
competition with CPA®:17 - Global and CPA®:18 - Global, and in particular CCIF, which is also still raising funds, as well as future entities managed by W. P. Carey for the time and attention of the advisor;

•
the receipt of compensation by our advisor and subadvisor for acquisitions of investments, leases, sales and financing for us, which may cause our advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•
agreements between us and our advisor, and between the advisor and subadvisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis as would occur if the agreements were with unaffiliated third parties;

•
acquisitions of single assets or portfolios of assets from affiliates, including WPC, CWI 1 and/or the CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

•
a decision by our advisor’s asset operating committee (on our behalf) of whether to hold or sell an asset. This decision could impact the timing and amount of fees payable to our advisor and subadvisor as well as allocations and distributions payable to Carey Watermark Holdings 2 pursuant to its special general partner interest. On the one hand, our advisor receives asset management fees and may decide not to sell an asset. On the other hand, the advisor receives disposition fees and Carey Watermark Holdings 2 will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its operating partnership profits interest, and the subadvisor will share in certain of those fees and distributions;

•	potential business combination transactions, including mergers, with W. P. Carey, Watermark Capital Partners or entities managed by them;

•	decisions regarding liquidity events, which may entitle our advisor, subadvisor and their affiliates to receive additional fees and distributions in respect of the liquidations;

•
a recommendation by our advisor that we declare distributions at a particular rate because our advisor and Carey Watermark Holdings 2 may begin collecting subordinated fees once the applicable preferred return rate has been met;

•
disposition fees based on the sale price of assets and interests in disposition proceeds based on net cash proceeds from sale, exchange or other disposition of assets may cause a conflict between the advisor’s desire to sell an asset and our plans to hold or sell the asset; and

•	the termination of the advisory agreement and other agreements with our advisor, subadvisor and their affiliates.

Each of our advisor and the subadvisor has agreed to present to our investment committee all opportunities to invest in lodging investments in the Americas. These commitments of our advisor and the subadvisor will terminate on the earliest to occur of certain events, including: (i) the third anniversary of the effective date of the registration statement pursuant to which our initial public offering has been registered if we have not raised $500 million of gross proceeds; (ii) the date on which we have invested at least 90% of the net proceeds of our initial public offering, unless prior to such date we have filed an initial registration statement for a follow-on offering; and (iii) the termination of the subadvisory agreement. Investments will be allocated between CWI 1 and us in accordance with our investment allocation guidelines. If our investment committee rejects an investment opportunity that has been presented to it, each of the advisor and the subadvisor will be free to allocate such opportunity to itself or to another entity managed by it.

The subadvisor would likely assert a lack of fiduciary duty as a defense to claims.

The subadvisor and its affiliated principals believe that they are not in a fiduciary relationship to our stockholders and may assert this position as a defense in any legal proceeding or claim asserting a breach of fiduciary duties by the subadvisor.

CWI 2 2015 10-K – 13

There are conflicts of interest with certain of our directors and officers who have interests in WPC and Watermark Capital Partners and entities sponsored or managed by either of them.

Most of the officers and certain of the directors of the advisor or the subadvisor are also our officers and directors, including Mr. Medzigian, Thomas E. Zacharias and Hisham A. Kader. Our officers may benefit from the fees and distributions paid to our advisor, the subadvisor and Carey Watermark Holdings 2.

In addition, Mr. Medzigian is and will be a principal in other real estate investment transactions or programs that may compete with us. Currently, Mr. Medzigian is the chairman and managing partner of Watermark Capital Partners, a private investment and management firm that specializes in real estate private equity transactions involving hotels and resorts, and related projects. Watermark Capital Partners, through its affiliates, currently owns interests in and/or manages three lodging properties within the United States, including one which is part of a joint venture with WPC and one in which Watermark Capital Partners serves as asset manager pursuant to an asset management agreement with an affiliate of WPC. WPC and the CPA® REITs own five investments in 21 lodging properties located within the United States, including one which is part of a joint venture with Watermark Capital Partners. WPC, the CPA® REITs and Watermark Capital Partners have an economic interest in other transactions, including in such pre-existing lodging investments, and Mr. Medzigian, by virtue of his position in Watermark Capital Partners, may be subject to conflicts of interests.

As a result of the interests described in this section, our advisor, the subadvisor and the directors and officers who are common to us, the CPA® REITs, CWI 1, WPC and Watermark Capital Partners will experience conflicts of interest.

We have limited independence, and there are potential conflicts between our advisor, the subadvisor and our stockholders.

Substantially all of our management functions are performed by officers of our advisor pursuant to our advisory agreement with the advisor and by the subadvisor pursuant to its subadvisory agreement with the advisor. Additionally, some of the directors of WPC and Watermark Capital Partners, or entities managed by them, are also members of our board of directors. This limited independence, combined with our advisor’s and Carey Watermark Holdings 2’s interests in us, may result in potential conflicts of interest because of the substantial control that our advisor will have over us and because of its economic incentives that may differ from those of our stockholders.

Our dealer manager may experience conflicts in managing competing offerings.

Our dealer manager may experience conflicts in fund raising for us and other entities at the same time. If the fees that we pay to the dealer manager are lower than those paid by such other entities, or if investors have a greater appetite for their shares than our shares, our dealer manager may be incentivized to sell more shares of such other entities and thus may devote greater attention and resources to their selling efforts than to selling our shares, which could impact our ability to raise funds in our initial public offering, and thereby our financial condition and results of operations.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-managed.

In the future, our board of directors may consider internalizing the functions performed for us by our advisor by, among other methods, acquiring our advisor’s or subadvisor’s assets. The method by which we could internalize these functions could take many forms. The amount that we would pay to the advisor or subadvisor for their assets would be determined by agreement among us at the time and cannot be predicted with certainty. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of our advisor or subadvisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and funds from operation per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our advisor, property manager or their affiliates. Internalization transactions, including without limitation, transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

CWI 2 2015 10-K – 14

Even if we internalize management, certain key employees may stay employees of the advisor or subadvisor.

There can be no assurance that key employees of the advisor or subadvisor would join us if we internalize management. We have no right to require any of them to do so. They may be subject to employment and/or non-competition agreements with the advisor or subadvisor that would restrict their ability to become our employees without the consent of the advisor or subadvisor, as applicable. Therefore, we may have to hire new employees who are not familiar with our company, which may be more expensive or may adversely affect our performance.

If our advisor is internalized by another entity managed by the advisor, or if our advisor decides to change its business strategy, we could be adversely affected.

Our advisor acts as the external advisor to CWI 1, the CPA® REITs and CCIF, and will act as the advisor to other entities in the future. If any of such entities were to acquire the assets and operations of our advisor in an internalization transaction, we could be adversely affected because such a transaction could result in the loss of the advisor’s services to us. In addition, our advisor is a subsidiary of WPC, which is an operating REIT in its own right, listed on the NYSE. There can be no assurance that WPC will not decide in the future to focus on business activities other than acting as an advisor to non-listed REITs such as us. In such cases, we would have to find a new advisor. A new advisor would not be familiar with our company and may charge fees that are higher than the fees we pay to our advisor, all of which may materially adversely affect our performance.

Risks Related to Our Operations

We could have property losses that are not covered by insurance.

Our property insurance policies will provide that all of the claims from each of our hotels resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached, and each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits, and as a result, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or catastrophic terrorist acts. Risks such as war, catastrophic terrorist acts, nuclear, biological, chemical, or radiological attacks, and some environmental hazards may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against.

We may also encounter disputes concerning whether an insurance provider will pay a particular claim that we believe is covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

We will obtain terrorism insurance to the extent required by lenders or franchisors as a part of our all-risk property insurance program, as well as our general liability policy. However, our all-risk policies will have limitations, such as per occurrence limits and sub-limits, which might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act, or TRIA, for ‘‘certified’’ acts of terrorism - namely those that are committed on behalf of non-United States persons or interests. Furthermore, we will not have full replacement coverage at all of our hotels for acts of terrorism committed on behalf of United States persons or interests (‘‘non-certified’’ events) as our coverage for such incidents is subject to sub-limits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents will be excluded under our policies. While TRIA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. Additionally, there is a possibility that Congress will not renew TRIA in the future, which would eliminate the federal subsidy for terrorism losses. As a result of the above, there remains uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

CWI 2 2015 10-K – 15

Our operations could be restricted if we become subject to the Investment Company Act and your investment return, if any, may be reduced if we are required to register as an investment company under the Investment Company Act.

A person will generally be deemed to be an ‘‘investment company’’ for purposes of the Investment Company Act if:

•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•
it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which is referred to as the ‘‘40% test.’’

We believe that we and our subsidiaries will be engaged primarily in the business of acquiring and owning interests in real estate. We will hold ourselves out as a real estate firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are, or following our initial public offering will be, an investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Excepted from the term ‘‘investment securities’’ for purposes of the 40% test described above are securities issued by majority- owned subsidiaries, such as our operating partnership, that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

Our operating partnership generally expects to satisfy the 40% test, but if we find that more of our investments than currently anticipated take the form of securities; however, depending on the nature of its investments, our operating partnership may rely upon the exclusion from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities ‘‘primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.’’ This exclusion generally requires that at least 55% of the operating partnership’s assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans and B notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We intend to treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We will rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. In August 2011, the SEC issued a concept release soliciting public comment on a wide range of issues relating to Section (3)(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the SEC or its staff regarding this exclusion, will not change in a manner that adversely affects our operations. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the operating partnership holding assets we might wish to sell or selling assets we might wish to hold.

To maintain compliance with an Investment Company Act exemption or exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Because the operating partnership will not be an investment company and will not rely on the exclusion from investment company registration provided by Section 3(c)(1) or 3(c)(7), and the operating partnership is a majority owned subsidiary of us, our interests in the operating partnership will not constitute investment securities for purposes of the 40% test. Our interests in the operating partnership is our only material asset; therefore, we believe that we will satisfy the 40% test.

CWI 2 2015 10-K – 16

Compliance with the Americans with Disabilities Act of 1990 and the related regulations, rules and orders may require us to spend substantial amounts of money which could adversely affect our operating results.

Under the Americans with Disabilities Act of 1990, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons. We will make every reasonable effort to ensure that our hotels substantially comply with the requirements of the Americans with Disabilities Act of 1990 and other applicable laws. However, we could be liable for both governmental fines and payments to private parties if it were determined that our hotels are not in compliance with these laws. If we were required to make unanticipated major modifications to our hotels to comply with the requirements of the Americans with Disabilities Act of 1990 and similar laws, it could materially adversely affect our ability to make distributions to our stockholders and to satisfy our other obligations.

We will incur debt to finance our operations, which may subject us to an increased risk of loss.

We will incur debt to finance our operations. The leverage we employ will vary depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Debt service payments may reduce the net income available for distributions to our stockholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Our charter or bylaws do not restrict the form of indebtedness we may incur.

Our participation in joint ventures may create additional risk because, among other things, we will not exercise sole decision making power and our partners may have different economic interests than we have.

We may participate in joint ventures and, from time to time, we may purchase assets jointly with third parties, Watermark Capital Partners, WPC or the other entities sponsored or managed by our advisor or its affiliates, such as CWI 1 and the CPA® REITs. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision- making authority relating to the property, joint venture or other entity. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. Further, the fiduciary obligation that our advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We will be subject, in part, to the risks of real estate ownership, which could reduce the value of our properties.

Our performance and asset value is, in part, subject to risks incident to the ownership and operation of real estate, including:

•	changes in the general economic climate;

•	changes in local conditions, such as an oversupply of hotel rooms or a reduction in demand for hotel rooms;

•	changes in traffic patterns and neighborhood characteristics;

•	increases in the cost of property insurance;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

Our performance could be adversely affected and the value of our assets could be reduced if one or more of the risks described above occurs to any material extent.

If available financing declines or interest rates rise, our financial condition and ability to make distributions may be adversely affected.

A reduction in available financing or increased interest rates for real-estate related investments may impact our financial condition by increasing our cost of borrowing, reducing our overall leverage (which may reduce our returns on investment) and

CWI 2 2015 10-K – 17

making it more difficult for us to obtain financing for ongoing acquisitions. These effects could in turn adversely affect our ability to make distributions to our stockholders.

We may have difficulty selling our properties and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.

Real estate investments generally have less liquidity compared to other financial assets and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The real estate market is affected by many factors that are beyond our control, including general economic conditions, availability of financing, interest rates and other factors, such as supply and demand.

We may be required to spend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements. In acquiring a lodging property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the lodging industry or the performance of our properties could have a material adverse effect on our results of operations and financial condition, as well as our ability to pay distributions to stockholders.

Our inability to sell properties may result in us owning lodging facilities which no longer fit within our business strategy. Holding these properties or selling these properties for losses may affect our earnings and, in turn, could adversely affect our value. Some of the other factors that could result in difficulty selling properties include, but are not limited to:

•	inability to agree on a favorable price;

•	inability to agree on favorable terms;

•	restrictions imposed by third parties, such as an inability to transfer franchise or management agreements;

•	lender restrictions;

•	environmental issues; and/or

•	property condition.

Potential liability for environmental matters could adversely affect our financial condition.

Owners of real estate are subject to numerous federal, state, local and foreign environmental laws and regulations. Under these laws and regulations, a current or former owner of real estate may be liable for costs of remediating hazardous substances found on its property, whether or not they were responsible for its presence. Although we will subject our properties to an environmental assessment prior to acquisition, which is expected to include at least a Phase 1 assessment, we may not be made aware of all the environmental liabilities associated with a property prior to its purchase, or we may discover hidden environmental hazards subsequent to acquisition. The costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell the property or to borrow using the property as collateral.

Various federal, state and local environmental laws impose responsibilities on an owner or operator of real estate and subject those persons to potential joint and several liabilities. Typical provisions of those laws include:

•
responsibility and liability for the costs of investigation and removal or remediation of hazardous substances released on or in real property, generally without regard to knowledge of or responsibility for the presence of the contaminants;

•
liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property; and

•	responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.

Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures.

We and our independent property operators will rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our independent property operators will rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including

CWI 2 2015 10-K – 18

financial transactions and records, personal identifying information, reservations, billing and operating data. We will purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. It is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Investments in the Lodging Industry

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our hotel properties, and therefore the net operating profits of our TRS lessees. The global economic downturn in 2008 and 2009 led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates. Our business is dependent on the speed and strength of the recovery of the U.S. economy, which cannot be predicted. Depending on the strength and sustainability of the recovery, we could experience an adverse impact on our revenue and a negative effect on our profitability.

We are subject to various operating risks common to the lodging industry, which may adversely affect our ability to make distributions to our stockholders.

Our hotel properties and lodging facilities are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties or lodging facilities in our markets;

•	over-building of hotels in our markets, which would adversely affect occupancy and revenues at the hotels we acquire;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns (including pandemics and epidemics), political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns (including natural disasters such as hurricanes, tsunamis or earthquakes);

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as discussed in other risk factors.

These risks could reduce the net operating profits of our TRS lessees, which in turn could adversely affect our ability to make distributions to our stockholders.

Seasonality of certain lodging properties may cause quarterly fluctuations in results of operations of our properties.

Certain lodging properties are seasonal in nature. Generally, occupancy rates and revenues are greater in the second and third quarters than in the first and fourth quarters. As a result of the seasonality of certain lodging properties, there may be quarterly fluctuations in results of operations of our properties. Quarterly financial results may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may need to enter into short-term borrowings in certain periods in order to offset these fluctuations in revenues, to fund operations or to make distributions to our stockholders.

CWI 2 2015 10-K – 19

The cyclical nature of the lodging industry may cause fluctuations in our operating performance.

The lodging industry is highly cyclical in nature. Fluctuations in operating performance are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect lodging industry’s performance, and over-building has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A decline in lodging demand, a substantial growth in lodging supply or a deterioration in the improvement of lodging fundamentals as forecast by industry analysts could result in returns that are substantially below expectations, or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Future terrorist attacks or increased concern about terrorist activities or the threat or outbreak of a pandemic disease could adversely affect the travel and lodging industries and may affect operations for the hotels that we acquire.

As in the past, terrorist attacks in the United States and abroad, terrorist alerts or threats of outbreaks of pandemic disease could result in a decline in hotel business caused by a reduction in travel for both business and pleasure. Any kind of terrorist activity within the United States or elsewhere could negatively impact both domestic and international markets as well as our business. Such attacks or threats of attacks could have a material adverse effect on our business, our ability to insure our properties and our operations. The threat or outbreak of a pandemic disease could reduce business and leisure travel, which could have a material adverse effect on our business.

We may not have control over properties under construction.

We may acquire hotels under development, as well as hotels that require extensive renovation. If we acquire a hotel for development or renovation, we may be subject to the risk that we cannot control construction costs and the timing of completion of construction or a developer’s ability to build in conformity with plans, specifications and timetables.

We are subject to the risk of increased lodging operating expenses.

We are subject to the risk of increased lodging operating expenses, including, but not limited to, the following cost elements:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	employee liabilities;

•	energy costs;

•	property taxes;

•	insurance costs; and

•	other operating expenses.

Any increases in one or more of these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.

We are subject to the risk of potentially significant tax penalties in case our leases with the TRS lessees do not qualify for tax purposes as arm’s length.

Our TRS lessees will incur taxes or accrue tax benefits consistent with a ‘‘C’’ corporation. If the leases between us and our TRS lessees were deemed by the IRS to not reflect arm’s length transactions for tax purposes, we may be subject to severe tax penalties as the lessor that will increase our lodging operating expenses and adversely impact our profitability and cash flows.

Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders will depend on the ability of the independent property operators to operate and manage the hotels.

Under the provisions of the Internal Revenue Code, as a REIT, we are allowed to own lodging properties but are prohibited from operating these properties. In order for us to satisfy certain REIT qualification rules, we will enter into leases with the TRS lessees for each of our lodging properties. The TRS lessees will in turn contract with independent property operators that will manage day-to-day operations of our properties. Although we will consult with the property operators with respect to strategic business plans, we may be limited, depending on the terms of the applicable operating agreement and the applicable REIT qualification rules, in our ability to direct the actions of the independent property operators, particularly with respect to daily operations. Thus even if we believe that our lodging properties are being operated inefficiently or in a manner that does

CWI 2 2015 10-K – 20

not result in satisfactory occupancy rates, RevPAR, average daily rates or operating profits, we may not have sufficient rights under a particular property operating agreement to enable us to force the property operator to change its method of operation. We can only seek redress if a property operator violates the terms of the applicable property operating agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the property operating agreement. Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders will, therefore, be substantially dependent on the ability of the property operators to operate our properties successfully. Some of our operating agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of substantial termination fees. In the event that we are able to and do replace any of our property operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our stockholders.

There may be operational limitations associated with management and franchise agreements affecting our properties and these limitations may prevent us from using these properties to their best advantage for our stockholders.

The TRS lessees will lease and hold some of our properties and may enter into franchise or license agreements with nationally recognized lodging brands. These franchise agreements may contain specific standards for, and restrictions and limitations on, the operation and maintenance of our properties in order to maintain uniformity within the franchiser system. We expect that franchisors will periodically inspect our properties to ensure that we maintain their standards. We do not know whether those limitations may restrict our business plans tailored to each property and to each market.

The standards are subject to change over time, in some cases at the direction of the franchisor, and may restrict our TRS lessee’s ability, as franchisee, to make improvements or modifications to a property without the consent of the franchisor. Conversely, as a condition to the maintenance of a franchise license, a franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. Action or inaction on our part or by our TRS lessees could result in a breach of those standards or other terms and conditions of the franchise agreements and could result in the loss or termination of a franchise license.

In connection with terminating or changing the franchise affiliation of a property, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the property covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial condition and cash flows, including our ability to service debt and make distributions to our stockholders.

We will be subject to the risks of brand concentration.

We will be subject to the potential risks associated with the concentration of our hotels under a particular brand. A negative public image or other adverse event that becomes associated with a brand could adversely affect hotels operated under that brand. If any brands under which we will operate hotels suffer a significant decline in appeal to the traveling public, the revenues and profitability of our branded hotels could be adversely affected.

We face competition in the lodging industry, which may limit our profitability and return to our stockholders.

The lodging industry is highly competitive. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other lodging facilities both in the immediate vicinity and the geographic market where our lodging properties will be located. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We also face competition from nationally recognized lodging brands with which we will not be associated.

We will also face competition for investment opportunities. In addition to WPC, Watermark Capital Partners, and their respective affiliates and managed entities, including CWI 1 and the CPA® REITs, these competitors may be other REITs, national lodging chains and other entities that may have substantially greater financial resources than we do. If our advisor is unable to compete successfully in the acquisition and management of our lodging properties, our results of operation and financial condition may be adversely affected and may reduce the cash available for distribution to our stockholders.

As to our properties that will be operated by independent property operators, our revenues will depend on the ability of such independent property operators to compete successfully with other hotels and resorts in their respective markets. Some of our competitors may have substantially greater marketing and financial resources than us. If the independent property operators are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial

CWI 2 2015 10-K – 21

condition and ability to service debt may be adversely affected and may reduce the cash available for distribution to our stockholders.

Risks Related to an Investment in Our Shares

The lack of an active public trading market for our shares could make it difficult for stockholders to sell shares quickly or at all. We may amend, suspend or terminate our redemption plan without giving our stockholders advance notice.

There is no active public trading market for our shares and we do not expect there ever will be one. Moreover, we are not required ever to complete a liquidity event. Our stockholders should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit stockholders’ ability to sell their shares to us and our board of directors may amend, suspend or terminate our redemption plan without giving stockholders advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed 5% of the combined Class A and Class T Shares outstanding as of the last day of the immediately preceding fiscal quarter. Therefore, it may be difficult for stockholders to sell their shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the applicable NAV at that time. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. Two CPA® programs, Corporate Property Associates 14 Incorporated, or CPA®:14, and CPA®:15, suspended their redemption programs in 2009 in part in order to preserve liquidity and capital. Each of CPA®:14 and CPA®:15 has since completed a liquidity event.

The limit in our charter on the number of our shares a person may own may discourage a takeover, which might provide you with liquidity or other advantages.

Our charter prohibits the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is greater, of our common stock, unless exempted (prospectively or retroactively) by our board of directors, to assist us in meeting the REIT qualification rules, among other things. This limit on the number of our shares a person may own may discourage a change of control of us and may inhibit individuals or large investors from desiring to purchase your shares by making a tender offer for your shares through offers, which could provide you with liquidity or otherwise be financially attractive to you.

Our charter includes a provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter requires that any tender offer, including any ‘‘mini tender’’ offer, must comply with most of the provisions of Regulation 14D of the Exchange Act. The offering person must provide our company notice of the tender offer at least ten business days before initiating the tender offer. No stockholder may transfer shares to an offering person who does not comply with these requirements without first offering such shares to us at the tender offer price offered by the non complying person. In addition, the non complying person shall be responsible for all of our expenses in connection with that person’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent you from receiving a premium to your purchase price for your shares in such a transaction.

Failing to qualify as a REIT would adversely affect our operations and ability to make distributions to our stockholders.

If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability, and we would no longer be required to make distributions to our stockholders. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

CWI 2 2015 10-K – 22

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Our distributions will likely exceed our earnings at times.

The amount of any distributions we may make is uncertain. It is likely that we will make distributions in excess of our earnings and profits at times and, accordingly, that such distributions would constitute a return of capital for U.S. federal income tax purposes. It is also likely that we will make distributions in excess of our income as calculated in accordance with generally accepted accounting principles at times. We may need to sell properties or other assets, incur indebtedness or use offering proceeds if necessary to satisfy the REIT requirement that we distribute at least 90% of our net taxable income, excluding net capital gains, and to avoid the payment of income and excise taxes.

Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying
REITs do not pay U.S. federal income tax on their net income.

The maximum U.S. federal income tax rate for qualified dividends payable by domestic corporations to taxable individual U.S. stockholders is 20% under current law. Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.

Possible legislative or other actions affecting REITs could adversely affect our stockholders and us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our stockholders or us will be changed.

We disclose FFO and modified funds from operations, or MFFO, which are financial measures that are not derived in accordance with U.S. generally accepted accounting principles, or GAAP, in documents we file with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors FFO and MFFO, which are metrics not derived in accordance with GAAP, or non-GAAP measures. FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and asset impairment write-downs, depreciation and amortization, and is after adjustments for such items related to noncontrolling interests. MFFO and GAAP net income differ because MFFO represents FFO with further adjustments to exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, realized gains and losses from early extinguishment of debt, deferred rent receivables and the further adjustments of these items related to noncontrolling interests.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions

CWI 2 2015 10-K – 23

to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance.

MFFO has limitations as a performance measure while we are in an offering and is primarily useful in assisting management and investors in assessing the sustainability of operating performance after the offering and acquisition stages are complete. MFFO is not a useful measure in evaluating NAVs because impairments are taken into account in determining NAVs but not in determining MFFO.

Neither the SEC, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry, and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

Our board of directors may revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

Conflicts of interest may arise between holders of our common stock and holders of partnership interests in our operating partnership.

Our directors and officers have duties to us and to our stockholders under Maryland law in connection with their management of us. At the same time, our operating partnership was formed in Delaware and we, as general partner will have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. Our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to us and our stockholders.

Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our operating partnership provides that, for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees, will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our operating partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (i) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (ii) the indemnified party actually received an improper personal benefit in money, property or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

Maryland law could restrict changes in control, which could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest.

Provisions of Maryland law applicable to us prohibit business combinations with:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock, referred to as an interested stockholder;

CWI 2 2015 10-K – 24

•
an affiliate or associate who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock, also referred to as an interested stockholder; or

•	an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting stock and two-thirds of the votes entitled to be cast by holders of our outstanding voting stock other than voting stock held by the interested stockholder or by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. In addition, a person is not an interested stockholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. However, the issuance of preferred stock must also be approved by a majority of independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. In addition, the board of directors, with the approval of a majority of the entire board and without any action by the stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our board of directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.

Item 1B. Unresolved Staff Comments.

None.

CWI 2 2015 10-K – 25

Item 2. Properties.

Our principal corporate offices are located in the offices of the advisor at 50 Rockefeller Plaza, New York, New York 10020.

Our Hotels

The following table sets forth certain information for each of the hotels that we consolidate in our financial statements, or our Consolidated Hotels, as further discussed in Note 4, and the hotel that we record as an equity investment in our financial statements, or our Unconsolidated Hotel, as further discussed in Note 5, at December 31, 2015:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Renovation Status at December 31, 2015
Consolidated Hotels
Marriott Sawgrass Golf Resort & Spa (a)	FL	511	50%	4/1/2015	Resort	In Progress
Courtyard Nashville Downtown	TN	192	100%	5/1/2015	Select-Service	In Progress
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	11/4/2015	Full-Service	Planned future
		1,106
Unconsolidated Hotel
Ritz-Carlton Key Biscayne (b)	FL	480	19.3%	5/29/2015	Resort	Planned future
		1,586
_________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

(b)
A 47.4% interest in this venture is owned by CWI 1. The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 178 condo-hotel units that participate in the resort rental program.

Our Hotel Management and Franchise Agreements

Hotel Management Agreements

All of our hotels are managed by independent hotel operators pursuant to management or operating agreements, with some also subject to separate license agreements addressing matters pertaining to operation under the designated brand. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates; securing and processing reservations; procuring inventories, supplies and services; providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts; and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels; review the operation and maintenance of the hotels; prepare reports, budgets and projections; and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

The initial terms of our management and operating agreements generally range from five to 25 years, with one or more renewal terms at the option of the manager. The management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria, or allow us to terminate at will with 30 to 60 days’ notice. The manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (ranging from 3-7%) of annual gross revenues, and an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel.

The management agreements relating to two of our Consolidated Hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist and no separate franchise fee is required for these hotels. These hotels are managed by subsidiaries of Marriott.

CWI 2 2015 10-K – 26

Franchise Agreements

One of our Consolidated Hotels operates under a franchise agreement with a national brand that is separate from our management agreement.

Typically, franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Our franchise agreement provides for a license fee, or royalty, of 5.5% of room revenues. In addition, we pay 4% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels.

Our franchise agreement provides for a term of 20 years. The agreement provides no renewal or extension rights and is not assignable. If we breach the agreement, in addition to losing the right to use the brand name for the applicable hotel, we may be liable, under certain circumstances, for liquidated damages.

Item 3. Legal Proceedings.

At December 31, 2015, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CWI 2 2015 10-K – 27

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At February 29, 2016, there were 9,590 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. No distributions were paid by us for the year ended December 31, 2014. Distributions paid by us for the year ended December 31, 2015 are as follows:

	Year Ended December 31, 2015 (a)
	Class A (b)	Class T (c)
First quarter	$—	$—
Second quarter	0.0775	0.0653
Third quarter	0.1500	0.1264
Fourth quarter	0.1500	0.1264
	$0.3775	$0.3181
___________

(a)	We did not admit shareholders until May 15, 2015; therefore, no dividends were paid prior to this date.

(b)
For the second, third and fourth quarters of 2015, $0.0129, $0.0250 and $0.0250 of the distribution was payable in shares of our Class A common stock, respectively. Distributions paid in common stock are not included in the determination of 90% of distributable REIT net taxable income.

(c)
For the second, third and fourth quarters of 2015, $0.0122, $0.0236 and $0.0236 of the distribution was payable in shares of our Class T common stock, respectively. Distributions paid in common stock are not included in the determination of 90% of distributable REIT net taxable income.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2015, we issued 36,971 shares of Class A common stock to our advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which is the price at which shares of our Class A common stock were being sold in our initial public offering at that time. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From Inception through December 31, 2015, we have issued a total of 77,359 shares of our Class A common stock to our advisor as consideration for asset management fees.

CWI 2 2015 10-K – 28

Use of Offering Proceeds

Our Registration Statement (File No. 333-196681) for our initial public offering was initially declared effective by the SEC on February 9, 2015 with respect to our Class A shares. On April 1, 2015, we filed an amended registration statement to include Class T shares in our initial public offering, which was declared effective by the SEC on April 13, 2015. As of December 31, 2015, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class T	Total
Shares registered (a)	56,000,000	88,888,889	144,888,889
Aggregate price of offering amount registered (a)	$560,000	$840,000	$1,400,000
Shares sold (b)	10,642,045	14,947,718	25,589,763
Aggregated offering price of amount sold	$105,745	$141,230	$246,975
Direct or indirect payments to our advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(7,299)	(3,524)	(10,823)
Direct or indirect payments to broker-dealers	(3,148)	(3,885)	(7,033)
Net offering proceeds to the issuer after deducting expenses	$95,298	$133,821	229,119
Purchases of real estate related assets, net of financing costs and contributions from noncontrolling interest			(112,239)
Proceeds from note payable to affiliate			102,447
Repayment of note payable to affiliate			(102,447)
Purchase of equity interest			(37,559)
Acquisition costs expensed			(13,133)
Working capital			(9,522)
Net deposits for hotel investments			(5,541)
Cash distribution paid to stockholders			(44)
Temporary investments in cash and cash equivalents			$51,081
___________

(a)
These amounts are based on the assumption that the shares sold in our initial public offering will be composed of 40% Class A common stock and 60% Class T common stock, which represents the approximate composition at December 31, 2015.

(b)	Excludes Class A shares issued to affiliates, including our advisor, and Class A and Class T shares issued pursuant to our DRIP.

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CWI 2 2015 10-K – 29

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share amounts and statistical data):

		Inception
		(May 22, 2014)
	Year Ended	through
	December 31, 2015	December 31, 2014
Operating Data (a)
Total revenues	$49,085	$—
Acquisition-related expenses	13,133	—
Net loss	(12,063)	(108)
Income attributable to noncontrolling interests	(471)	—
Net loss attributable to CWI stockholders	(12,534)	(108)

Basic and diluted loss per share:
Net loss attributable to CWI stockholders - Class A Common Stock	(2.18)	(1.40)
Net loss attributable to CWI stockholders - Class T Common Stock	(2.18)	—

Distributions declared per share - Class A Common Stock (b)	0.3775	—
Distributions declared per share - Class T Common Stock (c)	0.3181	—
Balance Sheet Data
Total assets	$479,791	$200
Net investments in real estate (d)	396,864	—
Non-recourse debt	208,700	—
Due to related parties and affiliates (e)	4,985	108
Other Information
Net cash used in operating activities	$(3,553)	$—
Cash distributions paid	621	—
Supplemental Financial Measures
FFO	$(8,354)	N/A
MFFO	4,779	N/A
Consolidated Hotel Operating Statistics (f)
Occupancy	71.8%	N/A
ADR	$181.86	N/A
RevPAR	$130.48	N/A
___________

(a)	We acquired our first hotel in April 2015.

(b)	For the second, third and fourth quarters of 2015, $0.0129, $0.0250 and $0.0250 of the distribution was payable in shares of our Class A common stock.

(c)	For the second, third and fourth quarters of 2015, $0.0122, $0.0236 and $0.0236 was payable in shares of our Class T common stock.

(d)	Net investments in real estate consist of Net investments in hotels and Equity investment in real estate.

(e)
Amounts due to related parties and affiliates do not include accumulated organization and offering costs incurred by our advisor in excess of 4% of the gross proceeds from the offering and distribution reinvestment plan if the gross proceeds are less than $500.0 million, 2% of the gross proceeds from the offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750.0 million or more (Note 3). Through December 31, 2015, our advisor incurred organization and offering costs on our behalf of approximately $4.7 million, all of which we were obligated to pay. Unpaid costs of $0.5 million were included in Due to affiliates in the consolidated financial statements at December 31, 2015.

(f)	Represents statistical data for our Consolidated Hotels during our ownership period.

CWI 2 2015 10-K – 30

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report and the matters described under Item 1A. Risk Factors.

Business Overview

We are a publicly-owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings 2, which is owned indirectly by WPC, holds a special general partner interest of 0.015% in the Operating Partnership.
As of December 31, 2015, we had raised a total of $246.9 million through our initial public offering, exclusive of DRIP. We intend to invest our proceeds in a diversified lodging portfolio, inclusive of full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We may invest in hotels that then undergo significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Net Asset Values

Our advisor determined our NAVs as of December 31, 2015 to be $10.53 for both the Class A shares and the Class T Shares. Our NAVs were calculated by our advisor relying in part on appraisals of the fair market value of our real estate portfolio at December 31, 2015 provided by PKF Consulting USA, LLC and estimates of the fair market value of our mortgage debt at the same date provided by Robert A. Stanger & Co., Inc., each of which is an independent consultant and service provider to the real estate industry. The net amount was then adjusted for estimated disposition fees payable to our advisor and our other net assets and liabilities at the same date. For additional information on the calculation of our NAVs at December 31, 2015, please see our Current Report on Form 8-K dated March 14, 2016.

We suspended our offering prior to the determination of the NAVs to allow us to update our public disclosure and to facilitate the orderly processing of sales. We intend to adjust the offering prices based on the NAVs and resume the current offering reflecting the new offering prices of $11.70 per Class A share and $11.17 per Class T share as soon as practicable to do so.

Public Offering

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1.4 billion of Class A shares, was declared effective by the SEC under the Securities Act. The Registration Statement also covered the offering of up to $600.0 million of Class A shares. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering and under our DRIP, which was declared effective by the SEC on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1.4 billion in the offering and up to $600.0 million through our DRIP. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and other selected dealers. Through February 29, 2016, we raised offering proceeds for our Class A common stock and Class T common stock of $154.1 million and $217.3 million, respectively.

We intend to use the net proceeds of the offering to continue to acquire, own and manage a portfolio of interests in lodging and lodging-related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors.

CWI 2 2015 10-K – 31

Acquisitions

During 2015, we acquired ownership interests in three Consolidated Hotels, with real estate and other hotel assets, net of assumed liabilities and contributions from noncontrolling interests, totaling $252.1 million (Note 4) and an ownership interest in an Unconsolidated Hotel for $37.6 million (Note 5).

Financings

In connection with our 2015 Acquisitions (Note 4), we obtained non-recourse mortgage financing totaling $142.0 million, with a weighted-average annual interest rate of 3.7% and term of 6.1 years (Note 8).

During 2015, we also assumed $78.0 million in non-recourse debt financing in connection with our 50% investment in the Marriott Sawgrass Golf Resort & Spa venture, of which $66.7 million had been drawn at the acquisition date, at a 30-day London Interbank Offered Rate, or LIBOR, plus 3.85% and a maturity date of November 2019 (Note 8).

On April 1, 2015 and May 1, 2015, we borrowed $37.2 million and $65.3 million, respectively, from WPC, each at LIBOR plus 1.10%, with maturity dates of March 31, 2016 and December 30, 2015, respectively. These borrowings were used to partially fund our acquisitions described in Note 4 and Note 5. At December 31, 2015, we had fully repaid the notes payable due to WPC (Note 3).

New Tax Legislation

The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, was enacted on December 18, 2015. The PATH Act makes significant changes to the Internal Revenue Code, and contains various provisions that affect us, including several pertaining to REIT qualification and taxation, as summarized below:

•	For taxable years beginning after December 31, 2017, the PATH Act reduces the limit for which the value of our assets may consist of stock or securities of one or more TRSs to 20% from 25%.

•
For distributions made in taxable years beginning after December 31, 2014, the preferential dividend rules no longer apply to publicly-offered REITs. A dividend is preferential unless it is distributed pro rata, with no preference to any share of stock compared to other shares of the same class of stock.

•
Effective for taxable years beginning after December 31, 2015, the PATH Act conforms tax deductibility with deductibility for computing “earnings and profits.” A REIT’s current earnings and profits are not reduced by any amount unless the REIT can deduct such amount from its current year’s taxable income.

•
Effective for taxable years beginning after December 31, 2015, the PATH Act expands the safe harbor that allows a REIT to sell property with an aggregate tax basis or fair market value up to 20% of its aggregate tax basis, or fair market value, as compared to 10% previously. REITs may be subject to a prohibited transaction tax if the REIT engages in frequent property sales. A safe-harbor applies if, among other requirements, the tax basis or fair market value of the property sold by the REIT in any given year does not exceed 10% of the aggregate tax basis, or aggregate fair market values of all of the REIT assets as of the beginning of the year.

•
The PATH Act extends the deductibility of “bonus depreciation” until December 31, 2019. The tax deduction for bonus depreciation pertains to all businesses, which are permitted to immediately deduct 50 percent of certain investment costs.

•
Effective for taxable years beginning after December 31, 2015, the PATH Act permanently extends the 15-year straight-line cost recovery period for qualified leasehold improvements, which had previously ended on December 31, 2014. Without the qualification, the tax deductible recovery period for leasehold improvements is up to 39 years.

•
For tax years beginning after December 31, 2015, the PATH Act expands the treatment of REIT hedges to include income from hedges of previously acquired hedges that a REIT entered into to manage risk associated with liabilities or properties that have been extinguished or disposed of.

CWI 2 2015 10-K – 32

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

		Inception
		(May 22, 2014)
	Year Ended	through
	December 31, 2015	December 31, 2014 (a)
Hotel revenues	$49,085	$—
Acquisition-related expenses	13,133	—
Net loss attributable to CWI 2 stockholders	(12,534)	(108)

Cash distributions paid	621	—

Net cash used in operating activities	(3,553)	—
Net cash used in investing activities	(342,451)	—
Net cash provided by financing activities	396,885	200

Supplemental Financial Measures: (b)
FFO attributable to CWI 2 stockholders	(8,354)	N/A
MFFO attributable to CWI 2 stockholders	4,779	N/A

Consolidated Hotel Operating Statistics
Occupancy	71.8%	N/A
ADR	$181.86	N/A
RevPAR	130.48	N/A
___________

(a)	We acquired our first Consolidated Hotel in April 2015; therefore, we have limited financial and operating data for the period.

(b)
We consider the performance metrics listed above, including FFO and MFFO, which are non-GAAP measures, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results year over year is influenced by both the number and size of the hotels consolidated in each of the respective years. We began operations in May 2014 and did not acquire our first hotel until April 2015. At December 31, 2015, we owned three Consolidated Hotels, all of which were acquired during the year ended December 31, 2015.

Current Trends

Lodging Fundamentals

The lodging industry continues to be in a period of expansion that we believe provides growth-oriented opportunities. According to data from Smith Travel Research, the U.S. hotel industry reported year-over-year RevPAR increases for 2014 and 2015 of 8.3% and 6.3%, respectively. There are several factors contributing to these strong operating fundamentals. One of the factors supporting this growth has been the lack of new hotel construction, which is bolstering the demand for existing supply. Supply growth over the last six years has been below the long-term average, and according to PwC Hospitality Directions US January 2016, is forecast to remain below the long-term average in 2016 as well. In 2015, PwC Hospitality Directions US January 2016 noted supply grew at 1.1%, whereas demand grew at 2.9%. Another factor is that the lodging industry continues to benefit from an overall increase in travel. According to the World Tourism Organization, international tourist arrivals reached 1.2 billion in 2015, an increase of 4.4% vs. prior year. The World Tourism Organization indicated 2015 marked the sixth consecutive year of above average growth since the economic crisis in 2009. We remain encouraged by the improvement in lodging fundamentals and believe that we continue to operate in an expansionary phase of the economic cycle. We believe that

CWI 2 2015 10-K – 33

the combination of economic expansion and improving lodging industry fundamentals has created an environment with opportunities to invest new equity capital at attractive risk adjusted returns.

Portfolio Overview

Summarized Acquisition Data

The following table sets forth acquisition data for our three Consolidated Hotels and one Unconsolidated Hotel and therefore excludes subsequent improvements and capitalized costs. Amounts for our initial investment for our Consolidated Hotels represent the fair value of net assets acquired less the fair value of noncontrolling interests, exclusive of acquisition expenses and the fair value of any debt assumed, at time of acquisition. Amounts for our initial investment for our Unconsolidated Hotels represent purchase price plus capitalized costs, inclusive of fees paid to our advisor, at the time of acquisition.

(Dollars in thousands)

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at December 31, 2015
Consolidated Hotels
Marriott Sawgrass Golf Resort & Spa (a)	FL	511	50%	$24,764	4/1/2015	Resort	In Progress
Courtyard Nashville Downtown	TN	192	100%	58,498	5/1/2015	Select-Service	In Progress
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	168,809	11/4/2015	Full-Service	Planned future
		1,106		$252,071
Unconsolidated Hotel
Ritz-Carlton Key Biscayne (b)	FL	480	19.3%	$37,559	5/29/2015	Resort	Planned future
_________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

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

In addition, we use other information that may not be financial in nature, including statistical information to evaluate the operating performance of our business, including occupancy rate, ADR and RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, regional and local employment growth, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

We acquired our first hotel during the second quarter of 2015 and therefore our results are not comparable year-over-year. Additionally, the comparability of our results period over period are significantly impacted by acquisition-related costs and fees, which are material one-time costs that are expensed as incurred, as well as the timing of renovation activity. We may invest in hotels that then undergo significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. We intend to utilize the capital from our offering proceeds and mortgage and other indebtedness to fund our acquisitions, and in some instances, our renovations.

CWI 2 2015 10-K – 34

The following table presents our comparative results of operations (in thousands):

		Inception
		(May 22, 2014)
	Year Ended	through
	December 31, 2015	December 31, 2014	Change
Hotel Revenues	$49,085	$—	$49,085

Hotel Expenses	42,050	—	42,050

Other Operating Expenses
Acquisition-related expenses	13,133	—	13,133
Corporate general and administrative expenses	2,302	108	2,194
Asset management fees to affiliate and other	1,152	—	1,152
	16,587	108	16,479

Operating Loss	(9,552)	(108)	(9,444)

Other Income and (Expenses)
Interest expense	(4,368)	—	(4,368)
Equity in earnings of equity method investment in real estate	1,846	—	1,846
Other income and (expenses)	83	—	83
	(2,439)	—	(2,439)

Loss from Operations Before Income Taxes	(11,991)	(108)	(11,883)
Provision for income taxes	(72)	—	(72)
Net Loss	(12,063)	(108)	(11,955)
Income attributable to noncontrolling interests	(471)	—	(471)
Net Loss Attributable to CWI 2 Stockholders	$(12,534)	$(108)	$(12,426)

Hotel Revenues

All acquisitions occurred in 2015, and therefore no hotel revenues are reported for 2014. Revenues reflect activity from Marriott Sawgrass Golf Resort & Spa, Courtyard Nashville Downtown and Embassy Suites by Hilton Denver-Downtown/Convention Center from their respective acquisition dates through December 31, 2015 (in thousands).

	Year Ended December 31, 2015
	Marriott Sawgrass Golf Resort & Spa	Courtyard Nashville Downtown	Embassy Suites by Hilton Denver-Downtown/Convention Center
Hotel Revenues
Room	$15,409	$9,468	$2,647
Food and beverage	13,995	644	682
Other operating revenue	5,524	425	291
	$34,928	$10,537	$3,620

CWI 2 2015 10-K – 35

Hotel Expenses

All acquisitions occurred in 2015, and therefore no hotel expenses are reported for 2014. Expenses reflect activity from Marriott Sawgrass Golf Resort & Spa, Courtyard Nashville Downtown and Embassy Suites by Hilton Denver-Downtown/Convention Center from their acquisition dates through December 31, 2015 (in thousands).

	Year Ended December 31, 2015
	Marriott Sawgrass Golf Resort & Spa	Courtyard Nashville Downtown	Embassy Suites by Hilton Denver-Downtown/Convention Center
Hotel expenses	$32,793	$6,246	$3,011

Acquisition-Related Expenses

We immediately expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations.

For the year ended December 31, 2015, acquisition-related expenses were $13.1 million, which primarily represent acquisition-related expenses associated with the Marriott Sawgrass Golf Resort & Spa, Courtyard Nashville Downtown and Embassy Suites by Hilton Denver-Downtown/Convention Center, as well as expenses associated with the acquisition of the Seattle Marriott Bellevue hotel that was consummated after December 31, 2015 (Note 14).

Corporate General and Administrative Expenses

For the year ended December 31, 2015 and from Inception through December 31, 2014, corporate general and administrative expenses were $2.3 million and $0.1 million, respectively. For the year ended December 31, 2015, corporate general and administrative expenses were comprised primarily of professional fees totaling $1.0 million, reimbursements to our advisor for the cost of personnel and overhead expenses totaling $0.6 million and stock-based compensation expense totaling $0.2 million.

Asset Management Fees to Affiliate and Other

Asset management fees to affiliate and other primarily represent fees paid to our advisor. We pay our advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our advisor (Note 3).

For the year ended December 31, 2015, asset management fees to affiliate and other were $1.2 million. We settled all asset management fees for the year ended December 31, 2015 in shares of our Class A common stock rather than in cash.

Operating Loss

For the year ended December 31, 2015, operating loss was $9.6 million and was primarily driven by the acquisition-related expenses discussed above, partially offset by contributions from our Consolidated Hotels since their acquisition date during the year ended December 31, 2015.

Interest Expense

For the year ended December 31, 2015, interest expense was $4.4 million, respectively, primarily resulting from mortgage financing on our Consolidated Hotels (Note 8).

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

CWI 2 2015 10-K – 36

During the year ended December 31, 2015, we recognized equity in earnings on the Ritz-Carlton Key Biscayne Venture of $1.8 million.

Income Attributable to Noncontrolling Interests

During the year ended December 31, 2015, we recognized income attributable to noncontrolling interests of $0.5 million, comprised of income attributable to the Marriott Sawgrass Golf Resort & Spa Venture of $0.2 million and an Available Cash Distribution of $0.3 million (Note 3).

Net Loss Attributable to CWI 2 Stockholders

For the year ended December 31, 2015, the resulting net loss attributable to CWI 2 stockholders was $12.5 million.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

For the year ended December 31, 2015, MFFO was $4.8 million.

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

We expect to meet our short-term liquidity requirements through existing cash and escrow balances and cash flow generated from our hotels. We may also use short-term borrowings from our advisor or its affiliates to fund acquisitions, at our advisor’s discretion, as described below in Cash Resources. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties. We expect that cash flow from operations will be negatively impacted while we are acquiring hotels and undertaking renovations due to acquisition-related costs, renovation disruption and other administrative costs related to our regulatory reporting requirements specific to each acquisition. Once our funds are fully invested and initial renovations are completed, we believe that our hotels will generate positive cash flow. However, until our offering proceeds are fully invested and initial renovations have been completed, it may be necessary to use offering proceeds to fund a portion of our operating activities and distributions. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through cash flow from our hotel portfolio and long-term borrowings.

We have raised aggregate gross proceeds in our initial public offering of approximately $371.4 million through February 29, 2016, detailed as follows (in thousands):

	Funds Raised
Period	Class A	Class T	Total
From Inception to May 31, 2015	$2,859	$827	$3,686
June 2015	5,121	8,156	13,277
July 2015	8,277	9,175	17,452
August 2015	12,122	13,986	26,108
September 2015	12,450	19,485	31,935
October 2015	15,771	22,306	38,077
November 2015	16,419	24,662	41,081
December 2015	32,726	42,633	75,359
January 2016	16,786	27,504	44,290
February 2016	31,596	48,583	80,179
	$154,127	$217,317	$371,444

CWI 2 2015 10-K – 37

Sources and Uses of Cash During the Year

We expect to use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the proceeds from our offering, we will generate sufficient cash from operations and from our equity method investment to meet our normal recurring short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the year ended December 31, 2015, net cash used in operating activities was $3.6 million. The net cash outflow during the year ended December 31, 2015 primarily resulted from acquisition-related expenses and other operating costs, partially offset by net cash flow from hotel operations generated by our 2015 Acquisitions.

Investing Activities

During the year ended December 31, 2015, we used cash totaling $285.8 million for our 2015 Acquisitions (Note 4), used $37.6 million to purchase our 19.3% equity interest in the Ritz-Carlton Key Biscayne venture and funded $4.6 million of capital expenditures for our Consolidated Hotels. We placed funds into and released funds from lender-held escrow accounts totaling $10.9 million and $1.9 million, respectively, for renovations, property taxes and insurance; and placed and released deposits for hotel investments totaling $10.7 million and $5.2 million, respectively.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $396.9 million, primarily as a result of (i) $224.0 million in funds raised through the issuance of shares of our common stock in our initial public offering, net of issuance costs, (ii) mortgage financing obtained in connection with our acquisitions of Courtyard Nashville Downtown and Embassy Suites by Hilton Denver-Downtown/Convention totalling $142.0 million and (iii) contributions received from noncontrolling interests totaling $34.1 million, primarily representing CWI 1’s 50% interest in the Marriott Sawgrass Golf Resort & Spa. During the year ended December 31, 2015, we also received proceeds from two notes payable to WPC aggregating $102.4 million that were used to fund the equity portions of our 2015 acquisitions (Note 3), which were repaid in full by December 31, 2015.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the redemptions so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, do not exceed 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the year ended December 31, 2015, we did not receive any requests to redeem any shares of our common stock pursuant to our redemption plan.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the year ended December 31, 2015, we paid distributions, excluding distributions paid in shares of our common stock, to stockholders of $0.6 million, which were comprised of cash distributions and distributions that were reinvested in shares of our common stock by stockholders through our DRIP. From Inception through December 31, 2015, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders of $2.5 million, which were comprised of cash distributions of $0.9 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $1.6 million.

CWI 2 2015 10-K – 38

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. FFO and cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 23% of total distributions for both the year ended December 31, 2015 and on a cumulative basis through that date, with the balance funded with proceeds from our offering.  Our distribution coverage using cash flow from operations was also approximately 23% of total distributions for both the year ended December 31, 2015 and on a cumulative basis through that date, with the balance funded with proceeds from our offering.  Until we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets with any remainder to be funded by the uninvested proceeds from our offering.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	December 31,
	2015	2014
Carrying Value
Fixed rate	$100,000	$—
Variable rate (a)	108,700	—
	$208,700	$—
Percent of Total Debt
Fixed rate	48%	—%
Variable rate	52%	—%
	100%	—%
Weighted-Average Interest Rate at End of Year
Fixed rate	3.9%	—%
Variable rate (b)	3.8%	—%
_________

(a)	At December 31, 2015, all our outstanding variable rate debt was subject to interest rate caps.

(b)	The impact of our derivative instruments are reflected in the weighted-average interest rates.

Cash Resources

At December 31, 2015, our cash resources consisted of cash totaling $51.1 million, of which $7.8 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

As of December 31, 2015, we were approved to borrow up to $110.0 million from WPC, at the sole discretion of the management of WPC, for the purpose of facilitating acquisitions approved by our investment committee (Note 3).

CWI 2 2015 10-K – 39

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, paying distributions to our stockholders, reimbursing our advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 9), funding lease commitments, making scheduled debt payments on our mortgage loans and any borrowings from WPC, as well as other normal recurring operating expenses.

We expect to use proceeds from our initial public offering as well as cash generated from operations and mortgage financing to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments.

Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or, for acquisitions, through short-term borrowings from WPC. In addition, subject to limitations described in our prospectus, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments) at December 31, 2015 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal	$208,700	$—	$1,600	$110,755	$96,345
Interest on borrowings (a)	42,415	8,126	16,175	10,745	7,369
Contractual capital commitments (b)	22,710	20,460	2,250	—	—
Due to Carey Financial (c)	2,407	1,377	1,030	—	—
Due to advisor (d)	454	363	91	—	—
Lease commitments (e)	193	38	76	76	3
	$276,879	$30,364	$21,222	$121,576	$103,717
___________

(a)	For variable-rate debt, interest on borrowings is calculated using the capped interest rate, when in effect.

(b)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(c)	Represents the estimated liability for the present value of the remaining distribution and shareholder servicing fee payable to Carey Financial (Note 3).

(d)	Represents amounts advanced by our advisor for organization and offering costs subject to limitations under the advisory agreement (Note 3).

(e)	Lease commitments consist of our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities.

Environmental Obligations

Our hotels are subject to various federal, state and local environmental laws. Under these laws, governmental entities have the authority to require the current owner of the property to perform or pay for the cleanup of contamination (including hazardous substances, waste or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned the property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. We are not aware of

CWI 2 2015 10-K – 40

any past or present environmental liability for non-compliance with environmental laws that we believe would have a material adverse effect on our business, financial condition, liquidity or results of operations.

In connection with the purchase of hotels, we have independent environmental consultants conduct a Phase I environmental site assessment prior to purchase. Phase I site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. None of the existing Phase I site assessments on our hotels revealed any past or present environmental condition that we believe would have a material adverse effect on our business, financial condition, liquidity or results of operations.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, which are supplemental non-GAAP measures defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO and reconciliations of FFO and MFFO to the most directly comparable GAAP measures are provided below.

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly-owned investments.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments

CWI 2 2015 10-K – 41

regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. It should be noted, however, the property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. While impairment charges are excluded from the calculation of FFO described above, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

CWI 2 2015 10-K – 42

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

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs, which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that MFFO and the adjustments used to calculate it allow us to present our performance in a manner that takes into account certain characteristics unique to non-listed REITs, such as their limited life, defined acquisition period and targeted exit strategy, and is therefore a useful measure for investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

CWI 2 2015 10-K – 43

FFO and MFFO were as follows (in thousands):

Year Ended December 31, 2015
Net loss attributable to CWI 2 stockholders	$(12,534)
Adjustments:
Depreciation and amortization of real property	5,994
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(1,814)
Total adjustments	4,180
FFO attributable to CWI 2 stockholders — as defined by NAREIT	(8,354)
Acquisition expenses (a)	13,133
Above-market parking garage lease amortization, net	(60)
Realized loss on derivative instrument	30
Proportionate share of adjustments for partially owned entities — MFFO adjustments	30
Total adjustments	13,133
MFFO attributable to CWI 2 stockholders	$4,779
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

CWI 2 2015 10-K – 44

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We have no foreign operations and are not exposed to foreign currency fluctuations. At December 31, 2015, we held ownership interests in three Consolidated Hotels and one Unconsolidated Hotel, and operate in the states of Colorado, Florida and Tennessee. Two of our hotels are operated under the Marriott brand, one under the Ritz-Carlton brand and one under the Hilton brand. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for each hotel’s revenues and expenses.

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

We did not have any interest rate swap agreements outstanding as of December 31, 2015. At December 31, 2015, we estimated that the total fair value of our interest rate caps, which are included in Other assets in the consolidated financial statements, was in an asset position of less than $0.1 million (Note 7).

At December 31, 2015, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap. The annual interest rate on our fixed debt at December 31, 2015 was 3.9%. The contractual annual interest rates on our variable-rate debt at December 31, 2015 ranged from 3.3% to 4.1%. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 7 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$1,792	$1,863	$96,345	$100,000	$100,000
Variable-rate debt	$—	$640	$960	$107,100	$—	$—	$108,700	$109,440

At December 31, 2015, the estimated fair value of our variable-rate debt, all of which is subject to interest rate caps, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2015 by an aggregate increase of $6.0 million or an aggregate decrease of $9.7 million, respectively.

CWI 2 2015 10-K – 45

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CWI 2 2015 10-K – 46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carey Watermark Investors 2 Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carey Watermark Investors 2 Incorporated and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2015 and the period from May 22, 2014 (inception) to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 14, 2016

CWI 2 2015 10-K – 47

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Investments in real estate:
Hotels, at cost	$364,624	$—
Accumulated depreciation	(5,359)	—
Net investments in hotels	359,265	—
Equity investment in real estate	37,599	—
Cash	51,081	200
Restricted cash	11,741	—
Accounts receivable	4,676	—
Other assets	15,429	—
Total assets	$479,791	$200
Liabilities and Equity
Liabilities:
Non-recourse debt	$208,700	$—
Due to related parties and affiliates	4,985	108
Accounts payable, accrued expenses and other liabilities	18,068	—
Distributions payable	1,846	—
Total liabilities	233,599	108
Commitments and contingencies (Note 9)
Equity:
CWI 2 stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 10,792,296 and 22,222 shares, respectively, issued and outstanding	11	—
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 14,983,012 and none, respectively, issued and outstanding	15	—
Additional paid-in capital	228,401	200
Distributions and accumulated losses	(15,109)	(108)
Accumulated other comprehensive loss	(94)	—
Total CWI 2 stockholders’ equity	213,224	92
Noncontrolling interests	32,968	—
Total equity	246,192	92
Total liabilities and equity	$479,791	$200

See Notes to Consolidated Financial Statements.

CWI 2 2015 10-K – 48

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

		Inception
		(May 22, 2014)
	Year Ended	through
	December 31, 2015	December 31, 2014
Revenues
Hotel Revenues
Rooms	$27,524	$—
Food and beverage	15,321	—
Other operating revenue	6,240	—
Total Hotel Revenues	49,085	—
Operating Expenses
Hotel Expenses
Rooms	5,812	—
Food and beverage	10,220	—
Other hotel operating expenses	3,044	—
Sales and marketing	4,423	—
General and administrative	3,817	—
Property taxes, insurance, rent and other	2,495	—
Repairs and maintenance	2,144	—
Utilities	2,145	—
Management fees	1,975	—
Depreciation and amortization	5,975	—
Total Hotel Expenses	42,050	—

Other Operating Expenses
Acquisition-related expenses	13,133	—
Corporate general and administrative expenses	2,302	108
Asset management fees to affiliate and other	1,152	—
Total Other Operating Expenses	16,587	108
Operating Loss	(9,552)	(108)
Other Income and (Expenses)
Interest expense	(4,368)	—
Equity in earnings of equity method investment in real estate	1,846	—
Other income and (expenses)	83	—
	(2,439)	—
Loss from Operations Before Income Taxes	(11,991)	(108)
Provision for income taxes	(72)	—
Net Loss	(12,063)	(108)
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $301 and $0, respectively)	(471)	—
Net Loss Attributable to CWI 2 Stockholders	$(12,534)	$(108)

Class A Common Stock
Net loss attributable to CWI 2 Stockholders	$(5,328)	$(108)
Basic and diluted weighted-average shares outstanding	2,447,082	77,165
Basic and diluted loss per share	$(2.18)	$(1.40)

Class T Common Stock
Net loss attributable to CWI 2 Stockholders	$(7,206)	$—
Basic and diluted weighted-average shares outstanding	3,309,508	—
Basic and diluted loss per share	$(2.18)	$—
See Notes to Consolidated Financial Statements.

CWI 2 2015 10-K – 49

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

		Inception
		(May 22, 2014)
	Year Ended	through
	December 31, 2015	December 31, 2014
Net Loss	$(12,063)	$(108)
Other Comprehensive Loss
Other comprehensive loss before reclassifications — unrealized loss on derivative instruments	(104)	—
Comprehensive Loss	(12,167)	(108)

Amounts Attributable to Noncontrolling Interests
Net income	(471)	—
Change in unrealized loss on derivative instruments	10	—
Comprehensive income attributable to noncontrolling interests	(461)	—
Comprehensive Loss Attributable to CWI 2 Stockholders	$(12,628)	$(108)

See Notes to Consolidated Financial Statements.

CWI 2 2015 10-K – 50

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Year Ended December 31, 2015 and Inception (May 22, 2014) through December 31, 2014
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2015	22,222	$—	—	$—	$200	$(108)	$—	$92	$—	$92
Net loss						(12,534)		(12,534)	471	(12,063)
Shares issued, net of offering costs	10,673,887	11	14,975,569	15	227,247			227,273		227,273
Shares issued to affiliates	77,359				774			774		774
Contributions from noncontrolling interests								—	34,058	34,058
Distributions to noncontrolling interests								—	(1,551)	(1,551)
Shares issued under share incentive plans					55			55		55
Stock-based compensation to directors	12,500				125			125		125
Stock dividends issued	6,328		7,443					—		—
Distributions declared ($0.3775 and $0.3181 per share to Class A and Class T, respectively)						(2,467)		(2,467)		(2,467)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments							(94)	(94)	(10)	(104)
Balance at December 31, 2015	10,792,296	$11	14,983,012	$15	$228,401	$(15,109)	$(94)	$213,224	$32,968	$246,192

	CWI 2 Stockholder
	Common Stock
	Class A
	Shares	Common Stock	Additional Paid-In Capital	Accumulated Losses	Total Stockholder Equity
Balance at Inception (May 22, 2014)	—	$—	$—	$—	$—
Shares issued to affiliates	22,222	—	200		200
Net loss				(108)	(108)
Balance at December 31, 2014	22,222	$—	$200	$(108)	$92
See Notes to Consolidated Financial Statements.

CWI 2 2015 10-K – 51

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Inception
		(May 22, 2014)
	Year Ended	through
	December 31, 2015	December 31, 2014
Cash Flows — Operating Activities
Net loss	$(12,063)	$(108)
Adjustments to net loss:
Depreciation and amortization	5,975	—
Equity in earnings of equity method investment in real estate in excess of distributions received	(36)	—
Asset management fees to affiliates settled in shares	954	—
Amortization of stock-based compensation	180	—
Amortization of deferred key money, deferred financing costs and other	(140)	—
Net changes in other assets and liabilities	1,680	—
Receipt of key money and other deferred incentive payments	125	—
(Decrease) increase in due to related parties and affiliates	(228)	108
Net Cash Used in Operating Activities	(3,553)	—

Cash Flows — Investing Activities
Acquisitions of hotels	(285,829)	—
Purchase of equity interest	(37,559)	—
Funds placed in escrow	(10,905)	—
Deposits for hotel investments	(10,691)	—
Deposits released for hotel investments	5,150	—
Capital expenditures	(4,561)	—
Funds released from escrow	1,947	—
Capital contributions to equity investments in real estate	(3)	—
Net Cash Used in Investing Activities	(342,451)	—

Cash Flows — Financing Activities
Proceeds from issuance of shares, net of offering costs	224,019	200
Proceeds from mortgage financing	142,000	—
Repayment of notes payable to affiliate	(102,447)	—
Proceeds from notes payable to affiliate	102,447	—
Contribution from noncontrolling interests	34,058	—
Distributions to noncontrolling interests	(1,551)	—
Deferred financing costs	(917)	—
Distributions paid	(621)	—
Purchase of interest rate cap	(103)	—
Deposits for mortgage financing	(50)	—
Deposits released for mortgage financing	50	—
Net Cash Provided by Financing Activities	396,885	200

Change in Cash During the Year
Net increase in cash	50,881	200
Cash, beginning of year	200	—
Cash, end of year	$51,081	$200

See Notes to Consolidated Financial Statements.

CWI 2 2015 10-K – 52

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information (in thousands):

		Inception
		(May 22, 2014)
	Year Ended	through
	December 31, 2015	December 31, 2014
Cash payments for interest, net of amounts capitalized	$3,569	$—
Cash payments for income taxes	$808	$—

See Notes to Consolidated Financial Statements.

CWI 2 2015 10-K – 53

CAREY WATERMARK INVESTORS 2 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Offering

Organization

Carey Watermark Investors 2 Incorporated, or CWI 2, is a publicly-owned, non-listed REIT formed as a Maryland corporation in May 2014 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging-related properties primarily in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI 2 OP, LP, or the Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings 2, LLC, or Carey Watermark Holdings 2, which is owned indirectly by W. P. Carey Inc., or WPC, holds a special general partner interest in the Operating Partnership.

We are managed by Carey Lodging Advisors, LLC, or our advisor, an indirect subsidiary of WPC. Our advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. The subadvisor, CWA2, LLC, a subsidiary of Watermark Capital Partners, provides services to our advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, subject to the approval of our independent directors.

We held ownership interests in four hotels at December 31, 2015. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2. Properties for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotel that we record as an equity investment, or our Unconsolidated Hotel, at December 31, 2015.

Public Offering

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1.4 billion of Class A shares, was declared effective by the SEC under the Securities Act of 1933, as amended, or the Securities Act. The Registration Statement also covered the offering of up to $600.0 million of Class A shares pursuant to our distribution reinvestment plan, or DRIP. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering and under our DRIP, which was declared effective by the SEC on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1.4 billion in the offering and up to $600.0 million through our DRIP. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, or Carey Financial, an affiliate of our advisor, and other selected dealers.

On May 15, 2015, aggregate subscription proceeds for our Class A and Class T common stock exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. From May 22, 2014, which we refer to as our Inception, through December 31, 2015, we raised offering proceeds of $105.7 million for our Class A common stock and $141.2 million for our Class T common stock. During the same period, we also raised $0.2 million through our DRIP for each of our Class A and Class T common stock. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging-related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. We record our investments in hotel properties based on the fair value of the identifiable assets acquired, identifiable intangible assets or liabilities acquired, liabilities assumed and any noncontrolling interest in the acquired entity, and if applicable, recognizing and measuring any goodwill or gain from a bargain purchase at the acquisition date.

CWI 2 2015 10-K – 54

Notes to Consolidated Financial Statements

Purchase Price Allocation — Assets are recorded at fair value and allocated to land, buildings, improvements, furniture, fixtures and equipment, and intangibles assets or liabilities, as applicable, using appraisals and valuations performed by management and independent third parties. Fair values are based on the exit price (i.e. the price that would be received in an orderly transaction to sell an asset or transfer a liability between market participants at the measurement date). We evaluate several factors, including market data for similar assets or similar in-place lease contractual agreements for intangible assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets. See further discussion below for evaluation performed by asset or liability.

Purchase Price Allocation of Land — Value is ascribed to land based upon comparable valuations from similar land sales in the property’s market, or similar markets. An index of value is computed, per square foot, after assessing the characteristics of the property relative to these comparables. In instances where there is a lack of comparable sales, we utilize a “ground rent capitalization approach” whereby the ground rent is capitalized at a market rate to determine the land value. In assessing comparable sales or estimating ground rent, we consider property rights, financing, conditions of sale, market conditions, location factors, zoning and size.

Purchase Price Allocation of Building — The “as vacant” value of the subject building is determined based upon the following cost approach: first, a new replacement cost, including soft costs, is determined for the building, based upon information provided in the property appraisal, construction budgets of similar new and proposed projects, and costing index information from third-party information resources. Second, an amount is deducted from the replacement cost representing physical depreciation, based upon information provided in the appraisal.

Purchase Price Allocation of Site Improvements — The value of site improvements is estimated based upon information in the appraisal, industry guides and general estimates. Third-party published unit cost and current and local cost multiplier information is used to determine the replacement cost of the site improvements. The replacement cost is then adjusted to reflect estimated physical depreciation and soft costs to determine the fair value of the improvements.

Both building and site improvements are assessed at acquisition to determine if any external obsolescence exists. If the stabilized net operating income, (as indicated in the appraisal), is not sufficient to justify a reproduction of the property, in its current condition, external obsolescence is estimated based upon the net operating income shortfall, capitalized at a market rate for a like investment, and is allocated ratably between building and site improvements.

Purchase Price Allocation of Furniture, Fixtures and Equipment — Replacement cost of furniture, fixtures and equipment is based upon information contained in the appraisal, as well as industry standards and guidelines. Soft costs and depreciation are also estimated, in a manner similar to that described above, to determine a replacement cost for these assets.

Purchase Price Allocation of Intangible Assets and Liabilities — Value is ascribed based on the income, or avoidance of expense, as well as favorable lease arrangements relative to current market rates.

Purchase Price Allocation of Debt — We record debt assumed in business combinations at fair value. We determined the estimated fair value using a discounted cash flow model with rates that take into account the current market interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral taking into account the quality of the collateral, the time until maturity and the current interest rate.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. We may incur impairment charges on real estate, related intangible assets and equity investments. Estimates and judgments used when evaluating whether these assets are impaired are presented below.

CWI 2 2015 10-K – 55

Notes to Consolidated Financial Statements

Real Estate — For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, net operating income, residual values and holding periods. Our investment objective is to hold properties on a long-term basis. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

Equity Investments in Real Estate — We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value. For our equity investments in hotels, we calculate our share of the estimated fair value of the underlying hotel, which is determined using the discounted cash flows model that includes annual net operating income for a ten year hold period, plus a hypothetical sales price at the end of the holding period. The annual net operating income is determined using the hotel’s projected budgets that take into account projected market factors. The hypothetical sales value of each property is based on the value of the property at the end of the holding period by calculating projected net operating income and applying a selected capitalization rate and deducting estimated costs of sale. The fair value of the underlying investment’s other financial assets and liabilities have fair values that approximate their carrying values.

Other Accounting Policies

Basis of Consolidation — Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we should be deemed to be the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision making rights within a loan or joint venture agreement can cause us to consider an entity a VIE. Significant judgment is required to determine whether a VIE should be consolidated. We review the arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE.

For an entity that is not considered to be a VIE but rather a voting interest entity, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (ii) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.

We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries qualified as a VIE.

CWI 2 2015 10-K – 56

Notes to Consolidated Financial Statements

Real Estate — We carry land, buildings and personal property at cost less accumulated depreciation. We capitalize improvements and we expense replacements, maintenance and repairs that do not improve or extend the life of the respective assets as incurred. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, and repairs and maintenance are expensed as incurred. We capitalize interest and certain other costs, such as incremental labor costs relating to hotels undergoing major renovations and redevelopments.

Cash — Our cash is held in the custody of several financial institutions, and these balances, at times, exceed federally-insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Restricted Cash — Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt to fund planned renovations and improvements, property taxes, insurance, and normal replacement of furniture, fixtures and equipment at our hotels.

Other Assets and Liabilities — Other assets consists primarily of prepaid expenses, deposits, hotel inventories, derivative assets, deferred tax assets, syndication costs and deferred financing costs. Other liabilities consists primarily of unamortized key money, hotel advance deposits, sales use and occupancy taxes payable, accrued income taxes, accrued interest and an intangible liability consisting of an above-market parking garage lease of $1.6 million, which is being amortized over approximately 13 years, the estimated useful life. At December 31, 2015, the unamortized balance of the above-market lease was $1.5 million. Scheduled annual amortization of this intangible for each of the next five calendar years following December 31, 2015, and thereafter is $0.1 million and $0.9 million, respectively.

Deferred financing costs represent costs to obtain mortgage financing. We amortize these charges to interest expense over the term of the related mortgage using a method which approximates the effective interest method. At December 31, 2015, the unamortized balance of deferred financing costs was $0.8 million. During the year ended December 31, 2015, we recognized amortization expense related to these costs of $0.1 million within Interest expense in the consolidated statement of operations.

Segments — We operate in one business segment, hospitality, with domestic investments.

Hotel Revenue Recognition — We recognize revenue from operations of our hotels as the related services are provided. Our hotel revenues are comprised of hotel operating revenues (such as room, food and beverage) and revenue from other operating departments (such as telephone, spa services, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests as earned. All rebates or discounts are recorded as a reduction in revenue and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense.

We do not have any time-share arrangements and do not sponsor any frequent guest programs for which we would have any contingent liability. We participate in frequent guest programs sponsored by our hotel brands and we expense the charges associated with those programs (typically consisting of a percentage of the total guest charges incurred by a participating guest) as incurred. We have no loss contingencies or ongoing obligation associated with frequent guest programs beyond what is paid to the brand sponsor following a guest’s stay. When a guest redeems accumulated frequent guest points at one of our hotels, the hotel bills the brand sponsor for the services provided in redemption of such points and records revenue in the amount of the charges billed to the brand sponsor. We have no loss contingencies or ongoing obligation associated with frequent guest programs beyond what is paid to the brand sponsor following a guest’s stay.

Capitalized Costs — We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs relating to hotels undergoing major renovations and redevelopments. We begin capitalizing interest as we incur disbursements, and capitalize other costs when activities necessary to prepare the asset ready for its intended use are underway. We cease capitalizing these costs when construction is substantially complete.

Depreciation and Amortization — We compute depreciation for hotels and related building improvements using the straight-line method over the estimated useful lives of the properties (limited to 40 years for buildings and ranging from four years up to the remaining life of the building at the time of addition for building improvements), site improvements (generally four to 15 years), and furniture, fixtures and equipment (generally one to 12 years).

Organization and Offering Costs — During the offering period, costs incurred in connection with the raising of capital will be recorded as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred costs to stockholders’ equity. Under the terms of our advisory agreement as described in Note 3, we reimburse our advisor for organization and offering costs

CWI 2 2015 10-K – 57

Notes to Consolidated Financial Statements

incurred; however, such reimbursements will not exceed regulatory limitations. Organization costs are expensed as incurred and are included in corporate general and administrative expenses in the financial statements.

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

We use the portfolio exception in Accounting Standards Codification 820-10-35-18D, Application to Financial Assets and Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Income Taxes — We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT.

We conduct business in various states and municipalities within the United States and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

We elect to treat certain of our corporate subsidiaries as TRSs. In general, a TRS may perform additional services for our investments and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal, state and local income taxes.

As of December 31, 2015 and 2014, the Company has determined that it has no uncertain tax positions.

Deferred income taxes are recorded for the corporate subsidiaries TRS based on earnings reported. The current provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities.

Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation and timing differences of certain income and expense recognitions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

Share-Based Payments — We have granted Class A restricted stock units, or RSUs, to certain employees of the subadvisor. RSUs issued to employees of the subadvisor generally vest over three years, subject to continued employment. Share-based payment transactions for awards made to employees of the subadvisor are based on the fair value of the services received. We recognize these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award. We have also granted shares of our Class A common stock to our independent directors. The expense recognized for share-based payment transactions for awards made to directors is based on the grant date fair value estimated in

CWI 2 2015 10-K – 58

Notes to Consolidated Financial Statements

accordance with current accounting guidance for share-based payments. We include share based payment transactions within Corporate general and administrative expense.

Income Attributable to Noncontrolling Interests — Earnings attributable to noncontrolling interests are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

Income (Loss) Per Share — Income (loss) per share, as presented, represents both basic and diluted per-share amounts for all periods presented in the consolidated financial statements. We calculate income (loss) per share using the two-class method to reflect the different classes of our outstanding common stock. Income (loss) per basic share of common stock is calculated by dividing Net income (loss) attributable to CWI 2 by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net income (loss) attributable to CWI 2 is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the year ended December 31, 2015, and from Inception to December 31, 2014.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2015-16, Business Combinations (Topic 805) — ASU 2015-16  requires that an acquirer recognize adjustments identified during the business combination measurement period in the reporting period in which the adjustment amounts are determined. The effects on earnings due to changes in depreciation, amortization, or other income effects as a result of the change are also recognized in the same period’s financial statements.  ASU 2015-16 also requires that acquirers present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted and prospective application is required for adjustments that are identified after the effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015. The adoption and implementation of the standard did not have a material impact on our financial statements.

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) — ASU 2015-03 changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements and expect to reclassify $0.8 million of deferred financing costs, net from Other assets to Non-recourse debt as of January 1, 2016.

ASU 2015-02, Consolidation (Topic 810) — We will adopt ASU 2015-02 on January 1, 2016 and are currently in the process of evaluating its impact on the consolidated financial statements, including evaluating our joint ventures. We generally create our joint ventures as partnerships in the form of a limited liability company or a limited partnership. ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Since a majority of our partnerships lack kick-out rights or substantive participating rights over the managing member or general partner, we expect the impact of this new guidance for us is primarily a change in classification from voting interest entity to VIE. This ASU does not change the criteria regarding which party consolidates a VIE. Thus, the change in classification will require us to include entities as part of our VIE disclosures. However, there is not expected to be a material impact to our consolidated balance sheets or results of operations for any of the periods presented.

CWI 2 2015 10-K – 59

Notes to Consolidated Financial Statements

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

Proposed Accounting Change

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02 - Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact our consolidated financial statements as the Company has certain operating and ground lease arrangements for which it is the lessee.

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our advisor to perform certain services for us under a fee arrangement, including managing our overall business and our offering; the identification, evaluation, negotiation, purchase and disposition of lodging and lodging-related properties; and the performance of certain administrative duties. The agreement that is currently in effect will expire on December 31, 2016, unless renewed pursuant to its terms. Our advisor also has a subadvisory agreement with the subadvisor, whereby our advisor pays 25% of the fees that it earns under the advisory agreement and Available Cash Distributions and 30% of the subordinated incentive distributions to the subadvisor and the subadvisor provides certain services to us, as discussed below.

CWI 2 2015 10-K – 60

Notes to Consolidated Financial Statements

The following tables present a summary of fees we paid and expenses we reimbursed to our advisor, the subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

		Inception
		(May 22, 2014)
	Year Ended	through
	December 31, 2015	December 31, 2014
Amounts Included in the Consolidated Statements of Operations
To our Advisor:
Acquisition fees	$6,225	$—
Asset management fees	954	—
Interest expense	723	—
Personnel and overhead reimbursements	660	—
Available Cash Distributions	301	—
To CWI 1:
Acquisition fee to CWI 1	3,411	—
	$12,274	$—

Other Transaction Fees Incurred to Our Advisor and Affiliates
Selling commissions and dealer manager fees	$16,643	$—
Organization and offering costs	4,561	108
Capitalized acquisition fees for equity method investment	1,862	—
Annual distribution and shareholder servicing fee	2,478	—
	$25,544	$108

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	December 31,
	2015	2014
Amounts Due to Related Parties and Affiliates
To our Advisor:
Organization and offering costs	$454	$108
Reimbursable costs	215	—
Other	186	—
To Others:
Due to Carey Financial	2,598	—
Due to CWI 1	1,521	—
Other	11	—
	$4,985	$108

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

CWI 2 2015 10-K – 61

Notes to Consolidated Financial Statements

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

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our advisor an annual asset management fee equal to 0.55% of the aggregate average market value of our investments. Our advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain described conditions in the advisory agreement are met. If our advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our offering price for Class A shares; which was $10.00 per share during 2015. For 2015, our advisor elected to receive its fees in shares. We settled all asset management fees for the year ended December 31, 2015 in shares of our Class A common stock rather than in cash. For the year ended December 31, 2015, $0.8 million in asset management fees were settled in shares. There were no such fees from Inception through December 31, 2014. At December 31, 2015, our advisor owned 99,720 shares (0.9%) of our outstanding Class A common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements. As of December 31, 2015, we had not paid any disposition fees or loan refinancing fees.

Notes Payable to WPC and Other Transactions with Affiliates

In April 2015, our board of directors and the board of directors of WPC approved unsecured loans to us and CWI 1 of up to an aggregate of $110.0 million, at an interest rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions, approved by our respective investment committees, that we might not otherwise have sufficient available funds to complete. Any such loans are solely at the discretion of WPC’s management. On April 1, 2015 and May 1, 2015, we borrowed $37.2 million and $65.3 million, respectively, from WPC, each at London Interbank Offered Rate, or LIBOR, plus 1.10%, with maturity dates of March 31, 2016 and December 30, 2015, respectively. These borrowings were used to fund our acquisitions described in Note 4 and Note 5. As of December 31, 2015, these loans were repaid in full. The interest expense on these notes payable to our affiliate is included in Interest expense on the consolidated statements of operations.
As of December 31, 2015, CWI 1 had terminated its access to these unsecured loans, and as a result, the entire $110.0 million was available to be borrowed by us.
Organization and Offering Costs

Pursuant to our advisory agreement, we are liable for certain expenses related to our public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) limited to 4% of the gross proceeds from the offering if the gross proceeds are less than $500.0 million, 2% of the gross proceeds from the offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750.0 million or more. Through December 31, 2015, our advisor incurred organization and offering costs on our behalf of approximately $4.7 million, all of which we were obligated to pay. Unpaid costs of $0.5 million were included in Due to affiliates in the consolidated financial statements at December 31, 2015.

During the offering period, costs incurred in connection with raising of capital are recorded as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred offering costs to stockholders’ equity. During the year ended December 31, 2015, $1.1 million of deferred offering costs were charged to stockholders’ equity.

CWI 2 2015 10-K – 62

Notes to Consolidated Financial Statements

Personnel and Overhead Reimbursements

Pursuant to the subadvisory agreement, after we reimburse our advisor, it will subsequently reimburse the subadvisor for personnel costs and other charges. We have also granted RSUs to employees of the subadvisor pursuant to our 2015 Equity Incentive Plan. The subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, subject to the approval of our board of directors. In addition, pursuant to the advisory agreement, we reimburse our advisor for the actual cost of personnel allocable to their time devoted to providing administrative services to us, as well as rent expense. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and are being settled in cash for the year ended December 31, 2015.

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

Other Amounts Due to Advisor

At December 31, 2015, other amounts due to our advisor primarily represent asset management fees payable.

Amounts Due to CWI 1

At December 31, 2015, amounts due to CWI 1 primarily represents a deposit placed on our behalf by CWI 1 during the fourth quarter of 2015 in connection with our acquisition of Seattle Marriott Bellevue on January 22, 2016 (Note 14).

Selling Commissions and Dealer Manager Fees

For 2015, we had a dealer manager agreement with Carey Financial, whereby Carey Financial received a selling commission, for the Class A and Class T common stock, of up to $0.70 and $0.19 per share sold, respectively, and a dealer manager fee of up to $0.30 and $0.26 per share sold, respectively. On March 14, 2016, the dealer manager agreement was amended and Carey Financial now receives a selling commission for the Class A and Class T common stock of up to $0.82 and $0.22 per share sold, respectively, and a dealer manager fee of up to $0.35 and $0.42 per share sold for the Class A common stock and Class T common stock, respectively. The selling commissions are re-allowed and a portion of the dealer manager fees may be re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements.

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with our Class T common stock, which it may re-allow to selected dealers. The amount of the shareholder servicing fee is 1.0% of the selling price per share for the Class T common stock in our initial public offering or, once published, the amount of our estimated net asset value per share. The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee after the sixth anniversary of the end of the quarter in which the initial public offering terminates, and the fees may end sooner if the total underwriting compensation that is paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that sixth anniversary. At December 31, 2015, we recorded a $2.4 million estimated liability for the present value of the remaining distribution and shareholder servicing fee payable to Carey Financial, which is included in Due to related parties and affiliates, with an offset to Additional paid-in capital.

Jointly-Owned Investments

At December 31, 2015, we owned interests in two jointly-owned investments with CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne, an Unconsolidated Hotel. See Note 4 and Note 5 for further discussion.

CWI 2 2015 10-K – 63

Notes to Consolidated Financial Statements

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	December 31,
	2015	2014
Buildings	$294,352	$—
Land	47,900	—
Furniture, fixtures and equipment	16,496	—
Building and site improvements	815	—
Construction in progress	5,061	—
Hotels, at cost	364,624	—
Less: Accumulated depreciation	(5,359)	—
Net investments in hotels	$359,265	$—

2015 Acquisitions

During the year ended December 31, 2015, we acquired three hotels, which were considered to be business combinations. We refer to these investments as our 2015 Acquisitions.

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

Courtyard Nashville Downtown

On May 1, 2015, we acquired the Courtyard Nashville Downtown hotel from an unaffiliated third party and acquired real estate and other hotel assets, net of assumed liabilities, with fair value totaling $58.5 million, as detailed in the table that follows. The 192-room hotel is located in Nashville, Tennessee. The hotel continues to be managed by Marriott International, Inc. In connection with this acquisition, we expensed acquisition costs of $4.4 million, including acquisition fees of $1.7 million paid to our advisor. We obtained a non-recourse mortgage loan on the property of $42.0 million upon acquisition (Note 8). In addition, the equity portion of our investment was financed in full by a loan of $27.9 million from WPC (Note 3).

Embassy Suites by Hilton Denver-Downtown/Convention Center

On November 4, 2015, we acquired the Embassy Suites by Hilton Denver-Downtown/Convention Center hotel from Cornerstone Real Estate Advisors, an unaffiliated third party, and acquired real estate and other hotel assets, net of assumed liabilities totaling $168.8 million, as detailed in the table that follows.  The 403-room, all-suite hotel is located in Denver, Colorado. The hotel will continue to be managed by Sage Hospitality, an unaffiliated third party. In connection with this acquisition, we expensed acquisition costs of $4.9 million, including acquisition fees of $4.5 million paid to our advisor. We obtained a non-recourse mortgage loan on the property of $100.0 million upon acquisition (Note 8).

CWI 2 2015 10-K – 64

Notes to Consolidated Financial Statements

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through December 31, 2015 (in thousands):

	2015 Acquisitions
	Marriott Sawgrass Golf Resort & Spa (a)	Courtyard Nashville Downtown	Embassy Suites by Hilton Denver-Downtown/Convention Center
Acquisition Date	April 1, 2015	May 1, 2015	November 4, 2015
Cash consideration	$24,764	$58,498	$168,809
Assets acquired at fair value:
Building	$93,551	$47,443	$153,358
Land	26,400	8,500	13,000
Buildings and site improvements	27	—	—
Furniture, fixtures and equipment	8,132	4,945	3,526
Construction in progress	770	—	—
Accounts receivable	5,635	224	76
Other assets	2,628	4	565
Liabilities assumed at fair value:
Non-recourse mortgage	(66,700)	—	—
Accounts payable, accrued expenses and other liabilities	(11,921)	(2,618)	(1,716)
Contribution from noncontrolling interest at fair value	(33,758)	—	—
Net assets acquired at fair value	$24,764	$58,498	$168,809

	From Acquisition Date Through December 31, 2015
Revenues	$34,928	$10,537	$3,620
Income from Operations before Income Taxes	$2,135	$4,290	$610
___________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

CWI 2 2015 10-K – 65

Notes to Consolidated Financial Statements

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

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014
Pro forma total revenues	$92,095	$87,415

Pro forma net income (loss)	$5,758	$(8,487)
Pro forma income attributable to noncontrolling interests	(1,174)	(511)
Pro forma net income (loss) attributable to CWI 2 stockholders	$4,584	$(8,998)

Pro forma income (loss) per Class A share:
Net income (loss) attributable to CWI 2 stockholders	$3,365	$(8,998)
Basic and diluted pro forma weighted-average shares outstanding	9,143,730	7,995,127
Basic and diluted pro forma income (loss) per share	$0.37	$(1.13)

Pro forma income per Class T share:
Net income attributable to CWI 2 stockholders	$1,218	$—
Basic and diluted pro forma weighted-average shares outstanding	3,309,508	—
Basic and diluted pro forma income per share	$0.37	$—

The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our initial public offering in order to raise the funds used for certain of our business combinations were issued on January 1, 2014. We assumed that we would have issued Class A shares to raise such funds. All acquisition costs for hotels acquired during the year ended December 31, 2015 are presented as if they were incurred on January 1, 2014.

Construction in Progress

At December 31, 2015, construction in progress was $5.1 million, recorded at cost, and related primarily to renovations at the Marriott Sawgrass Golf Resort & Spa (Note 9). We did not record any construction in progress as of December 31, 2014. We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.1 million during the year ended December 31, 2015.

During the year ended December 31, 2015, accrued capital expenditures increased by $1.2 million, representing non-cash investing activity.

CWI 2 2015 10-K – 66

Notes to Consolidated Financial Statements

Note 5. Equity Investment in Real Estate

At December 31, 2015, we owned an equity interest in one Unconsolidated Hotel, together with CWI 1 and an unrelated third party. We do not control the venture that owns this hotel, but we exercise significant influence over it. We account for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interest in our equity investment in real estate and its carrying value. The carrying value of this venture is affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotel	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at December 31, 2015	Carrying Value at December 31,
								2015	2014
Ritz-Carlton Key Biscayne Venture (b)	FL	480	19.3%	$37,559	5/29/2015	Resort	Planned Future	$37,599	$—
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our advisor, at the time of acquisition.

(b)
CWI 1 acquired a 47.4% interest in the venture on the same date.  The remaining 33.3% interest is retained by the original owner. Our portion of the venture was financed primarily by a loan of $37.4 million from WPC (Note 3). The number of rooms presented includes 178 condo-hotel units that participate in the resort rental program. We received cash distributions of $1.8 million from this investment during the year ended December 31, 2015. At December 31, 2015, the unamortized basis differences on our equity investment were $1.8 million. Net amortization of the basis differences reduced the carrying value of our equity investment by less than $0.1 million for the year ended December 31, 2015.

The following table sets forth our share of equity in earnings from our Unconsolidated Hotel, which is based on the hypothetical liquidation at book value model as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

		Inception
		(May 22, 2014)
	Year Ended	through
Unconsolidated Hotel	December 31, 2015	December 31, 2014
Ritz-Carlton Key Biscayne Venture	$1,846	$—

No other-than-temporary impairment charges were recognized during the year ended December 31, 2015.

CWI 2 2015 10-K – 67

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity method investment entity. Amounts provided are the total amounts attributable to the venture since our date of acquisition and does not represent our proportionate share (in thousands):

	December 31,
	2015	2014
Real estate, net	$279,492	$—
Other assets	52,155	—
Total assets	331,647	—
Debt	(169,371)	—
Other liabilities	(15,170)	—
Total liabilities	(184,541)	—
Members’ equity	$147,106	$—

	Years Ended December 31,
	2015	2014
Revenues	$44,079	$—
Expenses	(49,369)	—
Net loss attributable to equity method investment	$(5,290)	$—

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the year ended December 31, 2015 or from Inception to December 31, 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $208.7 million and an estimated fair value of $209.4 million at December 31, 2015. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at December 31, 2015.

CWI 2 2015 10-K – 68

Notes to Consolidated Financial Statements

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at December 31,
as Hedging Instruments	Balance Sheet Location	2015	2014
Interest rate caps	Other assets	$24	$—

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At December 31, 2015, no cash collateral had been posted nor received for any of our derivative positions.

We recognized an unrealized loss of $0.1 million in Other comprehensive loss on derivative in connection with our interest rate caps during the year ended December 31, 2015.

One of our interest rate caps was not initially designated for hedge accounting at the time it was entered into; however at December 31, 2015, the cap qualified for hedge accounting. During the year ended December 31, 2015, we recognized a loss of less than $0.1 million in Other income and (expenses) in the consolidated statement of operations related to this cap.

We did not reclassify any losses from Other comprehensive loss on derivatives into Interest expense during the year ended December 31, 2015.

Amounts reported in Other comprehensive loss related to our interest rate cap will be reclassified to Interest expense as interest payments are made on our variable-rate debt. At December 31, 2015, we estimated that less than $0.1 million will be reclassified as Interest expense during the next 12 months related to our interest rate caps.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment

CWI 2 2015 10-K – 69

Notes to Consolidated Financial Statements

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

We did not have any interest rate swaps outstanding at December 31, 2015. The interest rate caps that we had outstanding on our Consolidated Hotels at December 31, 2015 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	December 31, 2015
Interest rate caps	2	$120,000	$24

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2015. At December 31, 2015, our total credit exposure and the maximum exposure to any single counterparty were both less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2015, we had not been declared in default on any of our derivative obligations. We had no derivatives that were in a net liability position at December 31, 2015.

Note 8. Debt

The following table presents the non-recourse debt on our Consolidated Hotels (dollars in thousands):

				Carrying Amount at December 31,
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	2015	2014
Courtyard Nashville Downtown (a) (b)	3.25%	Variable	5/2019	$42,000	$—
Marriott Sawgrass Golf Resort & Spa (a) (c)	4.09%	Variable	11/2019	66,700	—
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	100,000	—
				$208,700	$—
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped through the use of interest rate caps (Note 7). The interest rates presented for these mortgage loans reflect the rate in effect at December 31, 2015 through the use of an interest rate cap, when applicable.

(b)	This mortgage loan has a one-year extension option, which is subject to certain conditions. The maturity date in the table does not reflect the extension option.

(c)	Total mortgage financing commitment is up to $78.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If the provisions were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met.

CWI 2 2015 10-K – 70

Notes to Consolidated Financial Statements

Financing Activity During 2015

Marriott Sawgrass Golf Resort & Spa

In connection with our 50% investment in the Marriott Sawgrass Golf Resort & Spa venture (Note 4), we assumed $78.0 million in non-recourse mortgage financing, of which $66.7 million had been drawn at the acquisition date, at a rate of LIBOR plus 3.85%, which is subject to an interest rate cap, and a maturity date of November 1, 2019. The loan is interest-only until its maturity date.

Courtyard Nashville Downtown

In connection with our acquisition of the Courtyard Nashville Downtown hotel, we obtained a non-recourse mortgage loan of $42.0 million, with a floating interest rate of LIBOR plus 3.0%, which is subject to an interest rate cap. The loan is interest-only for 24 months and has a maturity date of May 1, 2019. We capitalized $0.6 million of deferred financing costs related to this loan.

Embassy Suites by Hilton Denver-Downtown/Convention Center

In connection with our acquisition of the Embassy Suites by Hilton Denver-Downtown/Convention Center hotel, we obtained a non-recourse mortgage loan of $100.0 million, with a fixed interest rate of 3.9%. The loan is interest-only for 36 months and has a maturity date of December 1, 2022. We capitalized $0.3 million of deferred financing costs related to this loan.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At December 31, 2015, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2015 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016	$—
2017	640
2018	960
2019	108,892
2020	1,863
Thereafter through 2022	96,345
Total	$208,700

Note 9. Commitments and Contingencies

At December 31, 2015, we were not involved in any litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

We are liable for certain expenses of our initial public offering, including filing, legal, accounting, printing and escrow fees, which are deducted from the gross proceeds of the offering. We will reimburse Carey Financial or selected dealers for certain organization and offering costs. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering may not exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our advisor has agreed to be responsible for the repayment of (i) organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial with respect to shares held by any clients of it and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 4% of the gross proceeds from the offering if the gross proceeds are less than $500.0 million, 2% of the gross proceeds from the offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750.0 million or

CWI 2 2015 10-K – 71

Notes to Consolidated Financial Statements

more; and (ii) organization and offering expenses (including selling commissions, dealer manager fees, and expenses reimbursed to selected dealers) that exceed 15% of the gross proceeds of the offering.  Through December 31, 2015, our advisor incurred organization and offering costs on our behalf of approximately $4.7 million, all of which we were obligated to pay. Unpaid costs of $0.5 million were included in Due to affiliates in the consolidated financial statements at December 31, 2015.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels beyond our original investment.

At December 31, 2015, three hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that two will be completed during the second half of 2016 and one will be completed during the first half of 2017. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	December 31,
	2015	2014
Capital commitments	$27,100	$—
Less: paid	(4,390)	—
Unpaid commitments	22,710	—
Less: amounts in cash or restricted cash designated for renovations	(9,607)	—
Unfunded commitments (a)	$13,103	$—
___________

(a)	As of December 31, 2015, $11.3 million of our unfunded commitment is expected to be funded by future renovation draws on a related mortgage loan.

Note 10. Equity

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents annualized cash distributions paid per share, from Inception through December 31, 2015, reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Year Ended December 31, 2015 (a)
	Class A	Class T
Ordinary income	$0.1896	$0.1559
Total distributions paid	$0.1896	$0.1559
___________
(a) We did not admit shareholders until May 15, 2015; therefore, no dividends were paid prior to this date.

During the fourth quarter 2015, our board of directors declared daily distributions of $0.0016303 and $0.0013735 per share for our Class A and Class T common stock, respectively. The distributions were comprised of $0.0013586 and $0.0011168 payable in cash, respectively, and $0.0002717 and $0.0002567 payable in shares of our Class A and Class T common stock, respectively, to stockholders of record on each day of the quarter and were paid on January 15, 2016 in the aggregate amount of $1.8 million.

Proceeds from Sale of Common Stock

During January 2016, we received proceeds totaling $2.8 million, net of selling commissions and dealer manager fees, related to Class A and Class T shares that we sold during the year ended December 31, 2015.

CWI 2 2015 10-K – 72

Notes to Consolidated Financial Statements

Note 11. Share-Based Payments

2015 Equity Incentive Plan

We maintain the 2015 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2015 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 2,000,000 shares may be granted, of which 1,957,250 shares remained available for future grants at December 31, 2015. During the year ended December 31, 2015, we issued 30,250 RSUs, which are scheduled to vest over approximately three years, subject to continued employment, to employees of the subadvisor. No shares were issued from Inception through December 31, 2014.

A summary of the RSU activity for the year ended December 31, 2015 follows:

	RSU Awards
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2015	—	$—
Granted (a)	30,250	10.00
Nonvested at December 31, 2015 (b)	30,250	$10.00
___________

(a)	Represents RSUs issued to employees of the subadvisor during the year ended December 31, 2015.

(b)
We currently expect to recognize stock-based compensation expense totaling approximately $0.2 million over the remaining vesting period. The awards to employees of the subadvisor had a weighted-average remaining contractual term of 2.3 years at December 31, 2015.

Shares Granted to Directors

During the year ended December 31, 2015, we also issued 2,500 shares of Class A common stock to each of our five independent directors in June 2015, valued at $10.00 per share, as part of their director compensation. No shares were issued from Inception through December 31, 2014.

We recognized stock-based compensation expense related to the awards of RSUs to employees of the subadvisor and shares issued to our directors totaling $0.2 million for the year ended December 31, 2015. No stock-based compensation expense was recognized during the period from Inception through December 31, 2014. Stock-based compensation expense is included within Corporate general and administrative expenses in the consolidated financial statements. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of this plan.

Note 12. Income Taxes

As a REIT, we are permitted to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases for each of our lodging properties with TRS lessees. The TRS lessees in turn contract with independent hotel management companies that manage day-to-day operations of our hotels under the oversight of the subadvisor.

CWI 2 2015 10-K – 73

Notes to Consolidated Financial Statements

The components of our provision for income taxes for the periods presented are as follows (in thousands):

		Inception
		(May 22, 2014)
	Year Ended	through
	December 31, 2015	December 31, 2014
Federal
Current	$423	$—
Deferred	(180)	—
	243	—

State and Local
Current	164	—
Deferred	(335)	—
	(171)	—
Total Provision	$72	$—

Deferred income taxes at December 31, 2015 and 2014 consist of the following (in thousands):

	At December 31,
	2015	2014
Deferred Tax Assets
Key money liability	$1,977	$—
Net operating losses	621	—
Accrued vacation payable and deferred rent	30	—
Gift card liability	11	—
Other	323	—
Total deferred income taxes	2,962	—
Valuation allowance	(1,953)	—
Total deferred tax assets	1,009	—
Deferred Tax Liabilities
Other	(4)	—
Net Deferred Tax Asset	$1,005	$—

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (dollars in thousands):

			Inception
			(May 22, 2014)
	Year Ended		through
	December 31, 2015		December 31, 2014
Pre-tax loss from taxable subsidiaries	$(7,172)		$—
Federal provision at statutory tax rate	(2,438)	34.0%	—	—%
State and local taxes, net of federal provision	(381)	5.3%	—	—%
Other	14	(0.2)%	—	—%
Loss not subject to federal tax	924	(12.9)%
Valuation allowance	1,953	(27.2)%
Tax provision — taxable subsidiaries	72	(1.0)%	—	—%
Other state and local taxes	—		—
Total provision	$72		$—

We had no unrecognized tax benefits at December 31, 2015 and 2014.

CWI 2 2015 10-K – 74

Notes to Consolidated Financial Statements

At December 31, 2015, we had federal net operating losses of $3.2 million and associated deferred tax assets of $1.1 million. Our net operating losses begin expiring in 2034. Certain state jurisdictions may limit the full utilization of net operating losses. Management determined that at December 31, 2015, $2.0 million of our deferred tax assets are not more likely than not to be realized and, therefore, required a valuation allowance. At December 31, 2014, we had no federal net operating losses.

Our tax returns are subject to audit by taxing authorities. The statute of limitations varies by jurisdiction and ranges from three to four years. Such audits can often take years to complete and settle. The tax years 2014 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.

CWI 2 2015 10-K – 75

Notes to Consolidated Financial Statements

Note 13. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2015 (a)	June 30, 2015 (a)	September 30, 2015 (a)	December 31, 2015 (a)
Revenues	$—	$18,533	$12,978	$17,574
Operating expenses	428	22,714	13,892	21,603
Net (loss) income	(428)	(5,143)	68	(6,560)
Income attributable to noncontrolling interests	—	(1,197)	(19)	745
Net (loss) income attributable to CWI 2 stockholders	$(428)	$(6,340)	$49	$(5,815)

Class A common stock
Basic and diluted (loss) income per share (a) (b)	$(5.55)	$(12.97)	$0.02	$(0.35)
Distributions declared per share	$—	$0.0775	$0.1500	$0.1500

Class T common stock
Basic and diluted loss per share (a) (b)	$—	$(12.98)	$—	$(0.34)
Distributions declared per share	$—	$0.0653	$0.1264	$0.1264

	Three Months Ended
	March 31, 2014 (a)	June 30, 2014 (a)	September 30, 2014 (a)	December 31, 2014 (a)
Revenues	$—	$—	$—	$—
Operating expenses	—	36	—	72
Net loss attributable to CWI 2 stockholders	—	(36)	—	(72)

Class A common stock
Basic and diluted loss per share (a)	$—	$(0.47)	$—	$(0.93)
Distributions declared per share	$—	$—	$—	$—

Class T common stock
Basic and diluted income per share (a)	$—	$—	$—	$—
Distributions declared per share	$—	$—	$—	$—
___________

(a)
For purposes of determining the weighted-average number of shares of common stock outstanding and loss (income) per share, historical amounts have been adjusted to treat stock distributions declared and effective through our filing date as if they were outstanding as of the beginning of the periods presented.

(b)	The sum of the quarterly (loss) income per share does not agree to the annual loss per share for 2015 due to the issuance of our common stock that occurred during these periods.

Note 14. Subsequent Event

On January 22, 2016, we acquired a 95.4% interest in the Seattle Marriott Bellevue hotel from WPPI Bellevue MFS, LLC, an unaffiliated third party, for a contractual purchase price of $179.0 million and obtained a limited-recourse mortgage loan of $100.0 million. The acquisition was financed in part by a loan of $20.0 million from WPC that was repaid in full on February 10, 2016. The remaining 4.6% interest in the hotel is retained by the original owner. The 384-room, full-service hotel is located in Seattle, Washington. The hotel will continue to be managed by HEI Hotels & Resorts.

It was not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for the acquisition given the short period of time between the acquisition date and the issuance of this Report.

CWI 2 2015 10-K – 76

CAREY WATERMARK INVESTORS 2 INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2015 and Inception through December 31, 2014
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$—	$1,953	$—	$1,953

Year Ended December 31, 2014
Valuation reserve for deferred tax assets	$—	$—	$—	$—

CWI 2 2015 10-K – 77

CAREY WATERMARK INVESTORS 2 INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Decrease In Net Investments	Gross Amount at which Carried at Close of Period (b)						Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total	Accumulated Depreciation (b)	Date of Construction	Date Acquired
Hotel in Ponte Vedra Beach, FL	$66,700	$26,400	$93,551	$228	$—	$26,400	$93,779	$120,179	$1,803	1987	Apr 2015	4 ‒ 40 yrs.
Hotel in Nashville, TN	42,000	8,500	47,443	587	—	8,500	48,030	56,530	804	1895	May 2015	4 ‒ 40 yrs.
Hotel in Denver, CO	100,000	13,000	153,358	—	—	13,000	153,358	166,358	609	2010	Nov 2015	4 ‒ 40 yrs.
	$208,700	$47,900	$294,352	$815	$—	$47,900	$295,167	$343,067	$3,216
___________

(a)	Consists of the cost of improvements subsequent to acquisition and acquisition costs, including construction costs primarily for renovations pursuant to our contractual obligations.

(b)	A reconciliation of hotels and accumulated depreciation follows:

CWI 2 2015 10-K – 78

CAREY WATERMARK INVESTORS 2 INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Hotels
	Years Ended December 31,
	2015	2014
Beginning balance	$—	$—
Additions	342,252	—
Improvements	815	—
Ending balance	$343,067	$—

	Reconciliation of Accumulated Depreciation for Hotels
	Years Ended December 31,
	2015	2014
Beginning balance	$—	$—
Depreciation expense	3,216	—
Ending balance	$3,216	$—

At December 31, 2015, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $376.5 million.

CWI 2 2015 10-K – 79

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2015 at a reasonable level of assurance.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2015 and 2014, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

CWI 2 2015 10-K – 80

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2 2015 10-K – 81

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant's Form 10-Q filed on May 15, 2015

3.2	Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.3 to the registrant's Registration Statement on Form S-11 (File No. 333-196681) filed on June 11, 2014

4.1	Amended Distribution Reinvestment Plan	Filed herewith

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

10.1	Advisory Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q filed on May 15, 2015

10.2	Subadvisory Agreement dated February 9, 2015 between Carey Lodging Advisors, LLC, and CWA 2, LLC	Incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q filed on May 15, 2015

10.3	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Incorporated by reference to Exhibit 10.3 to the registrant's Form 10-Q filed on May 15, 2015

10.4	Dealer Manager Agreement dated April 13, 2015, between Carey Watermark Investors 2 Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.4 to the registrant's Form 10-Q filed on May 15, 2015

10.5	Escrow Agreement dated February 19, 2015, between Carey Financial, LLC, Carey Watermark Investors 2 Incorporated and UMB Bank, N.A.	Incorporated by reference to Exhibit 10.5 to the registrant's Form 10-Q filed on May 15, 2015

10.6	2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to the registrant's Form 10-Q filed on May 15, 2015

10.7	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Incorporated by reference to Exhibit 10.7 to the registrant's Form 10-Q filed on May 15, 2015

10.8	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.8 to the registrant's Form 10-Q filed on May 15, 2015

10.9	Amended and Restated Limited Liability Company Agreement of CWI Sawgrass Holdings, LLC dated April 1, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 2, 2015

CWI 2 2015 10-K – 82

Exhibit No.	Description	Method of Filing
10.10	Form of Selected Dealer Agreement	Incorporated by reference to Exhibit 10.10 to the registrant's Form 10-Q filed on May 15, 2015

10.11	Agreement for Sale and Purchase of Hotel, by and between Nashville Hotel Group and CWI Nashville Downtown Hotel, LLC dated as of February 13, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 7, 2015

10.12	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC.	Incorporated by reference to Exhibit 10.2 to W. P. Carey Inc.'s Quarterly Report on Form 10-Q (File No. 001-13779) filed on August 7, 2015.

10.13	Amended and Restated Limited Liability Company Operating Agreement of CWI Key Biscayne Hotel, LLC, by and between CWI OP, LP and CWI 2 OP, LP dated as of May 29, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s current Report on Form 8-K filed on June 4, 2015

10.14	Agreement for Sale and Purchase and Joint Escrow Instructions, by and between Denver Downtown Hotel LLC and CWI 2 Denver Downtown Hotel, LLC, dated as of September 16, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s current Report on Form 8-K filed on November 9, 2015

10.15	Contribution Agreement, by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of September 15, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 28, 2016

10.16
First Amendment to Contribution Agreement by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue
Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of January 22, 2016
Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 28, 2016

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors 2 Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the year ended December 31, 2015 and Inception (May 22, 2014) through December 31, 2014, (iii) Consolidated Statements of Comprehensive Loss for the year ended December 31, 2015 and Inception (May 22, 2014) through December 31, 2014, (iv) Consolidated Statements of Equity for the years ended December 31, 2015 and Inception (May 22, 2014) through December 31, 2014, (v) Consolidated Statements of Cash Flows for the year ended December 31, 2015 and Inception (May 22, 2014) through December 31, 2014, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II - Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith

CWI 2 2015 10-K – 83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	March 14, 2016
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Medzigian	Chief Executive Officer and Director	March 14, 2016
Michael G. Medzigian	(Principal Executive Officer)

/s/ Hisham A. Kader	Chief Financial Officer	March 14, 2016
Hisham A. Kader	(Principal Financial Officer)

/s/ Noah K. Carter	Controller	March 14, 2016
Noah K. Carter	(Principal Accounting Officer)

/s/ Charles S. Henry	Director	March 14, 2016
Charles S. Henry

/s/ Michael D. Johnson	Director	March 14, 2016
Michael D. Johnson

/s/ Robert E. Parsons, Jr.	Director	March 14, 2016
Robert E. Parsons, Jr.

/s/ William H. Reynolds, Jr.	Director	March 14, 2016
William H. Reynolds, Jr.

CWI 2 2015 10-K – 84

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant's Form 10-Q filed on May 15, 2015

3.2	Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.3 to the registrant's Registration Statement on Form S-11 (File No. 333-196681) filed on June 11, 2014

4.1	Amended Distribution Reinvestment Plan	Filed herewith

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

10.1	Advisory Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q filed on May 15, 2015

10.2	Subadvisory Agreement dated February 9, 2015 between Carey Lodging Advisors, LLC, and CWA 2, LLC	Incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q filed on May 15, 2015

10.3	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Incorporated by reference to Exhibit 10.3 to the registrant's Form 10-Q filed on May 15, 2015

10.4	Dealer Manager Agreement dated April 13, 2015, between Carey Watermark Investors 2 Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.4 to the registrant's Form 10-Q filed on May 15, 2015

10.5	Escrow Agreement dated February 19, 2015, between Carey Financial, LLC, Carey Watermark Investors 2 Incorporated and UMB Bank, N.A.	Incorporated by reference to Exhibit 10.5 to the registrant's Form 10-Q filed on May 15, 2015

10.6	2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to the registrant's Form 10-Q filed on May 15, 2015

10.7	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Incorporated by reference to Exhibit 10.7 to the registrant's Form 10-Q filed on May 15, 2015

10.8	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.8 to the registrant's Form 10-Q filed on May 15, 2015

10.9	Amended and Restated Limited Liability Company Agreement of CWI Sawgrass Holdings, LLC dated April 1, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 2, 2015

CWI 2 2015 10-K – 85

Exhibit No.	Description	Method of Filing
10.10	Form of Selected Dealer Agreement	Incorporated by reference to Exhibit 10.10 to the registrant's Form 10-Q filed on May 15, 2015

10.11	Agreement for Sale and Purchase of Hotel, by and between Nashville Hotel Group and CWI Nashville Downtown Hotel, LLC dated as of February 13, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 7, 2015

10.12	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC.	Incorporated by reference to Exhibit 10.2 to W. P. Carey Inc.'s Quarterly Report on Form 10-Q (File No. 001-13779) filed on August 7, 2015.

10.13	Amended and Restated Limited Liability Company Operating Agreement of CWI Key Biscayne Hotel, LLC, by and between CWI OP, LP and CWI 2 OP, LP dated as of May 29, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s current Report on Form 8-K filed on June 4, 2015

10.14	Agreement for Sale and Purchase and Joint Escrow Instructions, by and between Denver Downtown Hotel LLC and CWI 2 Denver Downtown Hotel, LLC, dated as of September 16, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s current Report on Form 8-K filed on November 9, 2015

10.15	Contribution Agreement, by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of September 15, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 28, 2016

10.16
First Amendment to Contribution Agreement by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue
Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of January 22, 2016
Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 28, 2016

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors 2 Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the year ended December 31, 2015 and Inception (May 22, 2014) through December 31, 2014, (iii) Consolidated Statements of Comprehensive Loss for the year ended December 31, 2015 and Inception (May 22, 2014) through December 31, 2014, (iv) Consolidated Statements of Equity for the years ended December 31, 2015 and Inception (May 22, 2014) through December 31, 2014, (v) Consolidated Statements of Cash Flows for the year ended December 31, 2015 and Inception (May 22, 2014) through December 31, 2014, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II - Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith

CWI 2 2015 10-K – 86