Form 10-Q
period 2016-03-31
Carey Watermark Investors 2 Inc
filed 2016-05-13
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Registrant has 17,899,765 shares of Class A common stock, $0.001 par value, and 27,162,955 shares of Class T common stock, $0.001 par value, outstanding at May 6, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 14, 2016, or the 2015 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 2 3/31/2016 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Investments in real estate:
Hotels, at cost (inclusive of $318,345 and $133,002 respectively, attributable to variable interest entities, or VIEs)	$550,533	$364,624
Accumulated depreciation (inclusive of $5,378 and $3,224, respectively, attributable to VIEs)	(9,174)	(5,359)
Net investments in hotels	541,359	359,265
Equity investment in real estate	38,000	37,599
Cash (inclusive of $3,890 and $3,607, respectively, attributable to VIEs)	119,615	51,081
Restricted cash (inclusive of $20,519 and $4,025, respectively, attributable to VIEs)	25,023	11,741
Accounts receivable (inclusive of $5,957 and $2,994, respectively, attributable to VIEs)	8,029	4,676
Other assets (inclusive of $3,157 and $2,728, respectively, attributable to VIEs)	7,991	14,617
Total assets	$740,017	$478,979
Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt, net (inclusive of $176,987 and $66,700, respectively, attributable to VIEs)	$318,224	$207,888
Due to related parties and affiliates	8,508	4,985
Accounts payable, accrued expenses and other liabilities (inclusive of $17,699 and $11,159, respectively, attributable to VIEs)	24,391	18,068
Distributions payable	3,908	1,846
Total liabilities	355,031	232,787
Commitments and contingencies (Note 9)
Equity:
CWI 2 stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 17,058,300 and 10,792,296 shares, respectively, issued and outstanding	17	11
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 25,267,808 and 14,983,012 shares, respectively, issued and outstanding	25	15
Additional paid-in capital	370,851	228,401
Distributions and accumulated losses	(22,718)	(15,109)
Accumulated other comprehensive loss	(1,281)	(94)
Total CWI 2 stockholders’ equity	346,894	213,224
Noncontrolling interests	38,092	32,968
Total equity	384,986	246,192
Total liabilities and equity	$740,017	$478,979

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2016 10-Q – 3

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Hotel Revenues
Rooms	$18,141	$—
Food and beverage	9,960	—
Other operating revenue	2,751	—
Total Hotel Revenues	30,852	—
Operating Expenses
Hotel Expenses
Rooms	3,431	—
Food and beverage	5,833	—
Other hotel operating expenses	1,247	—
Sales and marketing	2,700	—
General and administrative	2,462	—
Property taxes, insurance, rent and other	1,521	—
Repairs and maintenance	951	—
Utilities	910	—
Management fees	1,092	—
Depreciation and amortization	3,815	—
Total Hotel Expenses	23,962	—

Other Operating Expenses
Acquisition-related expenses	4,866	167
Corporate general and administrative expenses	1,014	261
Asset management fees to affiliate and other	917	—
Total Other Operating Expenses	6,797	428
Operating Income (Loss)	93	(428)
Other Income and (Expenses)
Interest expense	(2,916)	—
Equity in earnings of equity method investment in real estate	798	—
Other income and (expenses)	9	—
	(2,109)	—
Loss from Operations Before Income Taxes	(2,016)	(428)
Provision for income taxes	(30)	—
Net Loss	(2,046)	(428)
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $529 and $0, respectively)	(1,655)	—
Net Loss Attributable to CWI 2 Stockholders	$(3,701)	$(428)

Class A Common Stock
Net loss attributable to CWI 2 Stockholders	$(1,497)	$(428)
Basic and diluted weighted-average shares outstanding	14,398,254	157,424
Basic and diluted loss per share	$(0.10)	$(2.72)
Distributions Declared Per Share	$0.1500	$—

Class T Common Stock
Net loss attributable to CWI 2 Stockholders	$(2,204)	$—
Basic and diluted weighted-average shares outstanding	21,063,401	—
Basic and diluted loss per share	$(0.10)	$—
Distributions Declared Per Share	$0.1264	$—
See Notes to Consolidated Financial Statements.

CWI 2 3/31/2016 10-Q – 4

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net Loss	$(2,046)	$(428)
Other Comprehensive Loss
Other comprehensive loss before reclassifications — unrealized loss on derivative instruments	(1,344)	—
Amounts reclassified from accumulated other comprehensive loss to Interest expense — derivative instruments	155	—
Comprehensive Loss	(3,235)	(428)

Amounts Attributable to Noncontrolling Interests
Net income	(1,655)	—
Change in unrealized loss on derivative instruments	2	—
Comprehensive income attributable to noncontrolling interests	(1,653)	—
Comprehensive Loss Attributable to CWI 2 Stockholders	$(4,888)	$(428)

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2016 10-Q – 5

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2016 and 2015
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2016	10,792,296	$11	14,983,012	$15	$228,401	$(15,109)	$(94)	$213,224	$32,968	$246,192
Net (loss) income						(3,701)		(3,701)	1,655	(2,046)
Shares issued, net of offering costs	6,186,874	6	10,261,446	10	141,785			141,801		141,801
Shares issued to affiliates	64,724				672			672		672
Contributions from noncontrolling interests								—	4,000	4,000
Distributions to noncontrolling interests								—	(529)	(529)
Shares issued under share incentive plans					27			27		27
Stock dividends issued	17,391		23,754					—		—
Distributions declared ($0.1500 and $0.1264 per share to Class A and Class T, respectively)						(3,908)		(3,908)		(3,908)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments							(1,187)	(1,187)	(2)	(1,189)
Repurchase of shares	(2,985)		(404)		(34)			(34)		(34)
Balance at March 31, 2016	17,058,300	$17	25,267,808	$25	$370,851	$(22,718)	$(1,281)	$346,894	$38,092	$384,986

Balance at January 1, 2015	22,222	$—	—	$—	$200	$—	$(108)	$92	$—	$92
Net loss							(428)	(428)		(428)
Contributions from noncontrolling interests								—	300	300
Balance at March 31, 2015	22,222	$—	—	$—	$200	$—	$(536)	$(336)	$300	$(36)

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2016 10-Q – 6

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows — Operating Activities
Net loss	$(2,046)	$(428)
Adjustments to net loss:
Depreciation and amortization	3,815	—
Asset management fees to affiliates settled in shares	771	—
Equity in earnings of equity method investment in real estate in excess of distributions received	(401)	—
Amortization of stock-based compensation	27	—
Amortization of deferred key money, deferred financing costs and other	11	—
Receipt of key money and other deferred incentive payments	375	—
Increase in due to related parties and affiliates	121	1,933
Net changes in other assets and liabilities	(193)	(1,505)
Net Cash Provided by Operating Activities	2,480	—

Cash Flows — Investing Activities
Acquisitions of hotels	(179,921)	—
Funds placed in escrow	(23,473)	—
Funds released from escrow	7,407	—
Deposits released for hotel investments	5,541	—
Capital expenditures	(5,122)	—
Net Cash Used in Investing Activities	(195,568)	—

Cash Flows — Financing Activities
Proceeds from issuance of shares, net of offering costs	149,761	—
Proceeds from mortgage financing	111,300	—
Proceeds from notes payable to affiliate	20,000	—
Repayment of notes payable to affiliate	(20,000)	—
Contributions from noncontrolling interests	4,000	300
Distributions paid	(1,846)	—
Deferred financing costs	(1,064)	—
Distributions to noncontrolling interests	(529)	—
Net Cash Provided by Financing Activities	261,622	300

Change in Cash During the Period
Net increase in cash	68,534	300
Cash, beginning of period	51,081	200
Cash, end of period	$119,615	$500

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2016 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

CAREY WATERMARK INVESTORS 2 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors 2 Incorporated, or CWI 2, together with its consolidated subsidiaries, is a publicly-owned, non-listed real estate investment trust, or REIT, formed as a Maryland corporation in May 2014 for the purpose of acquiring, owning, disposing of and, through our Advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties primarily in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI 2 OP, LP, or the Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings 2, LLC, or Carey Watermark Holdings 2, which is owned indirectly by W. P. Carey Inc., or WPC, holds a special general partner interest in the Operating Partnership.
We are managed by Carey Lodging Advisors, LLC, or our Advisor, an indirect subsidiary of WPC. Our Advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. The Subadvisor, CWA 2, LLC, a subsidiary of Watermark Capital Partners, provides services to our Advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, subject to the approval of our independent directors.

We held ownership interests in five hotels at March 31, 2016. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotel that we record as an equity investment, or our Unconsolidated Hotel, at March 31, 2016.

Public Offering

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1.4 billion of Class A shares, was declared effective by the SEC under the Securities Act of 1933, as amended, or the Securities Act. The Registration Statement also covered the offering of up to $600.0 million of Class A shares pursuant to our distribution reinvestment plan, or DRIP. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering and under our DRIP, which was declared effective by the SEC on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1.4 billion in the initial public offering and up to $600.0 million through our DRIP. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, or Carey Financial, an affiliate of our Advisor, and other selected dealers.

On May 15, 2015, aggregate subscription proceeds for our Class A and Class T common stock exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. From May 22, 2014, which we refer to as our Inception, through March 31, 2016, we raised offering proceeds of $166.5 million from our Class A common stock and $237.5 million from our Class T common stock. During the same period, we also raised $0.7 million and $0.9 million through our DRIP from our Class A and Class T common stock, respectively. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging-related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. We currently intend to sell shares through our initial public offering until March 31, 2017.

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States, or GAAP.

CWI 2 3/31/2016 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2015, which are included in our 2015 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

For purposes of determining the weighted-average number of shares of Class A and Class T common stock outstanding, amounts for the three months ended March 31, 2016 and 2015 have been adjusted to treat stock distributions declared and effective through the date of this Report as if they were outstanding as of January 1, 2015.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement can cause us to consider an entity a VIE. Limited partnerships and other similar entities which operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, at March 31, 2016, we considered three entities VIEs, two of which we consolidate and one of which we account for as an equity investment, and have reflected the assets and liabilities of these consolidated VIEs parenthetically on our consolidated balance sheets. As part of this assessment, we determined that two entities that were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosure. However, there was no change in determining whether or not we consolidate these entities as a result of the new guidance. We elected to retrospectively adopt ASU 2015-02, which resulted in changes to our VIE disclosures within the consolidated balance sheets. There were no other changes to our consolidated balance sheets or results of operations for the period presented.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

On January 1, 2016, we adopted ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) as described in the Recent Accounting Pronouncements section below. ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, we reclassified $0.8 million of deferred financing costs from Other assets to Non-recourse and limited-recourse debt, net as of December 31, 2015.

CWI 2 3/31/2016 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Refer to the discussion in the Basis of Consolidation section above.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset, and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015 and retrospective application is required. We adopted ASU 2015-03 on January 1, 2016 and have disclosed the reclassification of our debt issuance costs in the Reclassifications section above.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted and prospective application is required for adjustments that are identified after the effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015. The adoption and implementation of the standard did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in counterparty to a derivative contract in and of itself, does not require the dedesignation of a hedging relationship. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted and entities have the option of adopting this guidance on a prospective basis to new derivative contracts or on a modified retrospective basis. We elected to early adopt ASU 2-16-05 on January 1, 2016 on a prospective basis and there was no impact on our consolidated financial statements.

CWI 2 3/31/2016 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). ASU 2016-07 simplifies the transition to the equity method of accounting. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting will be applied prospectively from the date significant influence is obtained. The new standard should be applied prospectively for investments that qualify for the equity method of accounting in interim and annual periods beginning after December 15, 2016. Early adoption is permitted and we elected to early adopt this standard as of January 1, 2016. The adoption of this standard had no impact on our consolidated financial statements.

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

The following tables present a summary of fees we paid and expenses we reimbursed to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended March 31,
	2016	2015
Amounts Included in the Consolidated Statements of Operations
To our Advisor:
Acquisition fees	$4,674	$—
Asset management fees	771	—
Available Cash Distribution	529	—
Personnel and overhead reimbursements	445	29
Interest expense	18	—
Accretion of interest on annual distribution and shareholder servicing fee	14	—
	$6,451	$29

Other Transaction Fees Incurred to Our Advisor and Affiliates
Selling commissions and dealer manager fees	$9,896	$—
Organization and offering costs	1,037	69
	$10,933	$69

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	March 31, 2016	December 31, 2015
Amounts Due to Related Parties and Affiliates
To our Advisor:
Organization and offering costs	$601	$454
Reimbursable costs	399	215
Other	280	186
To Others:
Due to Carey Financial	7,228	2,598
Due to CWI 1	—	1,521
Other	—	11
	$8,508	$4,985

CWI 2 3/31/2016 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Acquisition Fees to our Advisor

Our Advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired, as defined in our advisory agreement described above. The total fees to be paid may not exceed 6% of the aggregate contract purchase price of all investments, as measured over a period specified in our advisory agreement.

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate average market value of our investments. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain described conditions in the advisory agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value, or NAV, per share for Class A shares (while before our NAV was published, we used our offering price for Class A shares of $10.00 per share). For the three months ended March 31, 2016, our Advisor elected to receive its fees in shares of our Class A common stock rather than in cash. For the three months ended March 31, 2016, $0.7 million in asset management fees were settled in shares of our common stock. There were no such fees during the three months ended March 31, 2015. At March 31, 2016, our Advisor owned 164,638 shares (1.0%) of our outstanding Class A common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements. During the three months ended March 31, 2016 and 2015, we had not paid any disposition fees or loan refinancing fees.

Notes Payable to WPC and Other Transactions with Affiliates

In April 2015, our board of directors and the board of directors of WPC approved unsecured loans to us and our affiliate, Carey Watermark Investors Incorporated, or CWI 1, another lodging fund advised by our Advisor, of up to an aggregate of $110.0 million, at an interest rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions, approved by our respective investment committees, that we might not otherwise have sufficient available funds to complete. As of December 31, 2015, CWI 1’s access to these unsecured loans was terminated, and as a result, the entire $110.0 million was available to be borrowed by us. Any such loans are solely at the discretion of WPC’s management. On January 20, 2016, we borrowed $20.0 million from WPC at London Interbank Offered Rate, or LIBOR, plus 1.1% with a maturity date of February 17, 2016, which we used to fund, in part, the acquisition of the Seattle Marriott Bellevue (Note 4). This loan was repaid in full on February 10, 2016 using proceeds from our initial public offering. The interest expense on this note payable to our affiliate is included in Interest expense on the consolidated statements of operations. At March 31, 2016, $110.0 million was available to be borrowed from WPC by us.
Organization and Offering Costs

Pursuant to our advisory agreement, we are liable for certain expenses related to our public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) limited to 4% of the gross proceeds from the offering if the gross proceeds are less than $500.0 million, 2% of the gross proceeds from the offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750.0 million or more. Through March 31, 2016, our Advisor incurred organization and offering costs on our behalf of approximately $5.7 million, all of which we were obligated to pay. Unpaid costs of $0.6 million were included in Due to affiliates in the consolidated financial statements at March 31, 2016.

During the offering period, costs incurred in connection with raising of capital are recorded as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred offering costs to stockholders’ equity. During the three months ended March 31, 2016, $1.3 million of deferred offering costs were charged to stockholders’ equity.

CWI 2 3/31/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Personnel and Overhead Reimbursements/Reimbursable Costs

Pursuant to the subadvisory agreement, after we reimburse our Advisor, it will subsequently reimburse the Subadvisor for personnel costs and other charges. The Subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, subject to the approval of our board of directors. In addition, pursuant to the advisory agreement, we reimburse our Advisor for the actual cost of personnel allocable to their time devoted to providing administrative services to us, as well as rent expense. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and are being settled in cash. We have also granted restricted stock units to employees of the Subadvisor pursuant to our 2016 Equity Incentive Plan.

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

Other Amounts Due to Advisor

At March 31, 2016, other amounts due to our Advisor primarily represent asset management fees payable.

Selling Commissions and Dealer Manager Fees

We have a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission, for the Class A and Class T common stock. Until we adjusted our offering prices in March 2016, Carey Financial received a selling commission of up to $0.70 and $0.19 per share sold and a dealer manager fee of up to $0.30 and $0.26 per share sold for the Class A and Class T common stock, respectively. After we adjusted our offering prices in March 2016, Carey Financial receives a selling commission of $0.82 and $0.22 and a dealer manager fee of $0.35 and $0.30 per share sold for the Class A and Class T common stock, respectively. The selling commissions are re-allowed and a portion of the dealer manager fees may be re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements.

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with our Class T common stock, which it may re-allow to selected dealers. The amount of the shareholder servicing fee is 1.0% of the amount of our NAV per Class T share (while before our NAV was published, the fee was 1.0% of the selling price per share for the Class T common stock in our initial public offering). The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee after the sixth anniversary of the end of the quarter in which the initial public offering terminates, and the fees may end sooner if the total underwriting compensation that is paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that sixth anniversary. During the three months ended March 31, 2016, $5.0 million of distribution and shareholder servicing fees were charged to stockholders’ equity. At March 31, 2016, the estimated liability for the present value of the future distribution and shareholder servicing fee payable to Carey Financial, which is included in Due to related parties and affiliates, with an offset to Additional paid-in capital, was $7.2 million.

Jointly-Owned Investments

At March 31, 2016, we owned interests in two jointly-owned investments with CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne, an Unconsolidated Hotel (Note 5).

CWI 2 3/31/2016 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Buildings	$443,515	$294,352
Land	67,400	47,900
Furniture, fixtures and equipment	28,263	16,496
Building and site improvements	886	815
Construction in progress	10,469	5,061
Hotels, at cost	550,533	364,624
Less: Accumulated depreciation	(9,174)	(5,359)
Net investments in hotels	$541,359	$359,265

2016 Acquisition

During the three months ended March 31, 2016, we acquired one hotel, which was considered to be a business combination. We refer to this investment as our 2016 Acquisition.

Seattle Marriott Bellevue

On January 22, 2016, we acquired a 95.4% interest in the Seattle Marriott Bellevue hotel from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities and noncontrolling interest, with a fair value totaling $175.9 million, as detailed in the table that follows.  The remaining 4.6% interest is retained by the original owner. The original owners’ contribution, which is held in a restricted cash account, was in the form of a $4.0 million Net Operating Interest, or NOI, Guarantee Reserve, which guarantees minimum predetermined NOI amounts to us over a period of approximately four years. The 384-room hotel is located in Bellevue, Washington. The hotel continues to be managed by HEI Hotels & Resorts. In connection with this acquisition, we expensed acquisition costs of $5.2 million (of which $4.8 million was expensed during the three months ended March 31, 2016 and $0.4 million was expensed during the year ended December 31, 2015), including acquisition fees of $4.7 million paid to our Advisor. We obtained a limited-recourse mortgage loan on the property of $100.0 million upon acquisition (Note 8). In addition, the equity portion of our investment was financed, in part, by a loan of $20.0 million from WPC, which was fully repaid in February 2016 (Note 3).

The following tables present a summary of assets acquired and liabilities assumed in this business combination, at the date of acquisition, and revenues and earnings thereon, since the respective date of acquisition through March 31, 2016 (in thousands):

Seattle Marriott Bellevue (a)
Acquisition Date	January 22, 2016
Cash consideration	$175,921
Assets acquired at fair value:
Building	$149,111
Land	19,500
Furniture, fixtures and equipment	11,600
Accounts receivable	176
Other assets	388
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(854)
Contribution from noncontrolling interest at fair value	(4,000)
Net assets acquired at fair value	$175,921

From Acquisition Date Through March 31, 2016
Revenues	$5,801
Income from operations before income taxes	$1,268
___________

CWI 2 3/31/2016 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

(a)
The purchase price was allocated to the assets acquired and liabilities assumed based upon their preliminary fair values. The information in this table is based on the current best estimates of management. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Accordingly, the fair value of these assets acquired and liabilities assumed are subject to change.

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if our acquisition of the Seattle Marriott Bellevue, and the new financing related to this acquisition, had occurred on July 14, 2015, the opening date of the acquired hotel. This transaction was accounted for as a business combination. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisition actually occurred on July 14, 2015, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Pro forma total revenues	$31,696	$—

Pro forma net income (loss)	$2,193	$(428)
Pro forma income attributable to noncontrolling interests	(1,655)	—
Pro forma net income (loss) attributable to CWI 2 stockholders	$538	$(428)

Pro forma income (loss) per Class A share:
Net income (loss) attributable to CWI 2 stockholders	$242	$(428)
Basic and diluted pro forma weighted-average shares outstanding	16,477,263	157,424
Basic and diluted pro forma income (loss) per share	$0.01	$(2.72)

Pro forma income per Class T share:
Net income attributable to CWI 2 stockholders	$296	$—
Basic and diluted pro forma weighted-average shares outstanding	21,063,401	—
Basic and diluted pro forma income per share	$0.01	$—

The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our initial public offering in order to raise the funds used for our 2016 Acquisition were issued on July 14, 2015. We assumed that we would have issued Class A shares to raise such funds. All acquisition costs for the hotel acquired during the three months ended March 31, 2016 are presented as if they were incurred on July 14, 2015.

Construction in Progress

At March 31, 2016 and December 31, 2015, construction in progress, recorded at cost, was $10.5 million and $5.1 million, respectively, and in each case related primarily to planned renovations at the Marriott Sawgrass Golf Resort & Spa (Note 9). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.1 million during the three months ended March 31, 2016. No such costs were capitalized during the three months ended March 31, 2015.

During the three months ended March 31, 2016, accrued capital expenditures increased by $0.5 million, representing non-cash investing activity.

CWI 2 3/31/2016 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Equity Investment in Real Estate

At March 31, 2016, we owned an equity interest in one Unconsolidated Hotel, together with CWI 1 and an unrelated third party. We do not control the venture that owns this hotel, but we exercise significant influence over it. We account for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interest in our equity investment in real estate and its carrying value. The carrying value of this venture is affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotel	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at March 31, 2016	Carrying Value at
								March 31, 2016	December 31, 2015
Ritz-Carlton Key Biscayne Venture (b) (c)	FL	458	19.3%	$37,559	5/29/2015	Resort	Planned Future	$38,000	$37,599
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

(b)
CWI 1 acquired a 47.4% interest in the venture on the same date.  The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 156 condo-hotel units that participate in the resort rental program. This investment is considered a VIE (Note 2).

(c)
We received cash distributions of $0.4 million from this investment during the three months ended March 31, 2016. At both March 31, 2016 and December 31, 2015, the unamortized basis differences on our equity investment were $1.8 million. Net amortization of the basis differences reduced the carrying value of our equity investment by less than $0.1 million for the three months ended March 31, 2016. No such amortization was recognized during the three months ended March 31, 2015.

The following table sets forth our share of equity in earnings from our Unconsolidated Hotel, which is based on the hypothetical liquidation at book value model as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Unconsolidated Hotel	2016	2015
Ritz-Carlton Key Biscayne Venture	$798	$—

No other-than-temporary impairment charges were recognized during either the three months ended March 31, 2016 or 2015.

Note 6. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments, including interest rate caps and swaps; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

CWI 2 3/31/2016 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Derivative Assets and Liabilities — Our derivative assets and liabilities are comprised of interest rate caps and swaps that were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market (Note 7).

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2016 or 2015. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse and limited-recourse debt, which we have classified as Level 3, had a carrying value of $318.2 million and $207.9 million at March 31, 2016 and December 31, 2015, respectively, and an estimated fair value of $320.7 million and $209.4 million at March 31, 2016 and December 31, 2015, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both March 31, 2016 and December 31, 2015.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Interest rate caps	Other assets	$8	$24	$—	$—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(1,173)	—
		$8	$24	$(1,173)	$—

CWI 2 3/31/2016 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both March 31, 2016 and December 31, 2015, no cash collateral had been posted nor received for any of our derivative positions.

We recognized an unrealized loss of $1.3 million in Other comprehensive loss on derivative in connection with our interest rate swap and caps during the three months ended March 31, 2016. No such loss was recognized during the three months ended March 31, 2015.

We reclassified $0.2 million of losses from Other comprehensive loss on derivatives into Interest expense during the three months ended March 31, 2016. No such losses were reclassified during the three months ended March 31, 2015.

Amounts reported in Other comprehensive loss related to our interest rate swap and caps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. At March 31, 2016, we estimated that $0.7 million will be reclassified as Interest expense during the next 12 months related to our interest rate swap and caps.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse and limited-recourse mortgage loans and, as a result, may enter into interest rate swap or cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The face amount on which the swaps are based is not exchanged. An interest rate cap limits the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at March 31, 2016 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	March 31, 2016
Interest rate caps	2	$120,000	$8
Interest rate swap	1	100,000	(1,173)
			$(1,165)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2016. At March 31, 2016, our total credit exposure and the maximum exposure to any single counterparty were both less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $1.2 million at March 31, 2016, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.3 million. We had no derivatives that were in a net liability position at December 31, 2015.

CWI 2 3/31/2016 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Debt

The following table presents the non-recourse and limited-recourse debt, net on our Consolidated Hotels (dollars in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	March 31, 2016	December 31, 2015
Courtyard Nashville Downtown (a) (b)	3.44%	Variable	5/2019	$41,546	$41,509
Marriott Sawgrass Golf Resort & Spa (a)	4.29%	Variable	11/2019	78,000	66,700
Seattle Marriott Bellevue (a) (b)	3.88%	Variable	1/2020	98,987	—
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	99,691	99,679
				$318,224	$207,888
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rate in effect at March 31, 2016 through the use of an interest rate cap or swap, when applicable.

(b)	These mortgage loans each have a one-year extension option, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met.

Financing Activity During 2016

In connection with our acquisition of the Seattle Marriott Bellevue hotel, we obtained a limited-recourse mortgage loan of $100.0 million, with a floating interest rate of LIBOR plus 2.7%, which has effectively been fixed at approximately 3.9% through an interest rate swap agreement. The loan is interest-only for 36 months and has a maturity date of January 22, 2020. We recognized $1.1 million of deferred financing costs related to this loan.

We drew down a total of $11.3 million on the Marriott Sawgrass Golf Resort & Spa mortgage loan for renovations at the hotel.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At March 31, 2016, we were in compliance with the applicable covenants for each of our mortgage loans.

CWI 2 3/31/2016 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder)	$—
2017	640
2018	960
2019	122,282
2020	99,773
Thereafter through 2022	96,345
320,000
Deferred financing costs (a)	(1,776)
Total	$318,224
___________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets to Non-recourse and limited-recourse debt, net, as of December 31, 2015 (Note 2).

Note 9. Commitments and Contingencies

At March 31, 2016, we were not involved in any litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Pursuant to our advisory agreement, we are liable for certain expenses related to our initial public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) limited to 4% of the gross proceeds from the offering if the gross proceeds are less than $500.0 million, 2% of the gross proceeds from the offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750.0 million or more. Through March 31, 2016, our Advisor incurred organization and offering costs on our behalf of approximately $5.7 million, all of which we were obligated to pay. Unpaid costs of $0.6 million were included in Due to affiliates in the consolidated financial statements at March 31, 2016.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels beyond our original investment.

At March 31, 2016, three hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that two will be completed during the second half of 2016 and one will be completed during the first half of 2017. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	March 31, 2016	December 31, 2015
Capital commitments	$27,100	$27,100
Less: paid	(9,202)	(4,390)
Unpaid commitments	17,898	22,710
Less: amounts in cash or restricted cash designated for renovations	(17,898)	(9,607)
Unfunded commitments	$—	$13,103

CWI 2 3/31/2016 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Loss Per Share and Equity

Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	14,398,254	$(1,497)	$(0.10)	157,424	$(428)	$(2.72)
Class T common stock	21,063,401	(2,204)	(0.10)	—	—	—
Net loss attributable to CWI 2 stockholders		$(3,701)			$(428)

The allocation of Net loss attributable to CWI 2 is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for each respective period. For the three months ended March 31, 2016, the allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of less than $0.1 million, which is only applicable to holders of Class T common stock (Note 3).

Distributions

During the first quarter of 2016, our board of directors declared daily distributions of $0.0016483 and $0.0013887 per share for our Class A and Class T common stock, respectively. The distributions are comprised of $0.0013736 and $0.0011291 payable in cash, respectively, and $0.0002747 and $0.0002596 payable in shares of our Class A and Class T common stock, respectively, to stockholders of record on each day of the quarter and were paid on April 15, 2016 in the aggregate amount of $3.9 million.

CWI 2 3/31/2016 10-Q – 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2015 Annual Report.

Business Overview

As described in more detail in Item 1 of the 2015 Annual Report, we are a publicly-owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through our Advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. At March 31, 2016, we held ownership interests in five hotels, with a total of 1,948 rooms.

As of March 31, 2016, we have raised a total of $404.0 million through our initial public offering, exclusive of DRIP. We intend to invest our proceeds in a diversified lodging portfolio, inclusive of full-service, select-service and resort hotels. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We may invest in hotels that then undergo significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Public Offering

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1.4 billion of Class A shares, was declared effective by the SEC under the Securities Act. The Registration Statement also covered the offering of up to $600.0 million of Class A shares under the DRIP. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering and under our DRIP, which was declared effective by the SEC on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1.4 billion in the initial public offering and up to $600.0 million through our DRIP. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and other selected dealers. Through April 30, 2016, we raised gross offering proceeds for our Class A common stock and Class T common stock of $172.6 million and $250.6 million, respectively. We currently intend to sell shares through our initial public offering until March 31, 2017.

We intend to use the net proceeds of the offering to continue to acquire, own and manage a portfolio of interests in lodging and lodging-related properties.

Acquisitions

During the three months ended March 31, 2016, we acquired an ownership interest in one Consolidated Hotel, with real estate and other hotel assets, net of assumed liabilities and noncontrolling interest, totaling $175.9 million (Note 4).

Financings

In connection with our acquisition of the Seattle Marriott Bellevue (Note 4), we obtained new limited-recourse mortgage financing of $100.0 million with a floating interest rate of LIBOR plus 2.7%, which has effectively been fixed at approximately 3.9% through an interest rate swap agreement, and a maturity date of January 22, 2020 (Note 8).

On January 20, 2016, we borrowed $20.0 million from WPC at LIBOR plus 1.1% with a maturity date of February 17, 2016, which we used to fund, in part, the acquisition of the Seattle Marriott Bellevue (Note 3). This loan was repaid in full on February 10, 2016 using proceeds from our initial public offering.

We drew down a total of $11.3 million on the Marriott Sawgrass Golf Resort & Spa mortgage loan for renovations at the hotel.

CWI 2 3/31/2016 10-Q – 22

Board of Directors Change

On April 5, 2016, our board of directors appointed Mark J. DeCesaris to serve as Chairman and a member of the board of directors. Mr. DeCesaris is chief executive officer and a director of WPC.

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended March 31,
	2016	2015
Hotel revenues	$30,852	$—
Acquisition-related expenses	4,866	167
Net loss attributable to CWI 2 stockholders	(3,701)	(428)

Cash distributions paid	1,846	—

Net cash provided by operating activities	2,480	—
Net cash used in investing activities	(195,568)	—
Net cash provided by financing activities	261,622	300

Supplemental Financial Measures: (a)
FFO attributable to CWI 2 stockholders	(370)	N/A
MFFO attributable to CWI 2 stockholders	4,466	N/A

Consolidated Hotel Operating Statistics
Occupancy	75.3%	N/A
ADR	$189.00	N/A
RevPAR	$142.25	N/A
___________

(a)
We consider the performance metrics listed above, including funds used in operations, or FFO and modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective years. We began operations in May 2014 and did not acquire our first hotel until April 2015. At March 31, 2016, we owned four Consolidated Hotels, one of which was acquired during the three months ended March 31, 2016.

CWI 2 3/31/2016 10-Q – 23

Portfolio Overview

Summarized Acquisition Data

The following table sets forth acquisition data and therefore excludes subsequent improvements and capitalized costs for our four Consolidated Hotels and one Unconsolidated Hotel. Amounts for our initial investment for our Consolidated Hotels represent the fair value of net assets acquired less the fair value of noncontrolling interests, exclusive of acquisition expenses and the fair value of any debt assumed, at time of acquisition. Amounts for our initial investment for our Unconsolidated Hotels represent purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition (dollars in thousands).

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at March 31, 2016
Consolidated Hotels
Marriott Sawgrass Golf Resort & Spa (a)	FL	511	50%	$24,764	4/1/2015	Resort	In progress
Courtyard Nashville Downtown	TN	192	100%	58,498	5/1/2015	Select-Service	In progress
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	168,809	11/4/2015	Full-Service	Planned future
Seattle Marriott Bellevue	WA	384	95.4%	175,921	1/22/2016	Full-service	None planned
		1,490		$427,992
Unconsolidated Hotel
Ritz-Carlton Key Biscayne (b)	FL	458	19.3%	$37,559	5/29/2015	Resort	Planned future

_________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

(b)
A 47.4% interest in this venture is owned by CWI 1. The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 156 condo-hotel units that participate in the resort rental program.

Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing the value in our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation.

In addition, we use other information that may not be financial in nature to evaluate the operating performance of our business, including statistical information, such as occupancy rate, average daily rates, or ADR, and revenue per available room, or RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, changes in regional and local labor markets, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

We acquired our first hotel during the second quarter of 2015 and therefore our results are not comparable period over period. Additionally, the comparability of our results period over period are significantly impacted by acquisition-related costs and fees, which are material one-time costs that are expensed as incurred, as well as the timing of renovation activity. We may invest in hotels that then undergo significant renovations. Generally, during the renovation period a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. We intend to utilize the capital from our initial public offering and mortgage and other indebtedness to fund our acquisitions, and in some instances, our renovations.

CWI 2 3/31/2016 10-Q – 24

The following table presents our comparative results of operations (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Hotel Revenues	$30,852	$—	$30,852

Hotel Expenses	23,962	—	23,962

Other Operating Expenses
Acquisition-related expenses	4,866	167	4,699
Corporate general and administrative expenses	1,014	261	753
Asset management fees to affiliate and other	917	—	917
	6,797	428	6,369

Operating Income (Loss)	93	(428)	521

Other Income and (Expenses)
Interest expense	(2,916)	—	(2,916)
Equity in earnings of equity method investment in real estate	798	—	798
Other income and (expenses)	9	—	9
	(2,109)	—	(2,109)

Loss from Operations Before Income Taxes	(2,016)	(428)	(1,588)
Provision for income taxes	(30)	—	(30)
Net Loss	(2,046)	(428)	(1,618)
Income attributable to noncontrolling interests	(1,655)	—	(1,655)
Net Loss Attributable to CWI 2 Stockholders	$(3,701)	$(428)	$(3,273)

Hotel Revenues

The following table sets forth revenues of our Consolidated Hotels for the three months ended March 31, 2016. We did not acquire our first Consolidated Hotel until the second quarter of 2015. In the year of acquisition, this information represents data from the hotel’s respective acquisition date through the period end (in thousands).

	Three Months Ended March 31, 2016
	Marriott Sawgrass Golf Resort & Spa	Courtyard Nashville Downtown	Embassy Suites by Hilton Denver-Downtown/Convention Center	Seattle Marriott Bellevue	Total
Hotel Revenues
Room	$6,119	$3,402	$4,474	$4,146	$18,141
Food and beverage	6,949	244	1,314	1,453	9,960
Other operating revenue	1,851	191	507	202	2,751
	$14,919	$3,837	$6,295	$5,801	$30,852

CWI 2 3/31/2016 10-Q – 25

Hotel Expenses

The following table sets forth expenses of our Consolidated Hotels for the three months ended March 31, 2016. We did not acquire our first Consolidated Hotel until the second quarter of 2015. In the year of acquisition, this information represents data from the hotel’s respective acquisition date through the period end (in thousands).

	Three Months Ended March 31, 2016
	Marriott Sawgrass Golf Resort & Spa	Courtyard Nashville Downtown	Embassy Suites by Hilton Denver-Downtown/Convention Center	Seattle Marriott Bellevue	Total
Hotel expenses	$11,971	$2,398	$5,059	$4,534	$23,962

Acquisition-Related Expenses

We immediately expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations.

For the three months ended March 31, 2016, acquisition-related expenses were $4.9 million and substantially related to our 2016 Acquisition.

Corporate General and Administrative Expenses

For the three months ended March 31, 2016 as compared to the same period in 2015, corporate general and administrative expenses increased by $0.8 million, primarily as a result of an increase in professional fees and reimbursements to our advisor for the cost of personnel and overhead expenses. Professional fees, which include legal, accounting and investor-related expenses incurred in the normal course of business, increased primarily as a result of an increase in the size of our hotel portfolio due to our 2015 Acquisitions and 2016 Acquisition.

Asset Management Fees to Affiliate and Other

Asset management fees to affiliate and other primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our Advisor (Note 3).

For the three months ended March 31, 2016, asset management fees to affiliate and other were $0.9 million. We settled all asset management fees for the three months ended March 31, 2016 in shares of our Class A common stock.

Interest Expense

For the three months ended March 31, 2016, interest expense was $2.9 million, primarily resulting from mortgage financing on our Consolidated Hotels (Note 8).

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

During the three months ended March 31, 2016, we recognized equity in earnings on the Ritz-Carlton Key Biscayne Venture of $0.8 million.

CWI 2 3/31/2016 10-Q – 26

Income Attributable to Noncontrolling Interests

During the three months ended March 31, 2016, we recognized income attributable to noncontrolling interests of $1.7 million, comprised of income attributable to the Marriott Sawgrass Golf Resort & Spa Venture of $1.2 million and an Available Cash Distribution of $0.5 million (Note 3).

Net Loss Attributable to CWI 2 Stockholders

For the three months ended March 31, 2016, the resulting net loss attributable to CWI 2 stockholders increased by $3.3 million as compared to the prior year period.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

For the three months ended March 31, 2016, MFFO was $4.5 million.

Liquidity and Capital Resources

Our principal demands for funds will be for the acquisition of lodging properties and the payment of acquisition-related expenses, operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded by our cash on hand, financings and the capital we raise in our initial public offering.

We expect to meet our short-term liquidity requirements through existing cash and escrow balances and cash flow generated from our hotels. We may also use short-term borrowings from our Advisor or its affiliates to fund acquisitions, at our Advisor’s discretion, as described below in Cash Resources. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties. We expect that cash flow from operations will be negatively impacted while we are acquiring hotels and undertaking renovations due to acquisition-related costs, renovation disruption and other administrative costs related to our regulatory reporting requirements specific to each acquisition. Once the proceeds from our initial public offering are fully invested and initial renovations are completed, we believe that our hotels will generate positive cash flow. However, until that occurs, it may be necessary to use offering proceeds to fund a portion of our operating activities and distributions. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through cash flow from our hotel portfolio and long-term borrowings.

We have raised aggregate gross proceeds in our initial public offering of approximately $423.2 million through April 30, 2016 detailed as follows (in thousands):

	Funds Raised
Period	Class A	Class T	Total
From Inception to June 30, 2015 (a)	$7,980	$8,983	$16,963
Q3 2015 (a)	32,849	42,646	75,495
Q4 2015 (a)	64,916	89,601	154,517
Q1 2016 (a)	60,724	96,300	157,024
April 2016 (b)	6,102	13,050	19,152
	$172,571	$250,580	$423,151
_________

(a)	The initial offering prices were $10.00 and $9.45 per share for our Class A and Class T shares of common stock, respectively.

(b)	We published our initial NAVs in March 2016 and subsequently adjusted our offering prices to $11.70 and $11.05 per share for our Class A and Class T shares of common stock, respectively.

CWI 2 3/31/2016 10-Q – 27

Sources and Uses of Cash During the Period

We expect to use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, including the level of sales of our shares through our initial public offering, the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the proceeds from our offering, we will generate sufficient cash from operations and from our equity method investment to meet our normal recurring short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the three months ended March 31, 2016, net cash provided by operating activities was $2.5 million. The net cash inflow during the three months ended March 31, 2016 primarily resulted from net cash flow from hotel operations generated by our 2016 Acquisition and 2015 Acquisitions, which more than offset acquisition-related expenses and other operating costs.

Investing Activities

During the three months ended March 31, 2016, we used cash totaling $179.9 million for our 2016 Acquisition (Note 4) and funded $5.1 million of capital expenditures for our Consolidated Hotels. We placed funds into and released funds from lender-held escrow accounts totaling $23.5 million and $7.4 million, respectively, for renovations, property taxes and insurance and released deposits for hotel investments totaling $5.5 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $261.6 million, primarily as a result of (i) $149.8 million in funds raised through the issuance of shares of our common stock in our initial public offering, net of issuance costs, (ii) mortgage financing obtained in connection with our acquisition of the Seattle Marriott Bellevue totaling $100.0 million, (iii) an $11.3 million total drawdown on the Marriott Sawgrass Golf Resort & Spa mortgage loan for renovations and (iv) contributions received from noncontrolling interests totaling $4.0 million, representing the noncontrolling interest in the Seattle Marriott Bellevue. During the three months ended March 31, 2016, we also received proceeds from a note payable to WPC aggregating $20.0 million that was used to fund the equity portion of our 2016 Acquisition (Note 3), which was repaid in full using offering proceeds during the period.

The inflows were partially offset by cash distributions paid to stockholders of $1.8 million, deferred financing costs of $1.1 million and distributions to noncontrolling interests totaling $0.5 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the three months ended March 31, 2016, we paid distributions to stockholders of $1.8 million, which were comprised of cash distributions of $0.7 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $1.1 million. From Inception through March 31, 2016, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders of $6.4 million, which were comprised of cash distributions of $2.4 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $4.0 million.

CWI 2 3/31/2016 10-Q – 28

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 0% and 9% of total distributions declared for the three months ended March 31, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our initial public offering.  Our distribution coverage using Cash flow from operations was approximately 63% and 48% of total distributions declared for the three months ended March 31, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering.  Until we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets with any remainder to be funded by the uninvested proceeds from our offering.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2016, we redeemed 2,985 shares and 404 shares of our Class A and Class T common stock, respectively, pursuant to our redemption plan, both at an average price per share of $10.00. During the three months ended March 31, 2016, we received one redemption request for Class A common stock and one redemption request for Class T common stock, which were satisfied during that period. We have fulfilled 100% of the valid redemption requests that we received during three months ended March 31, 2016. We funded all share redemptions during the three months ended March 31, 2016 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse and limited-recourse debt, net (dollars in thousands):

	March 31, 2016	December 31, 2015
Carrying Value
Fixed rate (a)	$99,691	$99,679
Variable rate (a):
Amount subject to interest rate cap, if applicable	119,546	108,209
Amount subject to interest rate swap	98,987	—
	218,533	108,209
	$318,224	$207,888
Percent of Total Debt
Fixed rate	31%	48%
Variable rate	69%	52%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.9%	3.9%
Variable rate (b)	3.9%	3.8%
_________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets to Non-recourse and limited-recourse debt, net as of December 31, 2015 (Note 2). Aggregate debt balance includes deferred financing costs totaling $1.8 million and $0.8 million as of March 31, 2016 and December 31, 2015, respectively.

(b)	The impact of our derivative instruments are reflected in the weighted-average interest rates.

CWI 2 3/31/2016 10-Q – 29

Cash Resources

At March 31, 2016, our cash resources consisted of cash totaling $119.6 million, of which $10.9 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

As of March 31, 2016, we were approved to borrow up to $110.0 million, in the aggregate, from WPC, at the sole discretion of the management of WPC, for the purpose of facilitating acquisitions approved by our investment committee (Note 3).

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

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at March 31, 2016, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse and limited-recourse debt — principal (a)	$320,000	$—	$2,661	$221,471	$95,868
Interest on borrowings (b)	54,986	11,814	23,830	12,911	6,431
Contractual capital commitments (c)	17,898	17,898	—	—	—
Due to Carey Financial (d)	7,228	2,419	4,809	—	—
Lease commitments (e)	362	75	150	137	—
Due to Advisor (f)	602	602	—	—	—
	$401,076	$32,808	$31,450	$234,519	$102,299
___________

(a)	Excludes deferred financing costs totaling $1.8 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.

(c)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(d)	Represents the estimated liability for the present value of the future distribution and shareholder servicing fee payable to Carey Financial (Note 3).

(e)	Lease commitments consist of our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities.

(f)	Represents amounts advanced by our Advisor for organization and offering costs subject to limitations under the advisory agreement (Note 3).

CWI 2 3/31/2016 10-Q – 30

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, which are non-GAAP measures defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO, and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, are provided below.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. It should be noted, however, the property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. While impairment charges are excluded from the calculation of FFO described above, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP measures FFO and MFFO and the adjustments to GAAP in calculating FFO and MFFO.

CWI 2 3/31/2016 10-Q – 31

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the conclusion of our initial public offering. Thus, we intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. This Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income, as applicable: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our equity in earnings of equity method investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings, where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

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

CWI 2 3/31/2016 10-Q – 32

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

FFO and MFFO were as follows (in thousands):

Three Months Ended March 31, 2016
Net loss attributable to CWI 2 stockholders	$(3,701)
Adjustments:
Depreciation and amortization of real property	3,827
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(496)
Total adjustments	3,331
FFO attributable to CWI 2 stockholders — as defined by NAREIT	(370)
Acquisition expenses (a)	4,866
Above-market parking garage lease amortization, net	(30)
Total adjustments	4,836
MFFO attributable to CWI 2 stockholders	$4,466
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

CWI 2 3/31/2016 10-Q – 33

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations. At March 31, 2016, we held ownership interests in four Consolidated Hotels and one Unconsolidated Hotel, and operate in the states of Colorado, Florida, Tennessee and Washington. Four of our hotels are operated under the Marriott brand and one under the Hilton brand. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 for each hotel’s revenues and expenses.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have attempted to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

At March 31, 2016, we estimated that the total fair value of our interest rate swap and caps, which are included in Accounts payable, accrued expenses and other and Other assets, respectively, in the consolidated financial statements, was in a net liability position of $1.2 million (Note 7).

At March 31, 2016, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. The annual interest rate on our fixed debt at March 31, 2016 was 3.9%. The contractual annual interest rates on our variable-rate debt at March 31, 2016 ranged from 3.4% to 4.3%. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at March 31, 2016 and excludes deferred financing costs (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$1,792	$1,863	$96,345	$100,000	$100,000
Variable-rate debt	$—	$640	$960	$120,490	$97,910	$—	$220,000	$220,705

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2016 by an aggregate increase of $9.7 million or an aggregate decrease of $13.0 million, respectively.

CWI 2 3/31/2016 10-Q – 34

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 2 3/31/2016 10-Q – 35

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2016, we issued 64,724 shares of Class A common stock to our Advisor as consideration for asset management fees. These shares were either issued at our most recently published NAV per share of $10.53 per share or, prior to the initial NAV being published, $10.00 per share, which is the price at which our shares of our Class A common stock were sold in our initial public offering prior to the NAV being published. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From Inception and through March 31, 2016, we have issued a total of 142,083 shares of our Class A common stock to our Advisor as consideration for asset management fees.

Use of Offering Proceeds

Our Registration Statement (File No. 333-196681) for our initial public offering was initially declared effective by the SEC on February 9, 2015 with respect to our Class A shares. On April 1, 2015, we filed an amended registration statement to include Class T shares in our initial public offering, which was declared effective by the SEC on April 13, 2015. The initial offering prices were $10.00 and $9.45 per share for our Class A and Class T shares of common stock, respectively. We published NAVs for each share class in March 2016 and subsequently adjusted our offering prices to $11.70 and $11.05 per share for our Class A and Class T shares of common stock, respectively. As of March 31, 2016, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class T	Total
Shares registered (a)	56,000,000	88,888,889	144,888,889
Aggregate price of offering amount registered (a)	$560,000	$840,000	$1,400,000
Shares sold (b)	16,791,730	25,140,222	41,931,952
Aggregated offering price of amount sold	$166,469	$237,530	$403,999
Direct or indirect payments to our Advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(11,086)	(6,053)	(17,139)
Direct or indirect payments to broker-dealers	(4,961)	(6,532)	(11,493)
Net offering proceeds to the issuer after deducting expenses	$150,422	$224,945	375,367
Purchases of real estate related assets, net of financing costs and contributions from noncontrolling interest			(173,517)
Repayment of note payable to affiliate			(122,447)
Proceeds from note payable to affiliate			122,447
Purchase of equity interest			(37,559)
Funds placed in escrow			(25,024)
Acquisition costs expensed			(17,999)
Cash distributions paid to stockholders			(1,890)
Working capital			237
Temporary investments in cash and cash equivalents			$119,615
___________

(a)
These amounts are based on the assumption that the shares sold in our initial public offering will be composed of 40% Class A common stock and 60% Class T common stock, which represents the approximate composition at March 31, 2016.

(b)	Excludes Class A shares issued to affiliates, including our Advisor, and Class A and Class T shares issued pursuant to our DRIP.

CWI 2 3/31/2016 10-Q – 36

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2016:

	Class A		Class T
2016 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January			—	—	N/A	N/A
February			—	—	N/A	N/A
March	2,985	$10.00	404	$10.00	N/A	N/A
Total	2,985		404
___________

(a)
Represents shares of our Class A and Class T common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions.

CWI 2 3/31/2016 10-Q – 37

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

10.1	Contribution Agreement, by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of September 15, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 28, 2016

10.2
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

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 2 3/31/2016 10-Q – 38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	May 12, 2016
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

CWI 2 3/31/2016 10-Q – 39

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

10.1	Contribution Agreement, by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of September 15, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 28, 2016

10.2
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

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 2 3/31/2016 10-Q – 40