Form 10-Q
period 2016-06-30
Carey Watermark Investors 2 Inc
filed 2016-08-12
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Registrant has 19,564,770 shares of Class A common stock, $0.001 par value, and 31,751,597 shares of Class T common stock, $0.001 par value, outstanding at August 5, 2016.

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

CWI 2 6/30/2016 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Investments in real estate:
Hotels, at cost	$611,767	$364,624
Accumulated depreciation	(13,316)	(5,359)
Net investments in hotels	598,451	359,265
Equity investment in real estate	38,817	37,599
Cash	151,253	51,081
Restricted cash	22,958	11,741
Accounts receivable	7,541	4,676
Other assets	21,360	14,617
Total assets	$840,380	$478,979
Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt, net	$352,768	$207,888
Due to related parties and affiliates	11,717	4,985
Accounts payable, accrued expenses and other liabilities	28,852	18,068
Distributions payable	5,565	1,846
Total liabilities	398,902	232,787
Commitments and contingencies (Note 9)
Equity:
CWI 2 stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 18,775,547 and 10,792,296 shares, respectively, issued and outstanding	19	11
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 29,888,623 and 14,983,012 shares, respectively, issued and outstanding	30	15
Additional paid-in capital	433,157	228,401
Distributions and accumulated losses	(27,831)	(15,109)
Accumulated other comprehensive loss	(1,886)	(94)
Total CWI 2 stockholders’ equity	403,489	213,224
Noncontrolling interests	37,989	32,968
Total equity	441,478	246,192
Total liabilities and equity	$840,380	$478,979

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2016 10-Q – 3

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Hotel Revenues
Rooms	$23,561	$9,649	$41,702	$9,649
Food and beverage	10,391	6,634	20,351	6,634
Other operating revenue	3,009	2,250	5,761	2,250
Total Hotel Revenues	36,961	18,533	67,814	18,533
Operating Expenses
Hotel Expenses
Rooms	3,954	1,808	7,385	1,808
Food and beverage	6,151	4,077	11,984	4,077
Other hotel operating expenses	1,476	1,129	2,722	1,129
Sales and marketing	3,301	1,444	6,001	1,444
General and administrative	2,632	1,272	5,096	1,272
Property taxes, insurance, rent and other	1,615	818	3,136	818
Repairs and maintenance	1,010	683	1,961	683
Utilities	990	643	1,900	643
Management fees	1,575	700	2,667	700
Depreciation and amortization	4,142	1,638	7,957	1,638
Total Hotel Expenses	26,846	14,212	50,809	14,212

Other Operating Expenses
Acquisition-related expenses	2,672	7,693	7,538	7,861
Corporate general and administrative expenses	1,344	601	2,358	862
Asset management fees to affiliate and other expenses	931	208	1,848	208
Total Other Operating Expenses	4,947	8,502	11,744	8,931
Operating Income (Loss)	5,168	(4,181)	5,261	(4,610)
Other Income and (Expenses)
Interest expense	(3,297)	(1,165)	(6,214)	(1,165)
Equity in earnings of equity method investment in real estate	817	330	1,615	330
Other income and (expenses)	13	(28)	23	(28)
Total Other Income and (Expenses)	(2,467)	(863)	(4,576)	(863)
Income (Loss) from Operations Before Income Taxes	2,701	(5,044)	685	(5,473)
Provision for income taxes	(717)	(99)	(747)	(99)
Net Income (Loss)	1,984	(5,143)	(62)	(5,572)
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $336, $0, $865, and $0, respectively)	(1,532)	(1,197)	(3,187)	(1,197)
Net Income (Loss) Attributable to CWI 2 Stockholders	$452	$(6,340)	$(3,249)	$(6,769)

Class A Common Stock
Net income (loss) attributable to CWI 2 Stockholders	$217	$(3,126)	$(1,253)	$(3,275)
Basic and diluted weighted-average shares outstanding	18,072,222	336,876	16,256,702	231,455
Basic and diluted income (loss) per share	$0.01	$(9.28)	$(0.08)	$(14.15)
Distributions Declared Per Share	$0.1644	$0.0775	$0.3144	$0.0775

Class T Common Stock
Net income (loss) attributable to CWI 2 Stockholders	$235	$(3,214)	$(1,996)	$(3,494)
Basic and diluted weighted-average shares outstanding	27,739,509	345,911	24,434,472	246,690
Basic and diluted income (loss) per share	$0.01	$(9.29)	$(0.08)	$(14.16)
Distributions Declared Per Share	$0.1381	$0.0653	$0.2645	$0.0653
See Notes to Consolidated Financial Statements.

CWI 2 6/30/2016 10-Q – 4

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income (Loss)	$1,984	$(5,143)	$(62)	$(5,572)
Other Comprehensive Loss
Unrealized loss on derivative instruments	(607)	(37)	(1,795)	(37)
Comprehensive Income (Loss)	1,377	(5,180)	(1,857)	(5,609)

Amounts Attributable to Noncontrolling Interests
Net income	(1,532)	(1,197)	(3,187)	(1,197)
Unrealized loss on derivative instruments	1	—	3	—
Comprehensive income attributable to noncontrolling interests	(1,531)	(1,197)	(3,184)	(1,197)
Comprehensive Loss Attributable to CWI 2 Stockholders	$(154)	$(6,377)	$(5,041)	$(6,806)

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2016 10-Q – 5

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2016 and 2015
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2016	10,792,296	$11	14,983,012	$15	$228,401	$(15,109)	$(94)	$213,224	$32,968	$246,192
Net (loss) income						(3,249)		(3,249)	3,187	(62)
Shares issued, net of offering costs	7,773,911	8	14,835,914	15	203,123			203,146		203,146
Shares issued to affiliates	144,374	—			1,511			1,511		1,511
Contributions from noncontrolling interests								—	4,000	4,000
Distributions to noncontrolling interests								—	(2,163)	(2,163)
Shares issued under share incentive plans	6,656	—			51			51		51
Stock-based compensation to directors	10,000	—			105			105		105
Stock dividends issued	51,302	—	70,102	—				—		—
Distributions declared ($0.3144 and $0.2645 per share to Class A and Class T, respectively)						(9,473)		(9,473)		(9,473)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments							(1,792)	(1,792)	(3)	(1,795)
Repurchase of shares	(2,992)	—	(405)	—	(34)			(34)		(34)
Balance at June 30, 2016	18,775,547	$19	29,888,623	$30	$433,157	$(27,831)	$(1,886)	$403,489	$37,989	$441,478

Balance at January 1, 2015	22,222	$—	—	$—	$200	$(108)	$—	$92	$—	$92
Net (loss) income						(6,769)		(6,769)	1,197	(5,572)
Shares issued, net of offering costs	801,920	1	951,436	1	15,729			15,731		15,731
Shares issued to affiliates	3,567	—			36			36		36
Contributions from noncontrolling interests								—	34,058	34,058
Stock-based compensation to directors	12,500	—			126			126		126
Distributions declared ($0.0775 and $0.0653 per share to Class A and Class T, respectively)						(46)		(46)		(46)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments							(37)	(37)		(37)
Balance at June 30, 2015	840,209	$1	951,436	$1	$16,091	$(6,923)	$(37)	$9,133	$35,255	$44,388

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2016 10-Q – 6

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows — Operating Activities
Net loss	$(62)	$(5,572)
Adjustments to net loss:
Depreciation and amortization	7,957	1,638
Asset management fees to affiliates settled in shares	1,612	204
Equity in earnings of equity method investment in real estate in excess of distributions received	(1,218)	(330)
Amortization of stock-based compensation	193	125
Amortization of deferred key money, deferred financing costs and other	118	(149)
Increase in due to related parties and affiliates	2,403	615
Net changes in other assets and liabilities	1,128	(358)
Receipt of key money and other deferred incentive payments	375	—
Net Cash Provided by (Used In) Operating Activities	12,506	(3,827)

Cash Flows — Investing Activities
Acquisitions of hotels	(234,812)	(117,020)
Funds placed in escrow	(35,856)	(6,033)
Funds released from escrow	22,554	432
Deposits for hotel investments	(12,681)	—
Capital expenditures	(8,393)	(1,973)
Deposits released for hotel investments	5,541	—
Purchase of equity interest	—	(37,559)
Net Cash Used in Investing Activities	(263,647)	(162,153)

Cash Flows — Financing Activities
Proceeds from issuance of shares, net of offering costs	212,516	15,003
Proceeds from mortgage financing	146,300	42,000
Proceeds from notes payable to affiliate	20,000	102,447
Repayment of notes payable to affiliate	(20,000)	—
Distributions paid	(5,754)	—
Contributions from noncontrolling interests	4,000	34,058
Distributions to noncontrolling interests	(2,163)	—
Deposits for mortgage financing	(1,835)	—
Deferred financing costs	(1,635)	(589)
Purchase of interest rate cap	(46)	(103)
Withholding on RSUs	(36)	—
Repurchase of shares	(34)	—
Net Cash Provided by Financing Activities	351,313	192,816

Change in Cash During the Period
Net increase in cash	100,172	26,836
Cash, beginning of period	51,081	200
Cash, end of period	$151,253	$27,036

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2016 10-Q – 7

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
We are managed by Carey Lodging Advisors, LLC, or our Advisor, an indirect subsidiary of WPC. Our Advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. CWA 2, LLC, a subsidiary of Watermark Capital Partners, or the Subadvisor, provides services to our Advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, subject to the approval of our independent directors.

We held ownership interests in six hotels at June 30, 2016. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotel that we record as an equity investment, or our Unconsolidated Hotel, at June 30, 2016.

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

On May 15, 2015, aggregate subscription proceeds for our Class A and Class T common stock exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. From May 22, 2014, which we refer to as our Inception, through June 30, 2016, we raised offering proceeds of $183.8 million from our Class A common stock and $286.5 million from our Class T common stock. During the same period, we also raised $1.7 million and $2.3 million through our DRIP from our Class A and Class T common stock, respectively. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging-related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. We currently intend to sell shares through our initial public offering until March 31, 2017.

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

CWI 2 6/30/2016 10-Q – 8

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

For purposes of determining the weighted-average number of shares of Class A and Class T common stock outstanding, amounts for the three and six months ended June 30, 2016 and 2015 have been adjusted to treat stock distributions declared and effective through the date of this Report as if they were outstanding as of January 1, 2015.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement can cause us to consider an entity a VIE. Limited partnerships and other similar entities which operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of this change in guidance, we determined that two entities that were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosure. However, there was no change in determining whether or not we consolidate these entities as a result of the new guidance. We elected to retrospectively adopt ASU 2015-02, which resulted in changes to our VIE disclosures within the consolidated balance sheets. There were no other changes to our consolidated balance sheets or results of operations for the period presented.

CWI 2 6/30/2016 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2016, we considered three entities to be VIEs, two of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2016	December 31, 2015
Net investments in real estate	$314,918	$129,778
Total assets	345,184	143,131

Non-recourse and limited-recourse debt, net	$177,054	$66,700
Total liabilities	196,046	77,860

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

CWI 2 6/30/2016 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

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

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in counterparty to a derivative contract in and of itself, does not require the dedesignation of a hedging relationship. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted and entities have the option of adopting this guidance on a prospective basis to new derivative contracts or on a modified retrospective basis. We elected to early adopt ASU 2016-05 on January 1, 2016 on a prospective basis and there was no impact on our consolidated financial statements.

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

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our Advisor to perform certain services for us under a fee arrangement, including managing our overall business and our offering; the identification, evaluation, negotiation, purchase and disposition of lodging and lodging-related properties; and the performance of certain administrative duties. The advisory agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor also has a subadvisory agreement with the Subadvisor, whereby our Advisor pays 25% of the fees that it earns under the advisory agreement and Available Cash Distributions and 30% of the subordinated incentive distributions to the Subadvisor and the Subadvisor provides certain services to us, as discussed below.

CWI 2 6/30/2016 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid; expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amounts Included in the Consolidated Statements of Operations
To our Advisor:
Acquisition fees	$1,488	$1,742	$6,161	$1,742
Asset management fees	840	204	1,612	204
Personnel and overhead reimbursements	743	187	1,188	216
Available Cash Distribution	336	—	865	—
Accretion of interest on annual distribution and shareholder servicing fee	98	—	111	—
Interest expense	—	259	18	259
To CWI 1:
Acquisition fee to CWI 1	—	3,411	—	3,411
	$3,505	$5,803	$9,955	$5,832

Other Transaction Fees Incurred to Our Advisor and Affiliates
Selling commissions and dealer manager fees	$3,965	$1,186	$13,861	$1,186
Annual distribution and shareholder servicing fee	1,754	—	6,786	—
Organization and offering costs	870	502	1,907	571
Capitalized acquisition fees for equity method investment	—	1,862	—	1,862
	$6,589	$3,550	$22,554	$3,619

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	June 30, 2016	December 31, 2015
Amounts Due to Related Parties and Affiliates
To our Advisor:
Other	$1,768	$186
Reimbursable costs	772	215
Organization and offering costs	497	454
To Others:
Due to Carey Financial (Annual distribution and shareholder servicing fee)	8,582	2,407
Due to Carey Financial (Other)	74	191
Due to CWI 1	20	1,521
Other	4	11
	$11,717	$4,985

Acquisition Fees to our Advisor

Our Advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired, as defined in our advisory agreement described above. The total fees to be paid may not exceed 6% of the aggregate contract purchase price of all investments, as measured over a period specified in our advisory agreement.

CWI 2 6/30/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate average market value of our investments. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain described conditions in the advisory agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value, or NAV, per share for Class A shares (while before our initial NAV was published in March 2016, we used our offering price for Class A shares of $10.00 per share). For the three and six months ended June 30, 2016 and 2015, our Advisor elected to receive its fees in shares of our Class A common stock rather than in cash. For the six months ended June 30, 2016 and 2015, $1.5 million and less than $0.1 million, respectively, in asset management fees were settled in shares of our common stock. At June 30, 2016, our Advisor owned 244,564 shares (1.3%) of our outstanding Class A common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements. During the three and six months ended June 30, 2016 and 2015, we had not paid any disposition fees or loan refinancing fees.

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

Personnel and Overhead Reimbursements/Reimbursable Costs

Pursuant to the subadvisory agreement, after we reimburse our Advisor, it will subsequently reimburse the Subadvisor for personnel costs and other charges. The Subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, subject to the approval of our board of directors. In addition, pursuant to the advisory agreement, we reimburse our Advisor for the actual cost of personnel allocable to their time devoted to providing administrative services to us, as well as rent expense. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and are being settled in cash. We have also granted restricted stock units, or RSUs, to employees of the Subadvisor pursuant to our 2016 Equity Incentive Plan.

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

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with our Class T common stock, which it may re-allow to selected dealers. The amount of the shareholder servicing fee is 1.0% of the amount of our NAV per Class T share (while before our NAV was published, the fee was 1.0% of the selling price per share for the Class T common stock in our initial public offering). The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee after the sixth anniversary of the end of the quarter in which the initial public offering terminates, and the fees may end sooner if the total underwriting compensation that is paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that sixth anniversary. During the six months ended June 30, 2016, $6.8 million of distribution and shareholder servicing fees were charged to stockholders’ equity.

CWI 2 6/30/2016 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Notes Payable to WPC and Other Transactions with Affiliates

In April 2015, our board of directors and the board of directors of WPC approved unsecured loans to us and our affiliate, Carey Watermark Investors Incorporated, or CWI 1, another lodging fund advised by our Advisor, of up to an aggregate of $110.0 million, at an interest rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions, approved by our respective investment committees, that we might not otherwise have sufficient available funds to complete. As of December 31, 2015, CWI 1’s access to these unsecured loans was terminated by WPC, and as a result, the entire $110.0 million became available to be borrowed by us. Any such loans are solely at the discretion of WPC’s management. On January 20, 2016, we borrowed $20.0 million from WPC at the London Interbank Offered Rate, or LIBOR, plus 1.1% with a maturity date of February 17, 2016, which we used to fund, in part, the acquisition of the Seattle Marriott Bellevue (Note 4). This loan was repaid in full on February 10, 2016 using proceeds from our initial public offering. The interest expense on this note payable to our affiliate is included in Interest expense on the consolidated statements of operations. At June 30, 2016, $110.0 million was available to be borrowed from WPC by us.
Organization and Offering Costs

Pursuant to our advisory agreement, we are liable for certain expenses related to our public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) limited to 4% of the gross proceeds from the offering if the gross proceeds are less than $500.0 million, 2% of the gross proceeds from the offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750.0 million or more. Through June 30, 2016, our Advisor incurred organization and offering costs on our behalf of approximately $6.6 million, all of which we were obligated to pay. Unpaid costs of $0.5 million were included in Due to affiliates in the consolidated financial statements at June 30, 2016.

During the offering period, costs incurred in connection with raising of capital are recorded as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred offering costs to stockholders’ equity. During the six months ended June 30, 2016, $3.0 million of deferred offering costs were charged to stockholders’ equity.

Other Amounts Due to Our Advisor

At June 30, 2016, other amounts due to our Advisor primarily represented acquisition fees of $1.5 million payable with regard to the acquisition of Le Méridien Arlington on June 28, 2016, which was paid in the third quarter of 2016.

Jointly-Owned Investments

At June 30, 2016, we owned interests in two jointly-owned investments with CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne, an Unconsolidated Hotel (Note 5).

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Buildings	$486,306	$294,352
Land	76,567	47,900
Furniture, fixtures and equipment	32,904	16,496
Building and site improvements	1,002	815
Construction in progress	14,988	5,061
Hotels, at cost	611,767	364,624
Less: Accumulated depreciation	(13,316)	(5,359)
Net investments in hotels	$598,451	$359,265

CWI 2 6/30/2016 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

2016 Acquisitions

During the six months ended June 30, 2016, we acquired two hotels, which were considered to be business combinations. We refer to these investments as our 2016 Acquisitions.

Seattle Marriott Bellevue

On January 22, 2016, we acquired a 95.4% interest in the Seattle Marriott Bellevue hotel from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities and noncontrolling interest, with a fair value totaling $175.9 million, as detailed in the table that follows.  The remaining 4.6% interest is retained by the original owner. The original owners’ contribution, which is held in a restricted cash account, was in the form of a $4.0 million Net Operating Interest, or NOI, Guarantee Reserve, which guarantees minimum predetermined NOI amounts to us over a period of approximately four years. The 384-room full-service hotel is located in Bellevue, Washington. The hotel continues to be managed by HEI Hotels & Resorts. In connection with this acquisition, we expensed acquisition costs of $5.3 million (of which $4.9 million was expensed during the six months ended June 30, 2016 and $0.4 million was expensed during the year ended December 31, 2015), including acquisition fees of $4.7 million paid to our Advisor. We obtained a limited-recourse mortgage loan on the property of $100.0 million upon acquisition (Note 8). In addition, the equity portion of our investment was financed, in part, by a loan of $20.0 million from WPC, which was fully repaid in February 2016 (Note 3).

Le Méridien Arlington

On June 28, 2016, we acquired a 100% interest in the Le Méridien Arlington from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities and noncontrolling interest, with a fair value totaling $54.9 million, as detailed in the table that follows. The 154-room, full-service hotel is located in Rosslyn, Virginia. The hotel continues to be managed by HEI Hotels & Resorts. In connection with this acquisition, we expensed acquisition costs of $2.0 million during the six months ended June 30, 2016, including acquisition fees of $1.5 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $35.0 million upon acquisition (Note 8).

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, at the dates of acquisition, and revenues and earnings thereon, since the respective date of acquisition through June 30, 2016 (in thousands):

	Seattle Marriott Bellevue (a)	Le Méridien Arlington (a)
Acquisition Date	January 22, 2016	June 28, 2016
Cash consideration	$175,921	$54,891
Assets acquired at fair value:
Building	$149,111	$42,791
Land	19,500	9,167
Furniture, fixtures and equipment	11,600	4,567
Accounts receivable	176	41
Other assets	388	290
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(854)	(1,965)
Contribution from noncontrolling interest at fair value	(4,000)	—
Net assets acquired at fair value	$175,921	$54,891

	From Acquisition Dates Through June 30, 2016
Revenues	$13,963	$110
Income from operations before income taxes	$3,280	$23
___________

(a)
The purchase price was allocated to the assets acquired and liabilities assumed based upon their preliminary fair values. The information in this table is based on the current best estimates of management. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Accordingly, the fair value of these assets acquired and liabilities assumed is subject to change.

CWI 2 6/30/2016 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if our acquisition of the Seattle Marriott Bellevue, and the new financing related to this acquisition, had occurred on July 14, 2015, the opening date of the acquired hotel and as if our acquisition of the Le Méridien Arlington, and the new financing related to this acquisition, had occurred on January 1, 2015. These transactions were accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on the dates listed above, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma total revenues	$40,607	$23,681	$75,060	$42,420

Pro forma net income	$4,614	$3,573	$7,072	$2,327
Pro forma income attributable to noncontrolling interests	(1,532)	(1,197)	(3,187)	(1,900)
Pro forma net income attributable to CWI 2 stockholders	$3,082	$2,376	$3,885	$427

Pro forma income per Class A share:
Net income attributable to CWI 2 stockholders	$1,347	$2,117	$1,782	$395
Basic and diluted pro forma weighted-average shares outstanding	20,391,733	2,786,748	19,658,405	2,681,327
Basic and diluted pro forma income per share	$0.07	$0.76	$0.09	$0.15

Pro forma income per Class T share:
Net income attributable to CWI 2 stockholders	$1,735	$259	$2,103	$32
Basic and diluted pro forma weighted-average shares outstanding	27,739,509	345,911	24,434,472	246,690
Basic and diluted pro forma income per share	$0.06	$0.75	$0.09	$0.13

The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our initial public offering in order to raise the funds used for our acquisitions of the Seattle Marriott Bellevue and Le Méridien Arlington were issued on July 14, 2015 and January 1, 2015, respectively. We assumed that we would have issued Class A shares to raise such funds. All acquisition costs for the Seattle Marriott Bellevue and Le Méridien Arlington are presented as if they were incurred on July 14, 2015 and January 1, 2015, respectively.

Construction in Progress

At June 30, 2016 and December 31, 2015, construction in progress, recorded at cost, was $15.0 million and $5.1 million, respectively, and in each case related primarily to planned renovations at the Marriott Sawgrass Golf Resort & Spa (Note 9). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.1 million and $0.2 million during the three and six months ended June 30, 2016, respectively. No such costs were capitalized during the three and six months ended June 30, 2015.

During the six months ended June 30, 2016 and 2015, accrued capital expenditures increased by $1.9 million and $0.3 million, respectively, representing non-cash investing activity.

CWI 2 6/30/2016 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Equity Investment in Real Estate

At June 30, 2016, we owned an equity interest in one Unconsolidated Hotel, together with CWI 1 and an unrelated third party. We do not control the venture that owns this hotel, but we exercise significant influence over it. We account for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interest in our equity investment in real estate and its carrying value. The carrying value of this venture is affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotel	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at June 30, 2016	Carrying Value at
								June 30, 2016	December 31, 2015
Ritz-Carlton Key Biscayne Venture (b) (c)	FL	458	19.3%	$37,559	5/29/2015	Resort	Planned Future	$38,817	$37,599
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

(b)
CWI 1 acquired a 47.4% interest in the venture on the same date.  The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 156 condo-hotel units that participate in the resort rental program. This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

(c)
We received cash distributions of $0.4 million from this investment during the six months ended June 30, 2016. No cash distributions were received during the three months ended June 30, 2016. At both June 30, 2016 and December 31, 2015, the unamortized basis differences on our equity investment were $1.8 million. Net amortization of the basis differences reduced the carrying value of our equity investment by less than $0.1 million for both the three and six months ended June 30, 2016 and 2015.

The following table sets forth our share of equity in earnings from our Unconsolidated Hotel, which is based on the hypothetical liquidation at book value model as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Unconsolidated Hotel	2016	2015	2016	2015
Ritz-Carlton Key Biscayne Venture	$817	$330	$1,615	$330

No other-than-temporary impairment charges were recognized during either the three or six months ended June 30, 2016 and 2015.

CWI 2 6/30/2016 10-Q – 17

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three and six months ended June 30, 2016 or 2015. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse and limited-recourse debt, which we have classified as Level 3, had a carrying value of $352.8 million and $207.9 million at June 30, 2016 and December 31, 2015, respectively, and an estimated fair value of $356.1 million and $209.4 million at June 30, 2016 and December 31, 2015, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both June 30, 2016 and December 31, 2015.

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

CWI 2 6/30/2016 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Interest rate caps	Other assets	$39	$24	$—	$—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(1,766)	—
		$39	$24	$(1,766)	$—

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both June 30, 2016 and December 31, 2015, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $0.8 million and less than $0.1 million in Other comprehensive loss on derivatives in connection with our interest rate swap and caps during the three months ended June 30, 2016 and 2015, respectively, and losses of $2.1 million and less than $0.1 million during the six months ended June 30, 2016 and 2015, respectively.

We reclassified $0.2 million and $0.4 million of losses from Other comprehensive loss on derivatives into Interest expense during the three and six months ended June 30, 2016, respectively. No such losses were reclassified during the three or six months ended June 30, 2015.

Amounts reported in Other comprehensive loss related to our interest rate swap and caps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. At June 30, 2016, we estimated that $0.8 million will be reclassified as Interest expense during the next 12 months related to our interest rate swap and caps.

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

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at June 30, 2016 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	June 30, 2016
Interest rate caps	3	$155,000	$39
Interest rate swap	1	100,000	(1,766)
			$(1,727)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2016. At June 30, 2016, our total credit exposure and the maximum exposure to any single counterparty were both less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $1.8 million at June 30, 2016, which included accrued interest and any

CWI 2 6/30/2016 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.0 million. We had no derivatives that were in a net liability position at December 31, 2015.

Note 8. Debt

The following table presents the non-recourse and limited-recourse debt, net on our Consolidated Hotels (dollars in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	June 30, 2016	December 31, 2015
Courtyard Nashville Downtown (a) (b)	3.47%	Variable	5/2019	$41,583	$41,509
Marriott Sawgrass Golf Resort & Spa (a)	4.31%	Variable	11/2019	78,000	66,700
Seattle Marriott Bellevue (a) (b)	3.88%	Variable	1/2020	99,054	—
Le Méridien Arlington (a) (b)	3.19%	Variable	6/2020	34,430	—
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	99,701	99,679
				$352,768	$207,888
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rate range presented for these mortgage loans reflect the rates in effect at June 30, 2016 through the use of an interest rate cap or swap, when applicable.

(b)	These mortgage loans each have a one-year extension option, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then retain all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met.

Financing Activity During 2016

In connection with our acquisition of the Seattle Marriott Bellevue hotel, we obtained a limited-recourse mortgage loan of $100.0 million, with a floating annual interest rate of LIBOR plus 2.7%, which has effectively been fixed at approximately 3.9% through an interest rate swap agreement. The mortgage loan is limited-recourse up to a maximum of $15.0 million and terminates upon satisfaction of certain conditions as described in the loan agreement. The loan is interest-only for 36 months and has a maturity date of January 22, 2020. We recognized $1.1 million of deferred financing costs related to this loan.

In connection with our acquisition of the Le Méridien Arlington, we obtained a non-recourse mortgage loan of $35.0 million, with a floating annual interest rate of LIBOR plus 2.8%, which is subject to an interest rate cap. The loan is interest-only for 36 months and has a maturity date of June 28, 2020. We recognized $0.6 million of deferred financing costs related to this loan.

We drew down a total of $11.3 million on the Marriott Sawgrass Golf Resort & Spa mortgage loan for renovations at the hotel.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At June 30, 2016, we were in compliance with the applicable covenants for each of our mortgage loans.

CWI 2 6/30/2016 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder)	$—
2017	640
2018	960
2019	122,457
2020	134,598
Thereafter through 2022	96,345
355,000
Deferred financing costs (a)	(2,232)
Total	$352,768
___________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets to Non-recourse and limited-recourse debt, net, as of December 31, 2015 (Note 2).

Note 9. Commitments and Contingencies

At June 30, 2016, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Pursuant to our advisory agreement, we are liable for certain expenses related to our initial public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) limited to 4% of the gross proceeds from the offering if the gross proceeds are less than $500.0 million, 2% of the gross proceeds from the offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750.0 million or more. Through June 30, 2016, our Advisor incurred organization and offering costs on our behalf of approximately $6.6 million, all of which we were obligated to pay. Unpaid costs of $0.5 million were included in Due to affiliates in the consolidated financial statements at June 30, 2016.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels beyond our original investment.

At June 30, 2016, three hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that one will be completed during the second half of 2016 and two will be completed during the first half of 2017. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	June 30, 2016	December 31, 2015
Capital commitments	$33,327	$27,100
Less: paid	(11,519)	(4,390)
Unpaid commitments	21,808	22,710
Less: amounts in cash or restricted cash designated for renovations	(18,995)	(9,607)
Unfunded commitments	$2,813	$13,103

CWI 2 6/30/2016 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Loss Per Share and Equity

Income (Loss) Per Share

The following table presents income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	18,072,222	$217	$0.01	336,876	$(3,126)	$(9.28)
Class T common stock	27,739,509	235	0.01	345,911	(3,214)	(9.29)
Net income (loss) attributable to CWI 2 stockholders		$452			$(6,340)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	16,256,702	$(1,253)	$(0.08)	231,455	$(3,275)	$(14.15)
Class T common stock	24,434,472	(1,996)	(0.08)	246,690	(3,494)	(14.16)
Net loss attributable to CWI 2 stockholders		$(3,249)			$(6,769)

The allocation of Net income (loss) attributable to CWI 2 is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for each respective period. For both the three and six months ended June 30, 2016, the allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.1 million, which is only applicable to holders of Class T common stock. For both the three and six months ended June 30, 2015, the allocation for the Class A common stock excludes a shareholder servicing fee of less than $0.1 million, which is only applicable to holders of Class T common stock (Note 3).

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30,
Gains and Losses on Derivative Instruments	2016	2015
Beginning balance	$(1,281)	$—
Other comprehensive loss before reclassifications	(805)	(37)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	199	—
Total	199	—
Net current period other comprehensive loss	(606)	(37)
Net current period other comprehensive gain attributable to noncontrolling interests	1	—
Ending balance	$(1,886)	$(37)

CWI 2 6/30/2016 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
Gains and Losses on Derivative Instruments	2016	2015
Beginning balance	$(94)	$—
Other comprehensive loss before reclassifications	(2,149)	(37)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	354	—
Total	354	—
Net current period other comprehensive loss	(1,795)	(37)
Net current period other comprehensive gain attributable to noncontrolling interests	3	—
Ending balance	$(1,886)	$(37)

Share-Based Payments

2015 Equity Incentive Plan

We maintain the 2015 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the Subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2015 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 2,000,000 shares may be granted under this plan, of which 1,904,990 shares remained available for future grants at June 30, 2016. During the six months ended June 30, 2016 and 2015, we granted 42,260 RSUs and 30,250 RSUs, respectively, all of which were awarded in the second quarter of the year to employees of the Subadvisor and are scheduled to vest over approximately three years, subject to continued employment.

Shares Granted to Directors

During both the three and six months ended June 30, 2016 and 2015, we issued 10,000 shares and 12,500 shares, respectively, of Class A common stock to our independent directors, at $10.53 and $10.00 per share, respectively, as part of their director compensation.

We recognized stock-based compensation expense related to the awards of RSUs to employees of the Subadvisor and shares issued to our directors totaling $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense is included within Corporate general and administrative expenses in the consolidated financial statements.

The awards to employees of the Subadvisor had a weighted-average remaining contractual term of 2.5 years at June 30, 2016. At June 30, 2016, we had 62,427 nonvested RSUs outstanding, and we currently expect to recognize stock-based compensation expense totaling approximately $0.2 million over the remaining vesting period. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of this plan.

Distributions

During the second quarter of 2016, our board of directors declared per share distributions at a rate of $0.0018070 and $0.0015177 per day for our Class A and Class T common stock, respectively. The distributions are comprised of $0.0015178 and $0.0012285 payable in cash, respectively, and $0.0002892 and $0.0002892 payable in shares of our Class A and Class T common stock, respectively, to stockholders of record on each day of the quarter and were paid on July 15, 2016 in the aggregate amount of $5.6 million.

For the six months ended June 30, 2016, our board of directors declared distributions of $9.5 million, including distributions of $3.9 million declared during the three months ended March 31, 2016. We paid distributions of $5.8 million during the six months ended June 30, 2016, comprised of distributions declared during the three months ended March 31, 2016 and the three months ended December 31, 2015 of $3.9 million and $1.9 million, respectively.

CWI 2 6/30/2016 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Subsequent Event

On July 13, 2016, we acquired a 100% interest in the San Jose Marriott, from an unaffiliated third party for a contractual purchase price of $154.0 million and obtained a non-recourse mortgage loan of $88.0 million. The 510-room full-service hotel is located in San Jose, California. The hotel will continue to be managed by Marriott International, Inc.

On July 21, 2016, we acquired a 100% interest in the San Diego Marriott La Jolla, from an unaffiliated third party for a contractual purchase price of $137.0 million and obtained a non-recourse mortgage loan of $85.0 million. The 372-room full-service hotel is located in La Jolla, California. The hotel will continue to be managed by HEI Hotels & Resorts.

It was not practicable to disclose the preliminary purchase price allocations or consolidated pro forma financial information for these acquisitions given the short period of time between the acquisition dates and the issuance of this Report.

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

Business Overview

As described in more detail in Item 1 of the 2015 Annual Report, we are a publicly-owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through our Advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. At June 30, 2016, we held ownership interests in six hotels, with a total of 2,102 rooms.

As of June 30, 2016, we have raised a total of $470.3 million through our initial public offering, exclusive of DRIP. We intend to invest our proceeds in a diversified lodging portfolio, inclusive of full-service, select-service and resort hotels. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We may invest in hotels that then undergo significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Public Offering

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1.4 billion of Class A shares, was declared effective by the SEC under the Securities Act. The Registration Statement also covered the offering of up to $600.0 million of Class A shares under the DRIP. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering and under our DRIP, which was declared effective by the SEC on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1.4 billion in the initial public offering and up to $600.0 million through our DRIP. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and other selected dealers. Through July 31, 2016, we raised gross offering proceeds for our Class A common stock and Class T common stock of $189.1 million and $300.3 million, respectively. We currently intend to sell shares through our initial public offering until March 31, 2017.

We intend to use the net proceeds of the offering to continue to acquire, own and manage a portfolio of interests in lodging and lodging-related properties.

Acquisitions

During the six months ended June 30, 2016, we acquired ownership interests in two Consolidated Hotels, with real estate and other hotel assets, net of assumed liabilities and noncontrolling interest, totaling $230.8 million (Note 4).

CWI 2 6/30/2016 10-Q – 24

Financings

In connection with our 2016 Acquisitions (Note 4), we obtained non-recourse and limited-recourse mortgage financing totaling $135.0 million, with a weighted-average annual interest rate of 3.7% and term of 4.0 years (Note 8).

On January 20, 2016, we borrowed $20.0 million from WPC at LIBOR plus 1.1% with a maturity date of February 17, 2016, which we used to fund, in part, the acquisition of the Seattle Marriott Bellevue (Note 3). This loan was repaid in full on February 10, 2016 using proceeds from our initial public offering.

We drew down a total of $11.3 million on the Marriott Sawgrass Golf Resort & Spa mortgage loan for renovations at the hotel.

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Hotel revenues	$36,961	$18,533	$67,814	$18,533
Acquisition-related expenses	2,672	7,693	7,538	7,861
Net income (loss) attributable to CWI 2 stockholders	452	(6,340)	(3,249)	(6,769)

Cash distributions paid	3,908	—	5,754	—

Net cash provided by (used in) operating activities			12,506	(3,827)
Net cash used in investing activities			(263,647)	(162,153)
Net cash provided by financing activities			351,313	192,816

Supplemental Financial Measures: (a)
FFO attributable to CWI 2 stockholders	4,326	(5,386)	3,956	(5,815)
MFFO attributable to CWI 2 stockholders	6,968	2,367	11,435	2,106

Consolidated Hotel Operating Statistics
Occupancy	80.5%	82.7%	78.0%	82.7%
ADR	$215.12	$200.35	$202.92	$200.35
RevPAR	$173.17	$165.76	158.21	$165.76
___________

(a)
We consider the performance metrics listed above, including funds used in operations, or FFO; and modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective years. We began operations in May 2014 and did not acquire our first hotel until April 2015. At June 30, 2016, we owned five Consolidated Hotels, two of which were acquired during the six months ended June 30, 2016. At June 30, 2015, we owned two Consolidated Hotels, both of which were acquired during the three months ended June 30, 2015.

CWI 2 6/30/2016 10-Q – 25

Portfolio Overview

Summarized Acquisition Data

The following table sets forth acquisition data and therefore excludes subsequent improvements and capitalized costs for our five Consolidated Hotels and one Unconsolidated Hotel. Amounts for our initial investment for our Consolidated Hotels represent the fair value of net assets acquired less the fair value of noncontrolling interests, exclusive of acquisition expenses and the fair value of any debt assumed, at the time of acquisition. Amounts for our initial investment for our Unconsolidated Hotels represent purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition (dollars in thousands).

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at June 30, 2016
Consolidated Hotels
Marriott Sawgrass Golf Resort & Spa (a)	FL	511	50%	$24,764	4/1/2015	Resort	In progress
Courtyard Nashville Downtown	TN	192	100%	58,498	5/1/2015	Select-Service	In progress
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	168,809	11/4/2015	Full-Service	Planned future
Seattle Marriott Bellevue	WA	384	95.4%	175,921	1/22/2016	Full-Service	None planned
Le Méridien Arlington	VA	154	100%	54,891	6/28/2016	Full-Service	In progress
		1,644		$482,883
Unconsolidated Hotel
Ritz-Carlton Key Biscayne (b)	FL	458	19.3%	$37,559	5/29/2015	Resort	Planned future

_________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

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

In addition, we use other information that may not be financial in nature to evaluate the operating performance of our business, including statistical information, such as occupancy rate, average daily rate, or ADR, and revenue per available room, or RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, changes in regional and local labor markets, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

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

CWI 2 6/30/2016 10-Q – 26

The following table presents our comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Hotel Revenues	$36,961	$18,533	$18,428	$67,814	$18,533	$49,281

Hotel Expenses	26,846	14,212	12,634	50,809	14,212	36,597

Other Operating Expenses
Acquisition-related expenses	2,672	7,693	(5,021)	7,538	7,861	(323)
Corporate general and administrative expenses	1,344	601	743	2,358	862	1,496
Asset management fees to affiliate and other	931	208	723	1,848	208	1,640
	4,947	8,502	(3,555)	11,744	8,931	2,813

Operating Income (Loss)	5,168	(4,181)	9,349	5,261	(4,610)	9,871

Other Income and (Expenses)
Interest expense	(3,297)	(1,165)	(2,132)	(6,214)	(1,165)	(5,049)
Equity in earnings of equity method investment in real estate	817	330	487	1,615	330	1,285
Other income and (expenses)	13	(28)	41	23	(28)	51
	(2,467)	(863)	(1,604)	(4,576)	(863)	(3,713)

Income (Loss) from Operations Before Income Taxes	2,701	(5,044)	7,745	685	(5,473)	6,158
Provision for income taxes	(717)	(99)	(618)	(747)	(99)	(648)
Net Income (Loss)	1,984	(5,143)	7,127	(62)	(5,572)	5,510
Income attributable to noncontrolling interests	(1,532)	(1,197)	(335)	(3,187)	(1,197)	(1,990)
Net Income (Loss) Attributable to CWI 2 Stockholders	$452	$(6,340)	$6,792	$(3,249)	$(6,769)	$3,520
MFFO Attributable to CWI 2 Stockholders	$6,968	$2,367	$4,601	$11,435	$2,106	$9,329

CWI 2 6/30/2016 10-Q – 27

Hotel Revenues

The following table sets forth revenues of our Consolidated Hotels for the three and six months ended June 30, 2016 and 2015. In the year of acquisition, this information represents data from the hotel’s respective acquisition date through the period end (in thousands).

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
Consolidated Hotels	Room	Food and Beverage	Other Operating Revenue	Total Hotel Revenues	Room	Food and Beverage	Other Operating Revenue	Total Hotel Revenues
Marriott Sawgrass Golf Resort & Spa	$6,593	$6,301	$2,012	$14,906	$7,070	$6,485	$2,137	$15,692
Courtyard Nashville Downtown	4,429	282	200	4,911	2,579	149	113	2,841
Embassy Suites by Hilton Denver-Downtown/Convention Center	6,426	1,969	477	8,872	—	—	—	—
Seattle Marriott Bellevue	6,022	1,821	319	8,162	—	—	—	—
Le Méridien Arlington	91	18	1	110	—	—	—	—
	$23,561	$10,391	$3,009	$36,961	$9,649	$6,634	$2,250	$18,533

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
Consolidated Hotels	Room	Food and Beverage	Other Operating Revenue	Total Hotel Revenues	Room	Food and Beverage	Other Operating Revenue	Total Hotel Revenues
Marriott Sawgrass Golf Resort & Spa	$12,711	$13,251	$3,864	$29,826	$7,070	$6,485	$2,137	$15,692
Courtyard Nashville Downtown	7,830	526	391	8,747	2,579	149	113	2,841
Embassy Suites by Hilton Denver-Downtown/Convention Center	10,901	3,283	984	15,168	—	—	—	—
Seattle Marriott Bellevue	10,169	3,273	521	13,963	—	—	—	—
Le Méridien Arlington	91	18	1	110	—	—	—	—
	$41,702	$20,351	$5,761	$67,814	$9,649	$6,634	$2,250	$18,533

Hotel Expenses

The following table sets forth expenses of our Consolidated Hotels for the three and six months ended June 30, 2016 and 2015. In the year of acquisition, this information represents data from the hotel’s respective acquisition date through the period end (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Hotels	2016	2015	2016	2015
Marriott Sawgrass Golf Resort & Spa	$11,965	$12,577	$23,937	$12,577
Courtyard Nashville Downtown	2,798	1,635	5,196	1,635
Embassy Suites by Hilton Denver-Downtown/Convention Center	5,847	—	10,907	—
Seattle Marriott Bellevue	6,150	—	10,683	—
Le Méridien Arlington	86	—	86	—
	$26,846	$14,212	$50,809	$14,212

Acquisition-Related Expenses

We immediately expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations.

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, acquisition-related expenses decreased by $5.0 million and $0.3 million, respectively, primarily reflecting a decrease in investment volume during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

CWI 2 6/30/2016 10-Q – 28

Corporate General and Administrative Expenses

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, corporate general and administrative expenses increased by $0.7 million and $1.5 million, respectively, primarily as a result of an increase in professional fees and reimbursements to our Advisor for the cost of personnel and overhead expenses. Professional fees, which include legal, accounting and investor-related expenses incurred in the normal course of business, increased primarily as a result of an increase in the size of our hotel portfolio due to our 2015 and 2016 Acquisitions.

Asset Management Fees to Affiliate and Other

Asset management fees to affiliate and other primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our Advisor (Note 3).

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, asset management fees to affiliate and other increased by $0.7 million and $1.6 million, respectively, reflecting the impact of our 2015 and 2016 Acquisitions, which increased the asset base from which our Advisor earns a fee. We settled all asset management fees for the three and six months ended June 30, 2016 and 2015 in shares of our Class A common stock at the request of our Advisor.

Interest Expense

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, interest expense increased by $2.1 million and $5.0 million, respectively, primarily as a result of mortgage financing obtained in connection with our 2015 and 2016 Acquisitions.

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

During the three and six months ended June 30, 2016 as compared to the same periods in 2015, equity in earnings on the Ritz-Carlton Key Biscayne Venture increased by $0.5 million and $1.3 million, respectively. We acquired our interest in this venture on May 29, 2015.

Income Attributable to Noncontrolling Interests

The following table sets forth our income attributable to noncontrolling interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2016	2015	2016	2015
Marriott Sawgrass Golf Resort & Spa Venture (a)	$1,097	$1,197	$2,223	$1,197
Operating Partnership - Available Cash Distribution (Note 3)	336	—	865	—
Seattle Marriott Bellevue	99	—	99	—
	$1,532	$1,197	$3,187	$1,197
___________

(a)	We purchased our 50% interest in this venture on April 1, 2015.

Net Income (Loss) Attributable to CWI 2 Stockholders

For the three months ended June 30, 2016, the resulting net income attributable to CWI 2 stockholders was $0.5 million, as compared to net loss attributable to CWI 2 stockholders of $6.3 million for the same period in 2015.

CWI 2 6/30/2016 10-Q – 29

For the six months ended June 30, 2016, the resulting net loss attributable to CWI stockholders decreased by $3.5 million as compared to the prior year period.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, MFFO increased by $4.6 million and $9.3 million, respectively, primarily reflecting operating results from our 2015 and 2016 investment activity.

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

We have raised aggregate gross proceeds in our initial public offering of approximately $489.4 million through July 31, 2016 detailed as follows (in thousands):

	Funds Raised
Period	Class A	Class T	Total
From Inception to June 30, 2015 (a)	$7,980	$8,983	$16,963
Q3 2015 (a)	32,849	42,646	75,495
Q4 2015 (a)	64,916	89,601	154,517
Q1 2016 (a)	60,724	96,300	157,024
Q2 2016 (b)	17,373	48,990	66,363
July 2016 (b)	5,246	13,811	19,057
	$189,088	$300,331	$489,419
_________

(a)	The initial offering prices were $10.00 and $9.45 per share for our Class A and Class T shares of common stock, respectively.

(b)	We published our initial NAVs in March 2016 and subsequently adjusted our offering prices to $11.70 and $11.05 per share for our Class A and Class T shares of common stock, respectively.

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

CWI 2 6/30/2016 10-Q – 30

our offering, we will generate sufficient cash from operations and from our equity method investment to meet our normal recurring short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the six months ended June 30, 2016, net cash provided by operating activities was $12.5 million, as compared to $3.8 million net cash used in operating activities for the same period in 2015. The net cash inflow during the six months ended June 30, 2016 as compared to the prior year period primarily resulted from net cash flow from hotel operations generated by our 2015 and 2016 Acquisitions, which more than offset acquisition-related expenses and other operating costs.

Investing Activities

During the six months ended June 30, 2016, we used cash totaling $234.8 million for our 2016 Acquisitions (Note 4) and funded $8.4 million of capital expenditures for our Consolidated Hotels. We placed funds into and released funds from lender-held escrow accounts totaling $35.9 million and $22.6 million, respectively, for renovations, property taxes and insurance and placed and released deposits for hotel investments totaling $12.7 million and $5.5 million, respectively.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $351.3 million, primarily as a result of (i) $212.5 million in funds raised through the issuance of shares of our common stock in our initial public offering, net of issuance costs, (ii) mortgage financing obtained in connection with our 2016 Acquisitions of $135.0 million, (iii) an $11.3 million total drawdown on the Marriott Sawgrass Golf Resort & Spa mortgage loan for renovations and (iv) contributions received from noncontrolling interests totaling $4.0 million, representing the noncontrolling interest in the Seattle Marriott Bellevue. During the six months ended June 30, 2016, we also received proceeds from a note payable to WPC of $20.0 million that was used to fund the equity portion of the acquisition of Seattle Marriott Bellevue (Note 3), which was repaid in full using offering proceeds during the period.

The inflows were partially offset by cash distributions paid to stockholders of $5.8 million, distributions to noncontrolling interests totaling $2.2 million, deposits placed for mortgage financing of $1.8 million and deferred financing costs of $1.6 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the six months ended June 30, 2016, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, of $5.8 million, which were comprised of cash distributions of $2.2 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $3.6 million. From Inception through June 30, 2016, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders of $11.9 million, which were comprised of cash distributions of $4.4 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $7.5 million.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 46% and 41% of total distributions declared for the six months ended June 30, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our initial public offering.  Our distribution coverage using Cash flow from operations was approximately 85% and 72% of total distributions declared for the six months ended June 30, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering.  Until we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets with any remainder to be funded by the uninvested proceeds from our offering.

CWI 2 6/30/2016 10-Q – 31

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2016, we redeemed 2,992 shares and 405 shares of our Class A and Class T common stock, respectively, pursuant to our redemption plan, both at an average price per share of $10.00. During the six months ended June 30, 2016, we received one redemption request for Class A common stock and one redemption request for Class T common stock, which were satisfied during that period. We have fulfilled 100% of the valid redemption requests that we received during the six months ended June 30, 2016. We funded all share redemptions during the six months ended June 30, 2016 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse and limited-recourse debt, net (dollars in thousands):

	June 30, 2016	December 31, 2015
Carrying Value
Fixed rate (a)	$99,702	$99,679
Variable rate (a):
Amount subject to interest rate cap, if applicable	154,012	108,209
Amount subject to interest rate swap	99,054	—
	253,066	108,209
	$352,768	$207,888
Percent of Total Debt
Fixed rate	28%	48%
Variable rate	72%	52%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.9%	3.9%
Variable rate (b)	3.9%	3.8%
_________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets to Non-recourse and limited-recourse debt, net as of December 31, 2015 (Note 2). Aggregate debt balance includes deferred financing costs totaling $2.2 million and $0.8 million as of June 30, 2016 and December 31, 2015, respectively.

(b)	The impact of our derivative instruments are reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2016, our cash resources consisted of cash totaling $151.3 million, of which $7.2 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

We are able to borrow up to $110.0 million, in the aggregate, from WPC, at the sole discretion of the management of WPC, for the purpose of facilitating acquisitions approved by our investment committee (Note 3). We did not have any such borrowings outstanding at June 30, 2016.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, paying distributions to our stockholders, reimbursing our Advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 9), funding lease commitments, making scheduled debt service payments on our mortgage loans and any borrowings from WPC, as well as other normal recurring operating expenses.

CWI 2 6/30/2016 10-Q – 32

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

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at June 30, 2016, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse and limited-recourse debt — principal (a)	$355,000	$160	$43,677	$215,777	$95,386
Interest on borrowings (b)	59,649	13,827	27,592	12,732	5,498
Contractual capital commitments (c)	21,808	21,808	—	—	—
Due to Carey Financial (d)	8,582	3,005	5,577	—	—
Lease commitments (e)	322	70	141	111	—
Due to Advisor (f)	497	497	—	—	—
	$445,858	$39,367	$76,987	$228,620	$100,884
___________

(a)	Excludes deferred financing costs totaling $2.2 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.

(c)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(d)	Represents the estimated liability for the present value of the future distribution and shareholder servicing fees payable to Carey Financial (Note 3).

(e)	Lease commitments consist of our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities.

(f)	Represents amounts advanced by our Advisor for organization and offering costs subject to limitations under the advisory agreement (Note 3).

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

CWI 2 6/30/2016 10-Q – 33

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

CWI 2 6/30/2016 10-Q – 34

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

CWI 2 6/30/2016 10-Q – 35

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

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to CWI 2 stockholders	$452	$(6,340)	$(3,249)	$(6,769)
Adjustments:
Depreciation and amortization of real property	4,153	1,633	7,980	1,633
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(279)	(679)	(775)	(679)
Total adjustments	3,874	954	7,205	954
FFO attributable to CWI 2 stockholders — as defined by NAREIT	4,326	(5,386)	3,956	(5,815)
Adjustments:
Acquisition expenses (a)	2,672	7,693	7,538	7,861
Above-market parking garage lease amortization, net	(30)	—	(59)	—
Proportionate share of adjustments for partially owned entities - MFFO adjustments	—	30	—	30
Realized loss on derivative instrument	—	30	—	30
Total adjustments	2,642	7,753	7,479	7,921
MFFO attributable to CWI 2 stockholders	$6,968	$2,367	$11,435	$2,106
___________

CWI 2 6/30/2016 10-Q – 36

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

CWI 2 6/30/2016 10-Q – 37

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations. At June 30, 2016, we held ownership interests in five Consolidated Hotels and one Unconsolidated Hotel, and operate in the states of Colorado, Florida, Tennessee, Virginia and Washington. Four of our hotels are operated under the Marriott brand, one under the Starwood brand and one under the Hilton brand. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 for each hotel’s revenues and expenses.

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

At June 30, 2016, we estimated that the total fair value of our interest rate swap and caps, which are included in Accounts payable, accrued expenses and other and Other assets, respectively, in the consolidated financial statements, was in a net liability position of $1.7 million (Note 7).

At June 30, 2016, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. The annual interest rate on our fixed debt at June 30, 2016 was 3.9%. The contractual annual interest rates on our variable-rate debt at June 30, 2016 ranged from 3.2% to 4.3%. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at June 30, 2016 and excludes deferred financing costs (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$1,792	$1,863	$96,345	$100,000	$100,319
Variable-rate debt	$—	$640	$960	$120,665	$132,735	$—	$255,000	$255,799

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2016 by an aggregate increase of $9.6 million or an aggregate decrease of $13.6 million, respectively.

CWI 2 6/30/2016 10-Q – 38

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 2 6/30/2016 10-Q – 39

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2016, we issued 79,650 shares of Class A common stock, at our most recently published NAV per share of $10.53 per share, to our Advisor as consideration for asset management fees. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From Inception and through June 30, 2016, we have issued a total of 221,733 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were either issued at our most recently published NAV per share of $10.53 per share or, prior to the initial NAV being published, $10.00 per share, which is the price at which our shares of our Class A common stock were sold in our initial public offering prior to the NAV being published.

Use of Offering Proceeds

Our Registration Statement (File No. 333-196681) for our initial public offering was initially declared effective by the SEC on February 9, 2015 with respect to our Class A shares. On April 1, 2015, we filed an amended registration statement to include Class T shares in our initial public offering, which was declared effective by the SEC on April 13, 2015. The initial offering prices were $10.00 and $9.45 per share for our Class A and Class T shares of common stock, respectively. We published NAVs for each share class in March 2016 and subsequently adjusted our offering prices to $11.70 and $11.05 per share for our Class A and Class T shares of common stock, respectively. As of June 30, 2016, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class T	Total
Shares registered (a)	47,863,248	76,018,100	123,881,348
Aggregate price of offering amount registered (a)	$560,000	$840,000	$1,400,000
Shares sold (b)	18,286,692	29,574,642	47,861,334
Aggregated offering price of amount sold	$183,842	$286,520	$470,362
Direct or indirect payments to our Advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(12,914)	(8,609)	(21,523)
Direct or indirect payments to broker-dealers	(5,475)	(7,880)	(13,355)
Net offering proceeds to the issuer after deducting expenses	$165,453	$270,031	435,484
Purchases of real estate related assets, net of financing costs and distributions to/contributions from noncontrolling interest			(200,550)
Repayment of note payable to affiliate			(122,447)
Proceeds from note payable to affiliate			122,447
Purchase of equity interest			(37,559)
Net funds placed in escrow			(22,260)
Acquisition costs expensed			(20,671)
Net deposits for hotel investments and mortgage financing			(14,516)
Cash distributions paid to stockholders			(3,318)
Working capital			14,643
Temporary investments in cash and cash equivalents			$151,253
___________

(a)
These amounts are based on the assumption that the shares sold in our initial public offering will be composed of 40% Class A common stock and 60% Class T common stock, which represents the approximate composition at June 30, 2016 and that the shares are being sold at our current offering prices of $11.70 and $11.05 per share, respectively.

(b)	Excludes Class A shares issued to affiliates, including our Advisor, and Class A and Class T shares issued pursuant to our DRIP.

CWI 2 6/30/2016 10-Q – 40

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2016:

	Class A		Class T
2016 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April	7	$10.53	1	$10.53	N/A	N/A
May	—	—	—	—	N/A	N/A
June	—	—	—	—	N/A	N/A
Total	7		1
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

CWI 2 6/30/2016 10-Q – 41

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

10.1
Agreement for Sale and Purchase of Hotel, dated as of May 26, 2016, by and between HEI Rosslyn, LLC, a Delaware limited liability company, and CWI 2 Arlington Hotel, LLC, a Delaware limited liability company.
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-55461) filed on July 5, 2016

10.2
First Amendment to Agreement for Sale and Purchase of Hotel, dated as of June 24, 2016, by and between HEI Rosslyn, LLC, a Delaware limited liability company, and CWI 2 Arlington Hotel, LLC, a Delaware limited liability company.
Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 000-55461) filed on July 5, 2016

10.3
Purchase and Sale Agreement, dated as of May 13, 2016, by and among SP6 San Jose Hotel Owner, LLC, a Delaware limited liability company, and SP6 San Jose Hotel Lessee, LLC, a Delaware limited liability company, collectively, as Seller, and CWI 2 San Jose Hotel, LP, a Delaware limited partnership, as Purchaser.
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-55461) filed on July 19, 2016

10.4
Amendment to Purchase and Sale Agreement, dated as of June 13, 2016, by and among SP6 San Jose Hotel Owner, LLC, a Delaware limited liability company, and SP6 San Jose Hotel Lessee, LLC, a Delaware limited liability company, collectively, as Seller, and CWI 2 San Jose Hotel, LP, a Delaware limited partnership, as Purchaser.
Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 000-55461) filed on July 19, 2016

10.5
Agreement for Purchase and Sale, dated as of May 19, 2016, by and among HEI La Jolla LLC, a Delaware limited liability company, as Seller, and CWI 2 La Jolla Hotel, LP, a Delaware limited partnership, as Purchaser.
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-55461) filed on July 27, 2016

10.6
First Amendment to Agreement for Purchase and Sale, dated as of June 15, 2016, by and among HEI La Jolla LLC, a Delaware limited liability company, as Seller, and CWI 2 La Jolla Hotel, LP, a Delaware limited partnership, as Purchaser.
Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 000-55461) filed on July 27, 2016

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CWI 2 6/30/2016 10-Q – 42

Exhibit No.	Description	Method of Filing

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 2 6/30/2016 10-Q – 43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	August 11, 2016
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

CWI 2 6/30/2016 10-Q – 44

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

10.1
Agreement for Sale and Purchase of Hotel, dated as of May 26, 2016, by and between HEI Rosslyn, LLC, a Delaware limited liability company, and CWI 2 Arlington Hotel, LLC, a Delaware limited liability company.
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-55461) filed on July 5, 2016

10.2
First Amendment to Agreement for Sale and Purchase of Hotel, dated as of June 24, 2016, by and between HEI Rosslyn, LLC, a Delaware limited liability company, and CWI 2 Arlington Hotel, LLC, a Delaware limited liability company.
Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 000-55461) filed on July 5, 2016

10.3
Purchase and Sale Agreement, dated as of May 13, 2016, by and among SP6 San Jose Hotel Owner, LLC, a Delaware limited liability company, and SP6 San Jose Hotel Lessee, LLC, a Delaware limited liability company, collectively, as Seller, and CWI 2 San Jose Hotel, LP, a Delaware limited partnership, as Purchaser.
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-55461) filed on July 19, 2016

10.4
Amendment to Purchase and Sale Agreement, dated as of June 13, 2016, by and among SP6 San Jose Hotel Owner, LLC, a Delaware limited liability company, and SP6 San Jose Hotel Lessee, LLC, a Delaware limited liability company, collectively, as Seller, and CWI 2 San Jose Hotel, LP, a Delaware limited partnership, as Purchaser.
Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 000-55461) filed on July 19, 2016

10.5
Agreement for Purchase and Sale, dated as of May 19, 2016, by and among HEI La Jolla LLC, a Delaware limited liability company, as Seller, and CWI 2 La Jolla Hotel, LP, a Delaware limited partnership, as Purchaser.
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-55461) filed on July 27, 2016

10.6
First Amendment to Agreement for Purchase and Sale, dated as of June 15, 2016, by and among HEI La Jolla LLC, a Delaware limited liability company, as Seller, and CWI 2 La Jolla Hotel, LP, a Delaware limited partnership, as Purchaser.
Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 000-55461) filed on July 27, 2016

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CWI 2 6/30/2016 10-Q – 45

Exhibit No.	Description	Method of Filing

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 2 6/30/2016 10-Q – 46