Form 10-Q
period 2016-09-30
Carey Watermark Investors 2 Inc
filed 2016-11-14
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Registrant has 21,360,564 shares of Class A common stock, $0.001 par value, and 37,182,316 shares of Class T common stock, $0.001 par value, outstanding at November 4, 2016.

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

CWI 2 9/30/2016 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Investments in real estate:
Hotels, at cost	$990,839	$364,624
Accumulated depreciation	(20,140)	(5,359)
Net investments in hotels	970,699	359,265
Equity investment in real estate	35,743	37,599
Cash	64,492	51,081
Restricted cash	28,833	11,741
Accounts receivable	12,768	4,676
Other assets	11,891	14,617
Total assets	$1,124,426	$478,979
Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt, net	$571,637	$207,888
Due to related parties and affiliates	11,307	4,985
Accounts payable, accrued expenses and other liabilities	45,134	18,068
Distributions payable	6,314	1,846
Total liabilities	634,392	232,787
Commitments and contingencies (Note 9)
Equity:
CWI 2 stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 20,563,500 and 10,792,296 shares, respectively, issued and outstanding	21	11
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 34,442,623 and 14,983,012 shares, respectively, issued and outstanding	34	15
Additional paid-in capital	495,881	228,401
Distributions and accumulated losses	(41,563)	(15,109)
Accumulated other comprehensive loss	(1,199)	(94)
Total CWI 2 stockholders’ equity	453,174	213,224
Noncontrolling interests	36,860	32,968
Total equity	490,034	246,192
Total liabilities and equity	$1,124,426	$478,979

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2016 10-Q – 3

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Hotel Revenues
Rooms	$37,844	$7,613	$79,545	$17,262
Food and beverage	13,219	3,531	33,571	10,165
Other operating revenue	3,300	1,834	9,060	4,084
Total Hotel Revenues	54,363	12,978	122,176	31,511
Operating Expenses
Hotel Expenses
Rooms	7,585	1,742	14,970	3,550
Food and beverage	8,893	2,724	20,877	6,801
Other hotel operating expenses	1,202	871	3,925	2,000
Sales and marketing	5,367	1,166	11,368	2,610
General and administrative	4,341	1,174	9,439	2,446
Property taxes, insurance, rent and other	2,464	819	5,599	1,637
Repairs and maintenance	1,678	674	3,639	1,357
Utilities	1,656	775	3,556	1,418
Management fees	1,749	619	4,415	1,320
Depreciation and amortization	6,824	1,852	14,781	3,489
Total Hotel Expenses	41,759	12,416	92,569	26,628

Other Operating Expenses
Acquisition-related expenses	11,399	323	18,936	8,184
Corporate general and administrative expenses	1,257	679	3,616	1,541
Asset management fees to affiliate and other expenses	1,452	474	3,300	681
Total Other Operating Expenses	14,108	1,476	25,852	10,406
Operating (Loss) Income	(1,504)	(914)	3,755	(5,523)
Other Income and (Expenses)
Interest expense	(5,255)	(1,353)	(11,468)	(2,518)
Equity in earnings of equity method investment in real estate	709	782	2,324	1,112
Other income and (expenses)	6	3	28	(25)
Total Other Income and (Expenses)	(4,540)	(568)	(9,116)	(1,431)
Loss from Operations Before Income Taxes	(6,044)	(1,482)	(5,361)	(6,954)
(Provision for) benefit from income taxes	(1,403)	1,550	(2,149)	1,450
Net (Loss) Income	(7,447)	68	(7,510)	(5,504)
Loss (income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,100, $177, $1,965, and $177, respectively)	31	(19)	(3,156)	(1,216)
Net (Loss) Income Attributable to CWI 2 Stockholders	$(7,416)	$49	$(10,666)	$(6,720)

Class A Common Stock
Net (loss) income attributable to CWI 2 Stockholders	$(2,792)	$50	$(4,110)	$(2,930)
Basic and diluted weighted-average shares outstanding	19,805,154	2,503,513	17,489,897	1,037,921
Basic and diluted (loss) income per share	$(0.14)	$0.02	$(0.23)	$(2.82)
Distributions Declared Per Share	$0.1713	$0.1500	$0.4857	$0.2275

Class T Common Stock
Net loss attributable to CWI 2 Stockholders	$(4,624)	$(1)	$(6,556)	$(3,790)
Basic and diluted weighted-average shares outstanding	32,369,314	3,223,540	27,167,264	1,317,142
Basic and diluted loss per share	$(0.14)	$—	$(0.24)	$(2.88)
Distributions Declared Per Share	$0.1450	$0.1264	$0.4095	$0.1917
See Notes to Consolidated Financial Statements.

CWI 2 9/30/2016 10-Q – 4

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (Loss) Income	$(7,447)	$68	$(7,510)	$(5,504)
Other Comprehensive Income (Loss)
Unrealized income (loss) on derivative instruments	688	(58)	(1,107)	(95)
Comprehensive (Loss) Income	(6,759)	10	(8,617)	(5,599)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	31	(19)	(3,156)	(1,216)
Unrealized (income) loss on derivative instruments	(1)	8	2	8
Comprehensive loss (income) attributable to noncontrolling interests	30	(11)	(3,154)	(1,208)
Comprehensive Loss Attributable to CWI 2 Stockholders	$(6,729)	$(1)	$(11,771)	$(6,807)

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2016 10-Q – 5

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2016 and 2015
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2016	10,792,296	$11	14,983,012	$15	$228,401	$(15,109)	$(94)	$213,224	$32,968	$246,192
Net (loss) income						(10,666)		(10,666)	3,156	(7,510)
Shares issued, net of offering costs	9,438,322	9	19,358,017	19	265,321			265,349		265,349
Shares issued to affiliates	248,682	1			2,609			2,610		2,610
Contributions from noncontrolling interests								—	4,000	4,000
Distributions to noncontrolling interests								—	(3,262)	(3,262)
Shares issued under share incentive plans	6,656	—			106			106		106
Stock-based compensation to directors	10,000	—			105			105		105
Stock dividends issued	96,288	—	138,922	—				—		—
Distributions declared ($0.4857 and $0.4095 per share to Class A and Class T, respectively)						(15,788)		(15,788)		(15,788)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments							(1,105)	(1,105)	(2)	(1,107)
Repurchase of shares	(28,744)	—	(37,328)	—	(661)			(661)		(661)
Balance at September 30, 2016	20,563,500	$21	34,442,623	$34	$495,881	$(41,563)	$(1,199)	$453,174	$36,860	$490,034

Balance at January 1, 2015	22,222	$—	—	$—	$200	$(108)	$—	$92	$—	$92
Net (loss) income						(6,720)		(6,720)	1,216	(5,504)
Shares issued, net of offering costs	4,128,792	4	5,466,441	6	86,018			86,028		86,028
Shares issued to affiliates	40,389	—			404			404		404
Contributions from noncontrolling interests								—	34,058	34,058
Distributions to noncontrolling interests								—	(177)	(177)
Shares issued under share incentive plans					28			28		28
Stock-based compensation to directors	12,500	—			125			125		125
Stock dividends issued	559	—	414	—				—		—
Distributions declared ($0.2275 and $0.1917 per share to Class A and Class T, respectively)						(622)		(622)		(622)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments							(87)	(87)	(8)	(95)
Balance at September 30, 2015	4,204,462	$4	5,466,855	$6	$86,775	$(7,450)	$(87)	$79,248	$35,089	$114,337

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2016 10-Q – 6

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows — Operating Activities
Net loss	$(7,510)	$(5,504)
Adjustments to net loss:
Depreciation and amortization	14,781	3,489
Asset management fees to affiliates settled in shares	2,914	504
Amortization of deferred key money, deferred financing costs and other	266	(96)
Amortization of stock-based compensation	247	153
Equity in losses (earnings) of equity method investment in real estate in excess of distributions received	36	(1,112)
Net changes in other assets and liabilities	3,475	401
Receipt of key money and other deferred incentive payments	3,063	—
Increase in due to related parties and affiliates	612	592
Net Cash Provided by (Used In) Operating Activities	17,884	(1,573)

Cash Flows — Investing Activities
Acquisitions of hotels	(604,190)	(117,020)
Funds placed in escrow	(57,886)	(6,705)
Funds released from escrow	39,280	442
Deposits released for hotel investments	16,701	—
Capital expenditures	(14,944)	(2,662)
Deposits for hotel investments	(12,681)	(10,441)
Distributions received from equity investment in excess of equity income	1,945	—
Capital contributions to equity investment in real estate	(125)	—
Purchase of equity interest	—	(37,559)
Net Cash Used in Investing Activities	(631,900)	(173,945)

Cash Flows — Financing Activities
Proceeds from mortgage financing	366,800	42,000
Proceeds from issuance of shares, net of offering costs	275,500	82,815
Proceeds from notes payable to affiliate	20,000	102,447
Repayment of notes payable to affiliate	(20,000)	(25,000)
Distributions paid	(11,320)	(45)
Contributions from noncontrolling interests	4,000	34,058
Deferred financing costs	(3,502)	(589)
Distributions to noncontrolling interests	(3,262)	(177)
Deposits for mortgage financing	(1,835)	(50)
Deposits released for mortgage financing	1,835	—
Repurchase of shares	(661)	—
Purchase of interest rate cap	(92)	(103)
Withholding on restricted stock units	(36)	—
Net Cash Provided by Financing Activities	627,427	235,356

Change in Cash During the Period
Net increase in cash	13,411	59,838
Cash, beginning of period	51,081	200
Cash, end of period	$64,492	$60,038

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2016 10-Q – 7

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

We held ownership interests in nine hotels at September 30, 2016. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotel that we record as an equity investment, or our Unconsolidated Hotel, at September 30, 2016.

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

On May 15, 2015, aggregate subscription proceeds for our Class A and Class T common stock exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. From May 22, 2014, which we refer to as our Inception, through September 30, 2016, we raised offering proceeds of $201.6 million from our Class A common stock and $334.2 million from our Class T common stock. During the same period, we also raised $3.1 million and $4.5 million through our DRIP from our Class A and Class T common stock, respectively. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging-related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. We currently intend to sell shares through our initial public offering until March 31, 2017.

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

CWI 2 9/30/2016 10-Q – 8

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

For purposes of determining the weighted-average number of shares of Class A and Class T common stock outstanding, amounts for the three and nine months ended September 30, 2016 and 2015 have been adjusted to treat stock distributions declared and effective through the date of this Report as if they were outstanding as of January 1, 2015.

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

CWI 2 9/30/2016 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2016, we considered four entities to be VIEs, three of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	September 30, 2016	December 31, 2015
Net investments in real estate	$378,816	$190,052
Total assets	413,136	211,216

Non-recourse and limited-recourse debt, net	$218,740	$108,209
Total liabilities	243,965	121,830

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Please refer to the discussion in the Basis of Consolidation section above.

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

CWI 2 9/30/2016 10-Q – 10

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-17 on our consolidated financial statements.

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

CWI 2 9/30/2016 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid; expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amounts Included in the Consolidated Statements of Operations
To our Advisor:
Acquisition fees	$9,995	$—	$16,156	$1,742
Asset management fees	1,302	300	2,914	504
Available Cash Distribution	1,100	177	1,965	177
Personnel and overhead reimbursements	574	195	1,763	410
Accretion of interest on annual distribution and shareholder servicing fee	60	—	172	—
Interest expense	—	281	18	539
To CWI 1:
Acquisition fee to CWI 1	—	—	—	3,411
	$13,031	$953	$22,988	$6,783

Other Transaction Fees Incurred to Our Advisor and Affiliates
Selling commissions and dealer manager fees	$3,886	$5,123	$17,747	$6,309
Annual distribution and shareholder servicing fee	2,013	—	8,799	—
Organization and offering costs	554	3,027	2,461	3,598
Capitalized refinancing fees for equity method investment	125	—	125	—
Capitalized acquisition fees for equity method investment	—	—	—	1,862
	$6,578	$8,150	$29,132	$11,769

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	September 30, 2016	December 31, 2015
Amounts Due to Related Parties and Affiliates
To our Advisor:
Reimbursable costs	$537	$215
Other	485	186
Organization and offering costs	276	454
To Others:
Due to Carey Financial (Annual distribution and shareholder servicing fee)	9,942	2,407
Due to Carey Financial (Other)	67	191
Due to CWI 1	—	1,521
Other	—	11
	$11,307	$4,985

Acquisition Fees to our Advisor

Our Advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired, as defined in our advisory agreement described above. The total fees to be paid may not exceed 6% of the aggregate contract purchase price of all investments, as measured over a period specified in our advisory agreement.

CWI 2 9/30/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate average market value of our investments. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain described conditions in the advisory agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value, or NAV, per share for Class A shares (while before our initial NAV was published in March 2016, we used our offering price for Class A shares of $10.00 per share). For the three and nine months ended September 30, 2016 and 2015, our Advisor elected to receive its asset management fees in shares of our Class A common stock rather than in cash. For the nine months ended September 30, 2016 and 2015, $2.6 million and $0.4 million, respectively, in asset management fees were settled in shares of our common stock. At September 30, 2016, our Advisor owned 349,372 shares (1.7%) of our outstanding Class A common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements. During the three and nine months ended September 30, 2016 and 2015, we had not paid any disposition fees or loan refinancing fees.

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

Personnel and Overhead Reimbursements/Reimbursable Costs

Pursuant to the subadvisory agreement, after we reimburse our Advisor, it will subsequently reimburse the Subadvisor for personnel costs and other charges. The Subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, subject to the approval of our board of directors. In addition, pursuant to the advisory agreement, we reimburse our Advisor for the actual cost of personnel based on their time devoted to providing administrative services to us, as well as rent and related office expense. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and are being settled in cash. We have also granted restricted stock units, or RSUs, to employees of the Subadvisor pursuant to our 2015 Equity Incentive Plan.

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

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with our Class T common stock, which it may re-allow to selected dealers. The amount of the shareholder servicing fee is 1.0% of the amount of our NAV per Class T share (while before our NAV was published, the fee was 1.0% of the selling price per share for the Class T common stock in our initial public offering). The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee after the sixth anniversary of the end of the quarter in which the initial public offering terminates, and the fees may end sooner if the total underwriting compensation that is paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that sixth anniversary. During the nine months ended September 30, 2016, $8.8 million of distribution and shareholder servicing fees were charged to stockholders’ equity.

CWI 2 9/30/2016 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Notes Payable to WPC and Other Transactions with Affiliates

In April 2015, our board of directors and the board of directors of WPC approved unsecured loans to us and our affiliate, Carey Watermark Investors Incorporated, or CWI 1, another lodging fund advised by our Advisor, of up to an aggregate of $110.0 million, at an interest rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions, approved by our respective investment committees, that we might not otherwise have sufficient available funds to complete. As of December 31, 2015, CWI 1’s access to these unsecured loans was terminated by WPC, and as a result, the entire $110.0 million became available to be borrowed by us. Any such loans are solely at the discretion of WPC’s management. On January 20, 2016, we borrowed $20.0 million from WPC at the London Interbank Offered Rate, or LIBOR, plus 1.1% with a maturity date of February 17, 2016, which we used to fund, in part, the acquisition of the Seattle Marriott Bellevue (Note 4). This loan was repaid in full on February 10, 2016 using proceeds from our initial public offering. The interest expense on this note payable to our affiliate is included in Interest expense on the consolidated statements of operations. At September 30, 2016, $110.0 million was available to be borrowed from WPC by us.
Organization and Offering Costs

Pursuant to our advisory agreement, we are liable for certain expenses related to our public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) limited to 4% of the gross proceeds from the offering if the gross proceeds are less than $500.0 million, 2% of the gross proceeds from the offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750.0 million or more. Through September 30, 2016, our Advisor incurred organization and offering costs on our behalf of approximately $7.1 million, all of which we were obligated to pay. Unpaid costs of $0.3 million were included in Due to affiliates in the consolidated financial statements at September 30, 2016.

During the offering period, costs incurred in connection with raising of capital are recorded as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred offering costs to stockholders’ equity. During the nine months ended September 30, 2016, $3.9 million of deferred offering costs were charged to stockholders’ equity.

Other Amounts Due to Our Advisor

Other amounts due to our Advisor primarily represent asset management fees payable.

Jointly-Owned Investments

At September 30, 2016, we owned interests in two jointly-owned investments with CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne, an Unconsolidated Hotel (Note 5).

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Buildings	$798,349	$294,352
Land	112,881	47,900
Furniture, fixtures and equipment	57,321	16,496
Building and site improvements	9,430	815
Construction in progress	12,858	5,061
Hotels, at cost	990,839	364,624
Less: Accumulated depreciation	(20,140)	(5,359)
Net investments in hotels	$970,699	$359,265

CWI 2 9/30/2016 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

2016 Acquisitions

During the nine months ended September 30, 2016, we acquired five hotels, which were considered to be business combinations. We refer to these investments as our 2016 Acquisitions.

Seattle Marriott Bellevue

On January 22, 2016, we acquired a 95.4% interest in the Seattle Marriott Bellevue hotel from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities and noncontrolling interest, with a fair value totaling $175.9 million, as detailed in the table that follows.  The remaining 4.6% interest is retained by the original owner. The original owners’ contribution, which is held in a restricted cash account, was in the form of a $4.0 million Net Operating Interest, or NOI, Guarantee Reserve, which guarantees minimum predetermined NOI amounts to us over a period of approximately four years. The 384-room full-service hotel is located in Bellevue, Washington. The hotel continues to be managed by HEI Hotels & Resorts. In connection with this acquisition, we expensed acquisition costs of $5.3 million (of which $4.9 million was expensed during the nine months ended September 30, 2016 and $0.4 million was expensed during the year ended December 31, 2015), including acquisition fees of $4.7 million paid to our Advisor. We obtained a limited-recourse mortgage loan on the property of $100.0 million upon acquisition (Note 8). In addition, the equity portion of our investment was financed, in part, by a loan of $20.0 million from WPC, which was fully repaid in February 2016 (Note 3).

Le Méridien Arlington

On June 28, 2016, we acquired a 100% interest in the Le Méridien Arlington from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities and noncontrolling interest, with a fair value totaling $54.9 million, as detailed in the table that follows. The 154-room, full-service hotel is located in Rosslyn, Virginia. The hotel continues to be managed by HEI Hotels & Resorts. In connection with this acquisition, we expensed acquisition costs of $2.1 million during the nine months ended September 30, 2016, including acquisition fees of $1.5 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $35.0 million upon acquisition (Note 8).

San Jose Marriott

On July 13, 2016, we acquired a 100% interest in the San Jose Marriott from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities and noncontrolling interest, with a fair value totaling $153.8 million, as detailed in the table that follows. The 510-room, full-service hotel is located in San Jose, California. The hotel continues to be managed by Marriott International, Inc, or Marriott. In connection with this acquisition, we expensed acquisition costs of $4.8 million during the nine months ended September 30, 2016, including acquisition fees of $4.1 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $88.0 million upon acquisition (Note 8).

San Diego Marriott La Jolla

On July 21, 2016, we acquired a 100% interest in the San Diego Marriott La Jolla from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities and noncontrolling interest, with a fair value totaling $136.8 million, as detailed in the table that follows. The 372-room, full-service hotel is located in La Jolla, California. The hotel continues to be managed by HEI Hotels & Resorts. In connection with this acquisition, we expensed acquisition costs of $4.3 million during the nine months ended September 30, 2016, including acquisition fees of $3.7 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $85.0 million upon acquisition (Note 8).

Renaissance Atlanta Midtown Hotel

On August 30, 2016, we acquired a 100% interest in the Renaissance Atlanta Midtown Hotel from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities and noncontrolling interest, with a fair value totaling $78.8 million, as detailed in the table that follows. The 304-room, full-service hotel is located in Atlanta, Georgia. The hotel is managed by Davidson Hotels & Resorts. In connection with this acquisition, we expensed acquisition costs of $2.7 million during the nine months ended September 30, 2016, including acquisition fees of $2.2 million paid to our Advisor. We obtained two non-recourse mortgage loans on the property totaling $47.5 million upon acquisition (Note 8).

CWI 2 9/30/2016 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, at the dates of acquisition, and revenues and earnings thereon, since the respective date of acquisition through September 30, 2016 (in thousands):

	Seattle Marriott Bellevue (a)	Le Méridien Arlington (a)	San Jose Marriott (a)	San Diego Marriott La Jolla (a)	Renaissance Atlanta Midtown Hotel (a)
Acquisition Date	January 22, 2016	June 28, 2016	July 13, 2016	July 21, 2016	August 30, 2016
Cash consideration	$175,921	$54,891	$153,814	$136,782	$78,782
Assets acquired at fair value:
Building	$149,111	$42,791	$138,027	$110,338	$64,838
Land	19,500	9,167	7,650	20,264	8,400
Furniture, fixtures and equipment	11,600	4,567	8,160	6,216	5,365
Intangible assets	—	—	—	—	301
Accounts receivable	176	41	2,286	112	164
Other assets	388	290	423	607	323
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(854)	(1,965)	(2,732)	(755)	(609)
Contribution from noncontrolling interest at fair value	(4,000)	—	—	—	—
Net assets acquired at fair value	$175,921	$54,891	$153,814	$136,782	$78,782

	From Acquisition Dates Through September 30, 2016
Revenues	$24,232	$2,768	$10,663	$6,384	$1,876
Income from operations before income taxes	$6,750	$242	$2,478	$1,689	$500
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

CWI 2 9/30/2016 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the acquisitions that we completed during the nine months ended September 30, 2016 and 2015, and the new financings related to these acquisitions, had occurred on January 1, 2015 and 2014, respectively, with the exception of the acquisition of and new financing related to the Seattle Marriott Bellevue, which we present as if they had occurred on July 14, 2015, the opening date of the hotel. These transactions were accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on the dates listed above, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma total revenues	$59,960	$43,448	$186,678	$133,343

Pro forma net income (loss)	$2,888	$(5,588)	$15,809	$(12,868)
Pro forma loss (income) attributable to noncontrolling interests	31	(19)	(3,156)	(1,919)
Pro forma net income (loss) attributable to CWI 2 stockholders	$2,919	$(5,607)	$12,653	$(14,787)

Pro forma income (loss) per Class A share:
Net income (loss) attributable to CWI 2 stockholders	$1,286	$(5,024)	$7,013	$(14,095)
Basic and diluted pro forma weighted-average shares outstanding	24,582,390	31,370,984	32,782,964	29,905,392
Basic and diluted pro forma income (loss) per share	$0.05	$(0.16)	$0.21	$(0.47)

Pro forma income (loss) per Class T share:
Net income (loss) attributable to CWI 2 stockholders	$1,633	$(583)	$5,640	$(692)
Basic and diluted pro forma weighted-average shares outstanding	32,369,314	3,223,540	27,167,264	1,317,142
Basic and diluted pro forma income (loss) per share	$0.05	$(0.18)	$0.21	$(0.53)

The pro forma weighted-average shares outstanding were determined as if the number of shares required to raise any funds needed for the acquisitions we completed during the nine months ended September 30, 2016 and 2015 were issued on January 1, 2015 and 2014, respectively, with the exception of the Seattle Marriott Bellevue, which were determined as if the number of shares required were issued on July 14, 2015. We assumed that we would have issued Class A shares to raise such funds. All acquisition costs for the acquisitions we completed during the nine months ended September 30, 2016 and 2015 are presented as if they were incurred on January 1, 2015 and 2014, respectively, with the exception of the acquisition costs for the Seattle Marriott Bellevue, which are presented as if they were incurred on July 14, 2015.

Construction in Progress

At September 30, 2016 and December 31, 2015, construction in progress, recorded at cost, was $12.9 million and $5.1 million, respectively, and in each case related primarily to planned renovations at the Marriott Sawgrass Golf Resort & Spa (Note 9). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.4 million and $0.6 million during the three and nine months ended September 30, 2016, respectively. Less than $0.1 million of such costs were capitalized during each the three and nine months ended September 30, 2015. At September 30, 2016 and December 31, 2015, accrued capital expenditures were $6.4 million and $1.2 million, respectively, representing non-cash investing activity.

CWI 2 9/30/2016 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Equity Investment in Real Estate

At September 30, 2016, we owned an equity interest in one Unconsolidated Hotel, together with CWI 1 and an unrelated third party. We do not control the venture that owns this hotel, but we exercise significant influence over it. We account for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interest in our equity investment in real estate and its carrying value. The carrying value of this venture is affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotel	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at September 30, 2016	Carrying Value at
								September 30, 2016	December 31, 2015
Ritz-Carlton Key Biscayne Venture (b) (c)	FL	458	19.3%	$37,559	5/29/2015	Resort	In Progress	$35,743	$37,599
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

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

(c)
We received cash distributions of $0.1 million and $0.5 million from this investment during the three and nine months ended September 30, 2016, respectively. During the third quarter of 2016, we also received a distribution of $3.8 million representing a return of capital for our share of proceeds from a mortgage refinancing in July 2016. We capitalized the refinancing fee paid to the advisor totaling $0.1 million. At both September 30, 2016 and December 31, 2015, the unamortized basis differences on our equity investment were $1.9 million. Net amortization of the basis differences reduced the carrying value of our equity investment by less than $0.1 million for both the three and nine months ended September 30, 2016 and 2015.

The following table sets forth our share of equity in earnings from our Unconsolidated Hotel, which is based on the hypothetical liquidation at book value model as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unconsolidated Hotel	2016	2015	2016	2015
Ritz-Carlton Key Biscayne Venture	$709	$782	$2,324	$1,112

No other-than-temporary impairment charges were recognized during either the three or nine months ended September 30, 2016 and 2015.

CWI 2 9/30/2016 10-Q – 18

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three and nine months ended September 30, 2016 or 2015. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse and limited-recourse debt, which we have classified as Level 3, had a carrying value of $571.6 million and $207.9 million at September 30, 2016 and December 31, 2015, respectively, and an estimated fair value of $575.5 million and $209.4 million at September 30, 2016 and December 31, 2015, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2016 and December 31, 2015.

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

CWI 2 9/30/2016 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Interest rate caps	Other assets	$82	$24	$—	$—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(1,077)	—
		$82	$24	$(1,077)	$—

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both September 30, 2016 and December 31, 2015, no cash collateral had been posted nor received for any of our derivative positions.

We recognized an unrealized gain of $0.5 million and an unrealized loss of $0.1 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swap and caps during the three months ended September 30, 2016 and 2015, respectively, and unrealized losses of $1.7 million and $0.1 million during the nine months ended September 30, 2016 and 2015, respectively.

We reclassified $0.2 million and $0.5 million of losses from Other comprehensive income (loss) on derivatives into Interest expense during the three and nine months ended September 30, 2016, respectively. No such losses were reclassified during the three or nine months ended September 30, 2015.

Amounts reported in Other comprehensive income (loss) related to our interest rate swap and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At September 30, 2016, we estimated that $0.6 million will be reclassified as Interest expense during the next 12 months related to our interest rate swap and caps.

Interest Rate Swap and Caps

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

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at September 30, 2016 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	September 30, 2016
Interest rate caps	6	$290,500	$82
Interest rate swap	1	100,000	(1,077)
			$(995)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2016. At September 30, 2016, our total credit exposure and the maximum exposure to any single counterparty were both $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2016, we had not been declared in default on any of our derivative obligations. The estimated

CWI 2 9/30/2016 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

fair value of our derivatives in a net liability position was $1.1 million at September 30, 2016, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.2 million. We had no derivatives that were in a net liability position at December 31, 2015.

Note 8. Debt

The following table presents the non-recourse and limited-recourse debt, net on our Consolidated Hotels (dollars in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	September 30, 2016	December 31, 2015
Courtyard Nashville Downtown (a) (b)	3.53%	Variable	5/2019	$41,620	$41,509
San Jose Marriott (a) (c)	3.26%	Variable	7/2019	87,373	—
Renaissance Atlanta Midtown Hotel (a) (c) (d)	3.53%, 10.53%	Variable	8/2019	46,526	—
Marriott Sawgrass Golf Resort & Spa (a)	4.37%	Variable	11/2019	78,000	66,700
Seattle Marriott Bellevue (a) (b)	3.88%	Variable	1/2020	99,120	—
Le Méridien Arlington (a) (b)	3.27%	Variable	6/2020	34,466	—
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	99,715	99,679
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,817	—
				$571,637	$207,888
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rate range presented for these mortgage loans reflect the rates in effect at September 30, 2016 through the use of an interest rate cap or swap, when applicable.

(b)	These mortgage loans each have a one-year extension option, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(c)	These mortgage loans have two one-year extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(d)
The debt is comprised of a $34.0 million senior mortgage loan with a floating annual interest rate of LIBOR plus 3.0% and a $13.5 million mezzanine loan with a floating annual interest rate of LIBOR plus 10.0%, both subject to interest rate caps. Both loans have a maturity date of August 30, 2019.

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

In connection with our acquisition of the San Jose Marriott, we obtained a non-recourse mortgage loan of $88.0 million, with a floating annual interest rate of LIBOR plus 2.8%, which is subject to an interest rate cap. The loan is interest-only for 36 months and has a maturity date of July 12, 2019. We recognized $0.7 million of deferred financing costs related to this loan.

CWI 2 9/30/2016 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

In connection with our acquisition of the San Diego Marriott La Jolla, we obtained a non-recourse mortgage loan of $85.0 million with a fixed interest rate of 4.1%. The loan is interest-only for 36 months and has a maturity date of August 1, 2023. We recognized $0.2 million of deferred financing costs related to this loan.

In connection with our acquisition of the Renaissance Atlanta Midtown Hotel, we obtained debt comprised of a $34.0 million senior mortgage loan with a floating annual interest rate of LIBOR plus 3.0% and a $13.5 million mezzanine loan with a floating annual interest rate of LIBOR plus 10.0%, both subject to interest rate caps. Each loan is interest-only for 36 months and has a maturity date of August 30, 2019. We recognized $1.0 million of deferred financing costs related to this loan.

During the nine months ended September 30, 2016, we drew down the remaining $11.3 million available under the $78.0 million Marriott Sawgrass Golf Resort & Spa mortgage financing commitment for renovations at the hotel.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At September 30, 2016, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder)	$—
2017	640
2018	960
2019	258,559
2020	136,087
Thereafter through 2023	179,254
575,500
Deferred financing costs (a)	(3,863)
Total	$571,637
___________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets to Non-recourse and limited-recourse debt, net, as of December 31, 2015 (Note 2).

Note 9. Commitments and Contingencies

At September 30, 2016, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Pursuant to our advisory agreement, we are liable for certain expenses related to our initial public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) limited to 4% of the gross proceeds from the offering if the gross proceeds are less than $500.0 million, 2% of the gross proceeds from the offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750.0 million or more. Through September 30, 2016, our Advisor incurred organization and offering costs on our behalf of approximately $7.1 million, all of which we were obligated to pay. Unpaid costs of $0.3 million were included in Due to affiliates in the consolidated financial statements at September 30, 2016.

CWI 2 9/30/2016 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotel beyond our original investment.

At September 30, 2016, six hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that one will be completed during the fourth quarter of 2016, two will be completed during the first half of 2017, one will be completed during the second half of 2017, one will be completed during the first half of 2018 and one will be completed during the second half of 2018. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	September 30, 2016	December 31, 2015
Capital commitments	$48,327	$27,100
Less: paid	(17,231)	(4,390)
Unpaid commitments	31,096	22,710
Less: amounts in cash or restricted cash designated for renovations	(31,096)	(9,607)
Unfunded commitments	$—	$13,103

Note 10. (Loss) Income Per Share and Equity

(Loss) Income Per Share

The following table presents (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income (Loss)	Basic and Diluted Income (Loss) Per Share
Class A common stock	19,805,154	$(2,792)	$(0.14)	2,503,513	$50	$0.02
Class T common stock	32,369,314	(4,624)	(0.14)	3,223,540	(1)	—
Net (loss) income attributable to CWI 2 stockholders		$(7,416)			$49

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	17,489,897	$(4,110)	$(0.23)	1,037,921	$(2,930)	$(2.82)
Class T common stock	27,167,264	(6,556)	(0.24)	1,317,142	(3,790)	(2.88)
Net loss attributable to CWI 2 stockholders		$(10,666)			$(6,720)

The allocation of Net (loss) income attributable to CWI 2 is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for each respective period. For the three and nine months ended September 30, 2016, the allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.1 million and $0.2 million, respectively, which is only applicable to holders of Class T common stock. For both the three and nine months ended September 30, 2015, the allocation for the Class A common stock excludes a shareholder servicing fee of less than $0.1 million, which is only applicable to holders of Class T common stock (Note 3).

CWI 2 9/30/2016 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30,
Gains and Losses on Derivative Instruments	2016	2015
Beginning balance	$(1,886)	$(37)
Other comprehensive income (loss) before reclassifications	498	(58)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	190	—
Total	190	—
Net current period other comprehensive income (loss)	688	(58)
Net current period other comprehensive (gain) loss attributable to noncontrolling interests	(1)	8
Ending balance	$(1,199)	$(87)

	Nine Months Ended September 30,
Gains and Losses on Derivative Instruments	2016	2015
Beginning balance	$(94)	$—
Other comprehensive loss before reclassifications	(1,651)	(95)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	544	—
Total	544	—
Net current period other comprehensive loss	(1,107)	(95)
Net current period other comprehensive loss attributable to noncontrolling interests	2	8
Ending balance	$(1,199)	$(87)

Share-Based Payments

2015 Equity Incentive Plan

We maintain the 2015 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the Subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2015 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 2,000,000 shares may be granted under this plan, of which 1,911,264 shares remained available for future grants at September 30, 2016. During the nine months ended September 30, 2016 and 2015, we granted 42,260 RSUs and 30,250 RSUs, respectively, all of which were awarded in the second quarter of the year to employees of the Subadvisor and are scheduled to vest over approximately three years, subject to continued employment. Of those shares granted, 6,274 were forfeited during the nine months ended September 30, 2016.

Shares Granted to Directors

During the nine months ended September 30, 2016 and 2015, we issued 10,000 shares and 12,500 shares, respectively, of Class A common stock to our independent directors, at $10.53 and $10.00 per share, respectively, as part of their director compensation.

We recognized stock-based compensation expense related to the awards of RSUs to employees of the Subadvisor and shares issued to our directors totaling $0.1 million and less than $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.2 million for both the nine months ended September 30, 2016 and 2015. Stock-based compensation expense is included within Corporate general and administrative expenses in the consolidated financial statements.

CWI 2 9/30/2016 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

The awards to employees of the Subadvisor had a weighted-average remaining contractual term of 2.2 years at September 30, 2016. At September 30, 2016, we had 56,153 nonvested RSUs outstanding, and we currently expect to recognize stock-based compensation expense totaling approximately $0.5 million over the remaining vesting period. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of this plan.

Distributions

During the third quarter of 2016, our board of directors declared per share distributions at a rate of $0.0018621 and $0.0015760 per day for our Class A and Class T common stock, respectively. The distributions are comprised of $0.0015013 and $0.0012152 payable in cash, respectively, and $0.0003608 and $0.0003608 payable in shares of our Class A and Class T common stock, respectively, to stockholders of record on each day of the quarter and were paid on October 14, 2016 in the aggregate amount of $6.3 million.

For the nine months ended September 30, 2016, our board of directors declared distributions totaling $15.8 million, including distributions of $9.5 million declared during the six months ended June 30, 2016. We paid distributions of $11.3 million during the nine months ended September 30, 2016, comprised of distributions declared during the six months ended June 30, 2016 and the three months ended December 31, 2015 of $9.5 million and $1.9 million, respectively.

Note 11. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2016. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2016 and 2015. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.
Certain of our subsidiaries have elected taxable REIT subsidiary, or TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and nine months ended September 30, 2016 and 2015. Current income tax expense was $1.4 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $2.3 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.
Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that more likely than not we will not realize the deferred tax asset based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRS were recorded, as necessary, as of September 30, 2016 and December 31, 2015. Deferred tax assets (net of valuation allowance) totaled $1.9 million and $1.0 million at September 30, 2016 and December 31, 2015, respectively and are included in Other assets in the consolidated financial statements. The majority of our deferred tax assets relate to net operating losses, accrued expenses and key money liability. Provision for income taxes included deferred income tax benefits of less than $0.1 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively, and $0.1 million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively.

CWI 2 9/30/2016 10-Q – 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2015 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2015 Annual Report, we are a publicly-owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through our Advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. At September 30, 2016, we held ownership interests in nine hotels, with a total of 3,288 rooms.

As of September 30, 2016, we have raised a total of $535.8 million through our initial public offering, exclusive of DRIP. We intend to invest our proceeds in a diversified lodging portfolio, inclusive of full-service, select-service and resort hotels. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We may invest in hotels that then undergo significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Management Changes

On September 22, 2016, we announced that Mr. Hisham A. Kader resigned as Chief Financial Officer, effective October 14, 2016. Ms. ToniAnn Sanzone was appointed Chief Financial Officer, having served as WPC’s Chief Accounting Officer since 2015 and Mr. Noah K. Carter, our Controller, was appointed Chief Accounting Officer.

Public Offering

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1.4 billion of Class A shares, was declared effective by the SEC under the Securities Act. The Registration Statement also covered the offering of up to $600.0 million of Class A shares under the DRIP. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering and under our DRIP, which was declared effective by the SEC on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1.4 billion in the initial public offering and up to $600.0 million through our DRIP. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and other selected dealers. Through October 31, 2016, we raised gross offering proceeds for our Class A common stock and Class T common stock of $207.1 million and $356.5 million, respectively. We currently intend to sell shares through our initial public offering until March 31, 2017.

We intend to use the net proceeds of the offering to continue to acquire, own and manage a portfolio of interests in lodging and lodging-related properties.

Acquisitions

During the nine months ended September 30, 2016, we acquired ownership interests in five Consolidated Hotels, with real estate and other hotel assets, net of assumed liabilities and noncontrolling interest, totaling $600.2 million (Note 4).

Financings

In connection with our 2016 Acquisitions (Note 4), we obtained non-recourse and limited-recourse mortgage financing totaling $355.5 million, with a weighted-average annual interest rate and term of 3.9% and 4.3 years, respectively (Note 8).

CWI 2 9/30/2016 10-Q – 26

On January 20, 2016, we borrowed $20.0 million from WPC at LIBOR plus 1.1% with a maturity date of February 17, 2016, which we used to fund, in part, the acquisition of the Seattle Marriott Bellevue (Note 3). This loan was repaid in full on February 10, 2016 using proceeds from our initial public offering.

During the nine months ended September 30, 2016, we drew down the remaining $11.3 million available under the $78.0 million Marriott Sawgrass Golf Resort & Spa mortgage financing commitment for renovations at the hotel.

Industry Update

On September 23, 2016, Marriott completed its acquisition of Starwood Hotels & Resorts Worldwide, Inc., or Starwood. We will continue to assess the potential impact, if any, of the merger on our business.

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Hotel revenues	$54,363	$12,978	$122,176	$31,511
Acquisition-related expenses	11,399	323	18,936	8,184
Net (loss) income attributable to CWI 2 stockholders	(7,416)	49	(10,666)	(6,720)

Cash distributions paid	5,566	45	11,320	45

Net cash provided by (used in) operating activities			17,884	(1,573)
Net cash used in investing activities			(631,900)	(173,945)
Net cash provided by financing activities			627,427	235,356

Supplemental Financial Measures: (a)
FFO attributable to CWI 2 stockholders	(1,358)	1,301	2,597	(4,514)
MFFO attributable to CWI 2 stockholders	9,645	1,593	21,078	3,699

Consolidated Hotel Operating Statistics
Occupancy	81.0%	71.9%	79.4%	77.0%
ADR	$204.31	$163.70	$203.58	$182.35
RevPAR	$165.57	$117.71	161.63	$140.47
___________

(a)
We consider the performance metrics listed above, including funds (used in) from operations, or FFO; and modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective years. We began operations in May 2014 and did not acquire our first hotel until April 2015. At September 30, 2016, we owned eight Consolidated Hotels, five of which were acquired during the nine months ended September 30, 2016. At September 30, 2015, we owned two Consolidated Hotels, both of which were acquired during the three months ended June 30, 2015.

CWI 2 9/30/2016 10-Q – 27

Portfolio Overview

Summarized Acquisition Data

The following table sets forth acquisition data and therefore excludes subsequent improvements and capitalized costs for our eight Consolidated Hotels and one Unconsolidated Hotel. Amounts for our initial investment for our Consolidated Hotels represent the fair value of net assets acquired less the fair value of noncontrolling interests, exclusive of acquisition expenses and the fair value of any debt assumed, at the time of acquisition. Amounts for our initial investment for our Unconsolidated Hotels represent purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition (dollars in thousands).

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at September 30, 2016
Consolidated Hotels
Marriott Sawgrass Golf Resort & Spa (a)	FL	511	50%	$24,764	4/1/2015	Resort	In progress
Courtyard Nashville Downtown	TN	192	100%	58,498	5/1/2015	Select-Service	In progress
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	168,809	11/4/2015	Full-Service	Planned future
Seattle Marriott Bellevue	WA	384	95.4%	175,921	1/22/2016	Full-Service	None planned
Le Méridien Arlington	VA	154	100%	54,891	6/28/2016	Full-Service	Completed
San Jose Marriott	CA	510	100%	153,814	7/13/2016	Full-Service	Planned future
San Diego Marriott La Jolla	CA	372	100%	136,782	7/21/2016	Full-Service	Planned future
Renaissance Atlanta Midtown Hotel	GA	304	100%	78,782	8/30/2016	Full-Service	Planned future
		2,830		$852,261
Unconsolidated Hotel
Ritz-Carlton Key Biscayne (b)	FL	458	19.3%	$37,559	5/29/2015	Resort	In progress

_________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

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

CWI 2 9/30/2016 10-Q – 28

The following table presents our comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Hotel Revenues	$54,363	$12,978	$41,385	$122,176	$31,511	$90,665

Hotel Expenses	41,759	12,416	29,343	92,569	26,628	65,941

Other Operating Expenses
Acquisition-related expenses	11,399	323	11,076	18,936	8,184	10,752
Corporate general and administrative expenses	1,257	679	578	3,616	1,541	2,075
Asset management fees to affiliate and other	1,452	474	978	3,300	681	2,619
	14,108	1,476	12,632	25,852	10,406	15,446

Operating (Loss) Income	(1,504)	(914)	(590)	3,755	(5,523)	9,278

Other Income and (Expenses)
Interest expense	(5,255)	(1,353)	(3,902)	(11,468)	(2,518)	(8,950)
Equity in earnings of equity method investment in real estate	709	782	(73)	2,324	1,112	1,212
Other income and (expenses)	6	3	3	28	(25)	53
	(4,540)	(568)	(3,972)	(9,116)	(1,431)	(7,685)

Loss from Operations Before Income Taxes	(6,044)	(1,482)	(4,562)	(5,361)	(6,954)	1,593
(Provision for) benefit from income taxes	(1,403)	1,550	(2,953)	(2,149)	1,450	(3,599)
Net (Loss) Income	(7,447)	68	(7,515)	(7,510)	(5,504)	(2,006)
Loss (income) attributable to noncontrolling interests	31	(19)	50	(3,156)	(1,216)	(1,940)
Net (Loss) Income Attributable to CWI 2 Stockholders	$(7,416)	$49	$(7,465)	$(10,666)	$(6,720)	$(3,946)

Supplemental financial measure:(a)
MFFO Attributable to CWI 2 Stockholders	$9,645	$1,593	$8,052	$21,078	$3,699	$17,379
___________

(a)
We consider MFFO, a non-GAAP measure, to be an important metric in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

CWI 2 9/30/2016 10-Q – 29

Hotel Revenues

The following table sets forth revenues of our Consolidated Hotels for the three and nine months ended September 30, 2016 and 2015. In the year of acquisition, this information represents data from the hotel’s respective acquisition date through the period end (in thousands).

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
Consolidated Hotels	Room	Food and Beverage	Other Operating Revenue	Total Hotel Revenues	Room	Food and Beverage	Other Operating Revenue	Total Hotel Revenues
Marriott Sawgrass Golf Resort & Spa	$3,713	$4,109	$1,356	$9,178	$3,995	$3,267	$1,656	$8,918
Courtyard Nashville Downtown	3,856	247	233	4,336	3,618	264	178	4,060
Embassy Suites by Hilton Denver-Downtown/Convention Center	6,849	1,646	503	8,998	—	—	—	—
Seattle Marriott Bellevue	7,029	2,826	414	10,269	—	—	—	—
Le Méridien Arlington	2,039	559	60	2,658	—	—	—	—
San Jose Marriott	8,124	2,244	295	10,663	—	—	—	—
San Diego Marriott La Jolla	4,779	1,298	308	6,385	—	—	—	—
Renaissance Atlanta Midtown	1,455	290	131	1,876	—	—	—	—
	$37,844	$13,219	$3,300	$54,363	$7,613	$3,531	$1,834	$12,978

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
Consolidated Hotels	Room	Food and Beverage	Other Operating Revenue	Total Hotel Revenues	Room	Food and Beverage	Other Operating Revenue	Total Hotel Revenues
Marriott Sawgrass Golf Resort & Spa	$16,425	$17,359	$5,219	$39,003	$11,065	$9,752	$3,793	$24,610
Courtyard Nashville Downtown	11,686	774	624	13,084	6,197	413	291	6,901
Embassy Suites by Hilton Denver-Downtown/Convention Center	17,749	4,929	1,486	24,164	—	—	—	—
Seattle Marriott Bellevue	17,197	6,099	936	24,232	—	—	—	—
Le Méridien Arlington	2,130	578	61	2,769	—	—	—	—
San Jose Marriott	8,124	2,244	295	10,663	—	—	—	—
San Diego Marriott La Jolla	4,779	1,298	308	6,385	—	—	—	—
Renaissance Atlanta Midtown	1,455	290	131	1,876	—	—	—	—
	$79,545	$33,571	$9,060	$122,176	$17,262	$10,165	$4,084	$31,511

CWI 2 9/30/2016 10-Q – 30

Hotel Expenses

The following table sets forth expenses of our Consolidated Hotels for the three and nine months ended September 30, 2016 and 2015. In the year of acquisition, this information represents data from the hotel’s respective acquisition date through the period end (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Hotels	2016	2015	2016	2015
Marriott Sawgrass Golf Resort & Spa	$9,873	$10,011	$33,812	$22,588
Courtyard Nashville Downtown	2,637	2,405	7,833	4,040
Embassy Suites by Hilton Denver-Downtown/Convention Center	5,753	—	16,659	—
Seattle Marriott Bellevue	6,799	—	17,482	—
Le Méridien Arlington	2,440	—	2,526	—
San Jose Marriott	8,185	—	8,185	—
San Diego Marriott La Jolla	4,696	—	4,696	—
Renaissance Atlanta Midtown	1,376	—	1,376	—
	$41,759	$12,416	$92,569	$26,628

Acquisition-Related Expenses

We immediately expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations.

For the three and nine months ended September 30, 2016 as compared to the same periods in 2015, acquisition-related expenses increased by $11.1 million and $10.8 million, respectively, reflecting an increase in investment volume during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Corporate General and Administrative Expenses

For the three and nine months ended September 30, 2016 as compared to the same periods in 2015, corporate general and administrative expenses increased by $0.6 million and $2.1 million, respectively, primarily as a result of an increase in professional fees and reimbursements to our Advisor for the cost of personnel and overhead expenses. Professional fees, which include legal, accounting and investor-related expenses incurred in the normal course of business, increased primarily as a result of an increase in the size of our hotel portfolio due to our 2015 Acquisitions and 2016 Acquisitions.

Asset Management Fees to Affiliate and Other

Asset management fees to affiliate and other primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our Advisor (Note 3).

For the three and nine months ended September 30, 2016 as compared to the same periods in 2015, asset management fees to affiliate and other increased by $1.0 million and $2.6 million, respectively, reflecting the impact of our 2015 Acquisitions and 2016 Acquisitions, which increased the asset base from which our Advisor earns a fee. We settled all asset management fees for the three and nine months ended September 30, 2016 and 2015 in shares of our Class A common stock at the request of our Advisor.

Interest Expense

For the three and nine months ended September 30, 2016 as compared to the same periods in 2015, interest expense increased by $3.9 million and $9.0 million, respectively, primarily as a result of mortgage financing obtained in connection with our 2015 Acquisitions and 2016 Acquisitions.

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

CWI 2 9/30/2016 10-Q – 31

(Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary.

During the three and nine months ended September 30, 2016 as compared to the same periods in 2015, equity in earnings on the Ritz-Carlton Key Biscayne Venture increased by $0.1 million and $1.2 million, respectively. We acquired our interest in this venture on May 29, 2015.

Loss (Income) Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2016	2015	2016	2015
Marriott Sawgrass Golf Resort & Spa Venture (a)	$711	$158	$(1,512)	$(1,039)
Seattle Marriott Bellevue	420	—	321	—
Operating Partnership - Available Cash Distribution (Note 3)	(1,100)	(177)	(1,965)	(177)
	$31	$(19)	$(3,156)	$(1,216)
___________

(a)	We purchased our 50% interest in this venture on April 1, 2015.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2016 as compared to the same periods in 2015, MFFO increased by $8.1 million and $17.4 million, respectively, primarily reflecting operating results from our 2015 and 2016 investment activity.

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

CWI 2 9/30/2016 10-Q – 32

We have raised aggregate gross proceeds in our initial public offering of approximately $563.6 million through October 31, 2016 detailed as follows (in thousands):

	Funds Raised
Period	Class A	Class T	Total
From Inception to June 30, 2015 (a)	$7,980	$8,983	$16,963
Q3 2015 (a)	32,849	42,646	75,495
Q4 2015 (a)	64,916	89,601	154,517
Q1 2016 (a)	60,724	96,300	157,024
Q2 2016 (b)	17,373	48,990	66,363
Q3 2016 (b)	17,741	47,672	65,413
October 2016 (b)	5,526	22,318	27,844
	$207,109	$356,510	$563,619
_________

(a)	The initial offering prices were $10.00 and $9.45 per share for our Class A and Class T shares of common stock, respectively.

(b)	We published our initial NAVs in March 2016 and subsequently adjusted our offering prices to $11.70 and $11.05 per share for our Class A and Class T shares of common stock, respectively.

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

Operating Activities

During the nine months ended September 30, 2016, net cash provided by operating activities was $17.9 million, as compared to $1.6 million net cash used in operating activities for the same period in 2015. The net cash inflow during the nine months ended September 30, 2016 primarily resulted from net cash flow from hotel operations generated by our 2015 Acquisitions and 2016 Acquisitions, which more than offset acquisition-related expenses and other operating costs.

Investing Activities

During the nine months ended September 30, 2016, we used cash totaling $604.2 million for our 2016 Acquisitions (Note 4) and funded $14.9 million of capital expenditures for our Consolidated Hotels. We placed funds into and released funds from lender-held escrow accounts totaling $57.9 million and $39.3 million, respectively, for renovations, property taxes and insurance and placed and released deposits for hotel investments totaling $12.7 million and $16.7 million, respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $627.4 million, primarily as a result of (i) $275.5 million in funds raised through the issuance of shares of our common stock in our initial public offering, net of issuance costs, (ii) mortgage financing obtained in connection with our 2016 Acquisitions of $355.5 million, (iii) an $11.3 million total drawdown on the Marriott Sawgrass Golf Resort & Spa mortgage financing commitment for renovations and (iv) contributions received from noncontrolling interests totaling $4.0 million, representing the noncontrolling interest in the Seattle Marriott Bellevue. During the nine months ended September 30, 2016, we also received proceeds from a note payable to WPC of $20.0 million that was used to fund the equity portion of the acquisition of Seattle Marriott Bellevue (Note 3), which was repaid in full using offering proceeds during the period.

CWI 2 9/30/2016 10-Q – 33

The inflows were partially offset by cash distributions paid to stockholders of $11.3 million, deferred financing costs of $3.5 million and distributions to noncontrolling interests totaling $3.3 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the nine months ended September 30, 2016, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $11.3 million, which were comprised of cash distributions of $4.2 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $7.1 million. From Inception through September 30, 2016, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $18.3 million, which were comprised of cash distributions of $6.8 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $11.5 million.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 27% of total distributions declared for both the nine months ended September 30, 2016 and on a cumulative basis through that date, with the balance funded with proceeds from our initial public offering.  Our distribution coverage using Cash flow from operations was approximately 87% and 78% of total distributions declared for the nine months ended September 30, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering.  Until we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets with any remainder to be funded by the uninvested proceeds from our offering.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2016, we redeemed 28,744 shares and 37,328 shares of our Class A and Class T common stock, respectively, pursuant to our redemption plan, both at an average price per share of $10.01. During the nine months ended September 30, 2016, we received eight redemption requests for Class A common stock and eight redemption requests for Class T common stock, which were satisfied during that period. We have fulfilled 100% of the valid redemption requests that we received during the nine months ended September 30, 2016. We funded all share redemptions during the nine months ended September 30, 2016 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

CWI 2 9/30/2016 10-Q – 34

Summary of Financing

The table below summarizes our non-recourse and limited-recourse debt, net (dollars in thousands):

	September 30, 2016	December 31, 2015
Carrying Value
Fixed rate (a)	$184,531	$99,679
Variable rate (a):
Amount subject to interest rate cap, if applicable	287,986	108,209
Amount subject to interest rate swap	99,120	—
	387,106	108,209
	$571,637	$207,888
Percent of Total Debt
Fixed rate	32%	48%
Variable rate	68%	52%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.0%	3.9%
Variable rate (b)	3.9%	3.8%
_________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets to Non-recourse and limited-recourse debt, net as of December 31, 2015 (Note 2). Aggregate debt balance includes deferred financing costs totaling $3.9 million and $0.8 million as of September 30, 2016 and December 31, 2015, respectively.

(b)	The impact of our derivative instruments are reflected in the weighted-average interest rates.

Cash Resources

At September 30, 2016, our cash resources consisted of cash totaling $64.5 million, of which $14.7 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

We are able to borrow up to $110.0 million, in the aggregate, from WPC, at the sole discretion of the management of WPC, for the purpose of facilitating acquisitions approved by our investment committee (Note 3). We did not have any such borrowings outstanding at September 30, 2016.

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

We expect to use proceeds from our initial public offering, through which we currently intend to sell shares until March 31, 2017, as well as cash generated from operations and mortgage financing to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments.

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

CWI 2 9/30/2016 10-Q – 35

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at September 30, 2016, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse and limited-recourse debt — principal (a)	$575,500	$400	$180,284	$218,165	$176,651
Interest on borrowings (b)	96,593	23,094	45,093	17,482	10,924
Contractual capital commitments (c)	31,096	21,096	10,000	—	—
Due to Carey Financial (d)	9,941	3,478	6,463	—	—
Lease commitments (e)	379	87	175	117	—
Due to Advisor (f)	276	276	—	—	—
	$713,785	$48,431	$242,015	$235,764	$187,575
___________

(a)	Excludes deferred financing costs totaling $3.9 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.

(c)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(d)	Represents the estimated liability for the present value of the future distribution and shareholder servicing fees payable to Carey Financial (Note 3).

(e)	Lease commitments consist of our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities.

(f)	Represents amounts advanced by our Advisor for organization and offering costs subject to limitations under the advisory agreement (Note 3).

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

CWI 2 9/30/2016 10-Q – 36

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

CWI 2 9/30/2016 10-Q – 37

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

CWI 2 9/30/2016 10-Q – 38

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income attributable to CWI 2 stockholders	$(7,416)	$49	$(10,666)	$(6,720)
Adjustments:
Depreciation and amortization of real property	6,841	1,864	14,821	3,497
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(783)	(612)	(1,558)	(1,291)
Total adjustments	6,058	1,252	13,263	2,206
FFO attributable to CWI 2 stockholders — as defined by NAREIT	(1,358)	1,301	2,597	(4,514)
Adjustments:
Acquisition expenses (a)	11,399	323	18,936	8,184
Proportionate share of adjustments for partially owned entities - MFFO adjustments	(374)	(1)	(374)	29
Other rent adjustments	(22)	(30)	(81)	(30)
Realized loss on derivative instrument	—	—	—	30
Total adjustments	11,003	292	18,481	8,213
MFFO attributable to CWI 2 stockholders	$9,645	$1,593	$21,078	$3,699
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

CWI 2 9/30/2016 10-Q – 39

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations. At September 30, 2016, we held ownership interests in eight Consolidated Hotels and one Unconsolidated Hotel, and operate in the states of California, Colorado, Florida, Georgia, Tennessee, Virginia and Washington. Collectively, eight of our hotels are operated under the Marriott and Starwood brands, including seven operated under the Marriott brand and one operated under the Starwood brand. We also operate one hotel under the Hilton brand. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 for each hotel’s revenues and expenses.

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

At September 30, 2016, we estimated that the total fair value of our interest rate swap and caps, which are included in Accounts payable, accrued expenses and other and Other assets, respectively, in the consolidated financial statements, was in a net liability position of $1.0 million (Note 7).

At September 30, 2016, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. The annual interest rate on our fixed debt at September 30, 2016 ranged from 3.9% to 4.1%. The contractual annual interest rates on our variable-rate debt at September 30, 2016 ranged from 3.3% to 10.5%. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at September 30, 2016 and excludes deferred financing costs (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$2,394	$3,352	$179,254	$185,000	$184,036
Variable-rate debt	$—	$640	$960	$256,165	$132,735	$—	$390,500	$391,490

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2016 by an aggregate increase of $17.8 million or an aggregate decrease of $21.7 million, respectively.

CWI 2 9/30/2016 10-Q – 40

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 2 9/30/2016 10-Q – 41

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2016, we issued 104,308 shares of Class A common stock, at our most recently published NAV per share of $10.53 per share, to our Advisor as consideration for asset management fees. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From Inception and through September 30, 2016, we have issued a total of 326,041 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were either issued at our most recently published NAV per share of $10.53 per share or, prior to the initial NAV being published, $10.00 per share, which is the price at which our shares of our Class A common stock were sold in our initial public offering prior to the NAV being published.

Use of Offering Proceeds

Our Registration Statement (File No. 333-196681) for our initial public offering was initially declared effective by the SEC on February 9, 2015 with respect to our Class A shares. On April 1, 2015, we filed an amended registration statement to include Class T shares in our initial public offering, which was declared effective by the SEC on April 13, 2015. The initial offering prices were $10.00 and $9.45 per share for our Class A and Class T shares of common stock, respectively. We published NAVs for each share class in March 2016 and subsequently adjusted our offering prices to $11.70 and $11.05 per share for our Class A and Class T shares of common stock, respectively. As of September 30, 2016, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class T	Total
Shares registered (a)	47,863,248	76,018,100	123,881,348
Aggregate price of offering amount registered (a)	$560,000	$840,000	$1,400,000
Shares sold (b)	19,815,308	33,889,308	53,704,616
Aggregated offering price of amount sold	$201,583	$334,192	$535,775
Direct or indirect payments to our Advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(14,372)	(10,964)	(25,336)
Direct or indirect payments to broker-dealers	(6,007)	(9,192)	(15,199)
Net offering proceeds to the issuer after deducting expenses	$181,204	$314,036	495,240
Purchases of real estate related assets, net of financing costs and distributions to/contributions from noncontrolling interest			(352,392)
Repayment of note payable to affiliate			(122,447)
Proceeds from note payable to affiliate			122,447
Purchase of equity interest			(37,559)
Acquisition costs expensed			(32,069)
Net funds placed in escrow			(27,564)
Cash distributions paid to stockholders			(3,318)
Net deposits for hotel investments and mortgage financing			(1,521)
Working capital			23,675
Temporary investments in cash and cash equivalents			$64,492
___________

(a)
These amounts are based on the assumption that the shares sold in our initial public offering will be composed of 40% Class A common stock and 60% Class T common stock, which represents the approximate composition at September 30, 2016 and that the shares are being sold at our current offering prices of $11.70 and $11.05 per share, respectively.

(b)	Excludes Class A shares issued to affiliates, including our Advisor, and Class A and Class T shares issued pursuant to our DRIP.

CWI 2 9/30/2016 10-Q – 42

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2016:

	Class A		Class T
2016 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July	—	—	—	—	N/A	N/A
August	—	—	—	—	N/A	N/A
September	25,752	$10.01	36,923	$10.00	N/A	N/A
Total	25,752		36,923
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

CWI 2 9/30/2016 10-Q – 43

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

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 2 9/30/2016 10-Q – 44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	November 14, 2016
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	November 14, 2016
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 2 9/30/2016 10-Q – 45

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

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 2 9/30/2016 10-Q – 46