Form 10-K
period 2016-12-31
Carey Watermark Investors 2 Inc
filed 2017-03-23
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 18,430,834 and 29,888,623 of Class A and Class T shares, respectively, of outstanding common stock at June 30, 2016.
As of March 20, 2017, there were 26,048,840 shares of Class A common stock and 51,335,932 shares of Class T common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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

CWI 2 2016 10-K – 2

PART I

Item 1. Business.

General Development of Business

Overview

Carey Watermark Investors 2 Incorporated, or CWI 2, and, together with its consolidated subsidiaries, we, us or our, is a publicly owned, non-listed real estate investment trust, or REIT, that invests in, and through, Carey Lodging Advisors, LLC, a Delaware limited liability company, or our Advisor, manages and seeks to enhance the value of, interests in lodging and lodging-related properties primarily in the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through CWI 2 OP, LP, a Delaware limited partnership, or our Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings 2, LLC, or Carey Watermark Holdings 2, which is owned indirectly by W. P. Carey Inc., or WPC, holds a special general partner interest of 0.015% in the Operating Partnership. In order to qualify as a REIT, we cannot operate hotels directly; therefore, we lease our hotels to our wholly-owned taxable REIT subsidiaries, which we refer to as TRSs, and collectively as the TRS lessees. At December 31, 2016, we held ownership interests in ten hotels, with a total of 3,627 rooms.

We are managed by our Advisor, an indirect subsidiary of WPC, pursuant to an advisory agreement, dated February 9, 2015, as amended, among us, the Operating Partnership and our Advisor, which we refer to herein as the advisory agreement. Under the advisory agreement, our Advisor is responsible for managing our overall hotel portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. On February 9, 2015, CWA 2, LLC, or the Subadvisor, entered into a subadvisory agreement with our Advisor, which we refer to herein as the subadvisory agreement. The Subadvisor provides services to our Advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Mr. Michael G. Medzigian, our chief executive officer, subject to the continuing approval of our independent directors.

WPC is a publicly traded REIT listed on the New York Stock Exchange under the symbol “WPC.” During its more than 40-year history, WPC has sponsored and advised nine partnerships and eight REITs under the Corporate Property Associates and Carey Institutional Properties brand names, which we refer to as the CPA® Programs. Corporate Property Associates 17 – Global Incorporated and Corporate Property Associates 18 – Global Incorporated, collectively referred to as the CPA® REITs, are currently operating. We, Carey Watermark Investors Incorporated, or CWI 1, and the CPA® REITs are collectively referred to as the Managed REITs. Like us, CWI 1 is focused on investing in lodging and lodging-related properties. None of the CPA® REITs are focused on investing in lodging and lodging-related properties. WPC also advises Carey Credit Income Fund, or CCIF, a non-traded business development company, and Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning and operating student housing properties in Europe, which together with the Managed REITs are referred to as the Managed Programs.

Watermark Capital Partners, LLC is a private investment firm formed in May 2002 that focuses on assets that benefit from specialized marketing strategies and demographic shifts, including hotels and resorts, resort residential products, recreational projects (e.g. golf and club ownership programs), and new-urbanism and mixed-use projects. The principal of Watermark Capital Partners, Mr. Medzigian, has managed lodging properties valued in excess of $6.4 billion during his over 35 years of experience in the lodging and real estate industries, including as the chief executive officer of Lazard Freres Real Estate Investors, a real estate private equity management organization, and as a senior partner of Olympus Real Estate Corporation, the real estate fund management affiliate of Hicks, Muse, Tate and Furst Incorporated.

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1.4 billion of Class A shares, was declared effective by the SEC under the Securities Act of 1933, as amended, or the Securities Act. The Registration Statement also covered the offering of up to $600.0 million of Class A shares pursuant to our distribution reinvestment plan, or DRIP. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering and under our DRIP, which was declared effective by the SEC on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1.4 billion in the offering and up to $600.0 million through our DRIP. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, or Carey Financial, an affiliate of our Advisor, and other selected dealers. On March 6, 2017, we announced that our board of directors had determined to extend our offering from March 31, 2017 to December 31, 2017.

CWI 2 2016 10-K – 3

On May 15, 2015, aggregate subscription proceeds for our Class A and Class T common stock exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. From May 22, 2014, which we refer to as our Inception, through December 31, 2016, we raised offering proceeds of $219.2 million for our Class A common stock and $397.1 million for our Class T common stock. During the same period, we also raised $4.6 million and $6.9 million through our DRIP for our Class A and Class T common stock, respectively. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging-related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors.

In March 2016, we announced that our Advisor had determined our estimated net asset values per share, or NAVs, as of December 31, 2015 to be $10.53 for both our Class A and Class T shares of common stock. We currently intend to announce our NAVs as of December 31, 2016, as determined by our Advisor, in April 2017. Our offering will be suspended on or about March 31, 2017 while our Advisor completes its determination of our NAVs as of December 31, 2016 and updates our offering documents to reflect the NAVs and any related changes to the offering price of our shares.

We have no employees. At December 31, 2016, WPC employed 281 individuals who were available to perform services for us under our advisory agreement (Note 3) and Watermark Capital Partners employed 13 individuals who were available to perform services for us through the subadvisory agreement.

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

Our core strategy for achieving these objectives is to acquire, own, dispose of, manage, and seek to enhance the value of, interests in lodging and lodging related investments that are expected to generate current income and have the potential for growth through value add strategies. We employ value-added strategies, such as re-branding, renovating, expanding or changing hotel operators, when we believe such strategies will increase the operating results and values of the hotels we acquire. We regularly review the hotels in our portfolio to ensure that they continue to meet our investment criteria. If we were to conclude that a hotel’s value has been maximized, or that it no longer fits within our financial or strategic criteria, we may seek to sell the hotel and use the net proceeds for investments in our existing or new hotels, or to reduce our overall leverage. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel operators in all aspects of our hotels' operations, including advising and making recommendations regarding property positioning and repositioning, revenue and expense management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. We believe that we can add significant value to our portfolio through our intensive asset management strategies. Our executive and asset management teams have significant experience in hotels, as well as creating and implementing innovative asset management initiatives.

While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors, although we have not made any such investments to date. We will adjust our investment focus from time to time based upon market

CWI 2 2016 10-K – 4

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

We believe that the following market factors and attributes of our investment model are particularly important to our ability to meet our investment objective:

•
an investment model that incorporates a diversified lodging portfolio provides the potential to generate attractive risk adjusted returns across economic cycles, while mitigating the risks associated with any one geographic or lodging segment;

•	our investment model benefits from the continuing improvement in lodging industry fundamentals;

•	a lodging-centric investment strategy provides an opportunity for attractive returns and long-term growth in value, as well as a potentially effective inflation hedge;

•	as compared with certain other types of real estate assets, the lodging sector provides a broad range of value creation opportunities that can enhance returns;

•	we utilize a differentiated investment approach; and

•	our investment strategy, resources and investment structure differentiate us from other sources of capital for the real estate industry.

The lodging properties we acquire may include full-service branded hotels located in urban settings, resort properties, high-end independent urban and boutique hotels, select-service hotels and mixed-use projects with non-lodging components. Full-service hotels generally provide a full complement of guest amenities, including food and beverage services, meeting and conference facilities, concierge and room service and valet parking, among others. Select-service hotels typically have limited food and beverage outlets and do not offer comprehensive business or banquet facilities. Resort properties may include smaller boutique hotels and large-scale integrated resorts.

Through December 31, 2016, we have invested in seven full-service hotels, a select-service hotel and two resorts.

We may engage in securitization transactions with respect to any loans we purchase. We do not plan to make investments in sub-prime mortgages. All of our investments to date have been in the United States. However, we may consider, and are not prohibited under our organizational documents from making, investments outside the United States.

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

Our Portfolio

At December 31, 2016, our portfolio was comprised of our full or partial ownership in ten hotels with 3,627 guest rooms, all located in the U.S. market. See Item 2. Properties.

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

CWI 2 2016 10-K – 5

Financing Strategies

At December 31, 2016, our hotel portfolio, including both the hotels that we consolidate in our financial statements, or our Consolidated Hotels (as further discussed in Note 4), and the hotel that we record as an equity investment in our financial statements, or our Unconsolidated Hotel (as further discussed in Note 5), was 62% leveraged. We may fund some individual investments solely or primarily using our equity capital and others may be financed with greater than 50% leverage. Our organizational documents permit us to incur leverage of up to 75% of the total costs of our investments, or 300% of our net assets, whichever is less, or a higher amount with the approval of a majority of our independent directors.

Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through long-term secured and unsecured borrowings and the issuance of additional equity or securities.

Transactions With Affiliates

We may borrow funds or purchase properties from, or enter into joint ventures with, our Advisor, the Subadvisor, or their respective affiliates, including the other Managed REITs and WPC or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. We may also invest in other vehicles, such as real estate opportunity funds, that were formed, sponsored or managed by our Advisor or the Subadvisor and their respective affiliates. These transactions may take the form of jointly owned ventures, direct purchases or sales of assets or debt, mergers or other types of transactions. A majority of our directors (including the independent directors) must approve any significant investment in which we invest jointly with an entity sponsored and/or managed by our Advisor, the Subadvisor or their respective affiliates, including the other Managed REITs.

Competition

In raising funds for investment, we face active competition from other companies with similar investment objectives that seek to raise funds from investors through publicly registered non-traded funds, publicly traded funds and private funds such as hedge funds. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we can prudently manage. Competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities available to us.

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

CWI 2 2016 10-K – 6

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

CWI 2 2016 10-K – 7

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

The prices of the shares currently being offered through our initial public offering and DRIP have been determined by our board of directors in the exercise of its business judgment based upon our NAVs as of December 31, 2015. The valuation methodologies underlying our NAVs involved subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAVs if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved or (iii) the value of our portfolio at the time you were able to dispose of your shares.

A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to our investors and may adversely affect our performance.

There could be a substantial delay between the time you invest in our shares and the time that we substantially invest the net proceeds of our initial public offering, meaning that we have invested at least 90% of such net proceeds. We currently expect that it may take up to one year after the termination of our initial public offering until the offering proceeds are substantially invested. Pending investment, the balance of the proceeds of our offering will be invested in permitted temporary investments, which include short term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the proceeds of our offering could adversely affect our ability to pay distributions to our stockholders and adversely affect your total return. If we fail to timely invest the net proceeds of our offering and our distribution reinvestment plan or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected.

CWI 2 2016 10-K – 8

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

The amount of any distributions we may make is uncertain. We expect to use offering proceeds, borrowings, assets sale proceeds or other sources of cash, without limitation, to pay distributions in the future until we have substantially invested the net proceeds of our offering. In addition, we expect that our distributions will exceed our earnings until we have substantially invested the net proceeds from our offering. Our distribution coverage using FFO was approximately 19% of total distributions for both the year ended December 31, 2016 and on a cumulative basis through that date with the balance funded with proceeds from our offering. Our distribution coverage using cash flow from operations was approximately 89% and 83% of total distributions for the year ended December 31, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering. Distributions in excess of our earnings and profits could constitute a return of capital for U.S. federal income tax purposes. If we fund distributions from financings, then such financings will need to be repaid. If we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, and if we fund distributions with asset sale proceeds, we will not be able to benefit from those assets in the future. Financing distributions in any of the foregoing ways may affect our ability to generate future cash flows from operations and, therefore, reduce your overall return. In addition, since there may be a delay between the raising of offering proceeds and their investment in lodging or lodging-related properties, if we fund distributions from offering proceeds during the stages of the offering prior to the investment of a material portion of the offering proceeds, investors who acquire shares relatively early in our offering, as compared with later stockholders, may receive a greater return of offering proceeds as part of the earlier distributions to our stockholders.

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, (iv) issue shares of common stock to our independent directors or to our Advisor and its affiliates for payment of fees in lieu of cash, or (v) issue shares of common stock under our 2015 Equity Incentive Plan, then existing stockholders and investors purchasing shares in our initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share, which may be less than the per share proceeds received by us in our offering, and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

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

Subject to our intention to qualify as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. If we raise less money in our initial public offering than anticipated, we will have fewer assets and less diversification. Our investments may become concentrated in type or geographic location, which could subject us to significant concentration risks with potentially adverse effects on our ability to achieve our investment objectives.

CWI 2 2016 10-K – 9

We are an ‘‘emerging growth company’’ under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the JOBS Act. We are an ‘‘emerging growth company,’’ as defined in the JOBS Act, and therefore are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that normally are applicable to public companies. For so long as we remain an emerging growth company, we will not be required to (i) comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002, (ii) submit certain executive compensation matters to stockholder advisory votes pursuant to the ‘‘say on frequency’’ and ‘‘say on pay’’ provisions of Section 14A(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the ‘‘say on golden parachute’’ provisions of Section 14A(b) of the Exchange Act (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations), (iii) disclose more than two years of audited financial statements in a registration statement filed with the SEC, (iv) disclose selected financial data pursuant to the rules and regulations of the Securities Act (requiring selected financial data for the past five years or for the life of the issuer, if less than five years) in our periodic reports filed with the SEC for any period prior to the earliest audited period presented in this registration statement and (v) disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation as required by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010. We have not yet made a decision whether to take advantage of any of or all such exemptions. If we decide to take advantage of any of these exemptions, some investors may find our shares of common stock a less attractive investment as a result.

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

The U.S. Department of Labor’s regulation expanding the definition of fiduciary investment advice under ERISA could adversely affect our financial condition and results of operations.

On April 6, 2016, the U.S. Department of Labor, or the DOL, issued its final regulation addressing when a person providing investment advice with respect to an employee benefit plan or individual retirement account is considered to be a fiduciary under the Employee Retirement Income Security Act of 1974, or ERISA, and the Internal Revenue Code. The final regulation, which we refer to as the Fiduciary Rule, would significantly expand the class of advisers and the scope of investment advice that are subject to fiduciary standards, imposing the same fiduciary standards on advisers to individual retirement accounts that have historically only applied to plans covered under ERISA. The Fiduciary Rule also contains certain exemptions that allow investment advisers to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest, such as the Best Interest Contract Exemption and the Principal Transaction Exemption. The Fiduciary Rule was scheduled to take effect on April 10, 2017. However, the memorandum issued by the new presidential administration on February 3, 2017 has caused the DOL to seek a delay of the implementation date from the Office of Management and Budget. In addition, the DOL announced a temporary enforcement policy related to its recent proposal to extend the applicability date of the Fiduciary Rule for 60 days. As a result, we cannot predict when or how the Fiduciary Rule may be implemented.

The changes required in contemplation of the Fiduciary Rule have already triggered significant changes in the operations of financial advisors and broker-dealers. The implementation of the Fiduciary Rule could (i) have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts; and (ii) impact our ability to raise funds from individual retirement accounts. In the near term, we believe that these changes have already created uncertainty in the industry, which has negatively impacted fundraising from individual retirement accounts for unlisted REITs and direct participation programs generally.

CWI 2 2016 10-K – 10

Risks Related to Our Relationship with Our Advisor and The Subadvisor

Our success will be dependent on the performance of our Advisor and the Subadvisor.

Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of our Advisor in the acquisition of investments, the determination of any financing arrangements and the management of our assets. The current advisory agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor has previously sponsored CWI 1, which also focuses on lodging investments. Our Advisor has retained the services of the Subadvisor because the Subadvisor is experienced in investing in and managing hotel properties and other lodging-related assets, including for CWI 1. If either our Advisor or the Subadvisor fails to perform according to our expectations, we could be materially adversely affected.

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

We are subject to the risk that our Advisor will terminate the advisory agreement or that the Subadvisor will terminate the subadvisory agreement and that no suitable replacements will be found to manage us. We have no employees or separate facilities and are substantially reliant on our Advisor, which has significant discretion as to the implementation and execution of our business strategies. Our Advisor in turn is relying in part on the lodging experience of the Subadvisor. We can offer no assurance that our Advisor will remain our external manager, that the Subadvisor will continue to be retained or that we will continue to have access to our Advisor’s, WPC’s and/or Watermark Capital Partners’ professionals or their information or deal flow. If our Advisor terminates the advisory agreement or if our Advisor or the Subadvisor terminates the subadvisory agreement, we will not have such access and will be required to expend time and money to seek replacements, all of which may impact our ability to execute our business plan and meet our investment objectives.

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

CWI 2 2016 10-K – 11

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

The termination or resignation of CLA as our Advisor, or non-renewal of the advisory agreement, and replacement with an entity that is not an affiliate of our Advisor, all after two years from the start of operations of our operating partnership, would give our operating partnership the right, but not the obligation, to repurchase all or a portion of Carey Watermark Holdings 2’s interests in our operating partnership at the fair market value of those interests (and based in part on the fair value of our real estate portfolio) on the date of termination, as determined by an independent appraiser. This repurchase could be prohibitively expensive, could require the operating partnership to have to sell assets to raise sufficient funds to complete the repurchase and could discourage or deter us from terminating the advisory agreement, even for poor performance by our Advisor or the Subadvisor. Alternatively, if our operating partnership does not exercise its repurchase right, we might be unable to find another entity that would be willing to act as our Advisor while Carey Watermark Holdings 2 owns a significant interest in the operating partnership. If we do find another entity to act as our Advisor, we may be subject to higher fees than the fees charged by CLA.

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

Our Advisor, the Subadvisor and their respective affiliates and common directors with CWI 1 may be subject to conflicts of interest.

Our Advisor will manage our business and selects our investments. The Subadvisor will perform services for our advisor relating to us. Our Advisor and its affiliates serve as the advisor to CWI 1, CPA®:17 - Global and CPA®:18 - Global, and CCIF; and the Subadvisor serves as the Subadvisor to CWI 1. In addition, currently all of our directors and officers are also directors and officers of CWI 1. Our Advisor, the Subadvisor, their respective affiliates and the common directors we share with CWI 1 have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and our Advisor and its affiliates include:

•	competition with CWI 1, which has recently raised funds and has similar investment objectives to us, for the time and attention of our Advisor and the Subadvisor;

CWI 2 2016 10-K – 12

•	competition with CWI 1 for investment opportunities and financing opportunities, and the allocation of investments that are suitable for CWI 1 and CWI 2;

•
competition with CPA®:17 - Global and CPA®:18 - Global, and in particular CCIF, which is also still raising funds, as well as future entities managed by W. P. Carey for the time and attention of our Advisor;

•
the receipt of compensation by our Advisor and the Subadvisor for acquisitions of investments, leases, sales and financing for us, which may cause our Advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•
agreements between us and our Advisor, and between our Advisor and the Subadvisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis as would occur if the agreements were with unaffiliated third parties;

•
acquisitions of single assets or portfolios of assets from affiliates, including WPC, CWI 1 and/or the CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

•
a decision by our Advisor’s asset operating committee (on our behalf) of whether to hold or sell an asset. This decision could impact the timing and amount of fees payable to our Advisor and the Subadvisor as well as allocations and distributions payable to Carey Watermark Holdings 2 pursuant to its special general partner interest. On the one hand, our Advisor receives asset management fees and may decide not to sell an asset. On the other hand, our Advisor receives disposition fees and Carey Watermark Holdings 2 will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its operating partnership profits interest, and the Subadvisor will share in certain of those fees and distributions;

•	potential business combination transactions, including mergers, with W. P. Carey, Watermark Capital Partners or entities managed by them;

•	decisions regarding liquidity events, which may entitle our Advisor, the Subadvisor and their affiliates to receive additional fees and distributions in respect of the liquidations;

•
a recommendation by our Advisor that we declare distributions at a particular rate because our Advisor and Carey Watermark Holdings 2 may begin collecting subordinated fees once the applicable preferred return rate has been met;

•
disposition fees based on the sale price of assets and interests in disposition proceeds based on net cash proceeds from sale, exchange or other disposition of assets may cause a conflict between our Advisor’s desire to sell an asset and our plans to hold or sell the asset;

•	the termination of the advisory agreement and other agreements with our Advisor, the Subadvisor and their affiliates; and

•
as of December 31, 2016, our Advisor and its affiliates own approximately 2.2% of our outstanding common stock, which gives the Advisor influence over our affairs even if we were to terminate the advisory agreement (there can be no assurance that such affiliates will act in accordance with our interests when exercising the voting power of their shares).

Each of our Advisor and the Subadvisor has agreed to present to our investment committee all opportunities to invest in lodging investments in the Americas. Investments will be allocated between CWI 1 and us in accordance with our investment allocation guidelines. If our investment committee rejects an investment opportunity that has been presented to it, each of our Advisor and the Subadvisor will be free to allocate such opportunity to itself or to another entity managed by it.

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

Most of the officers and certain of the directors of our Advisor or the Subadvisor are also our officers and directors, including Mr. Medzigian; Mr. Mark J. DeCesaris, the chairman of our board of directors who is also the chief executive officer of WPC; and Ms. ToniAnn Sanzone, our chief financial officer who is also the chief financial officer of WPC. Our officers may benefit from the fees and distributions paid to our Advisor, the Subadvisor and Carey Watermark Holdings 2.

In addition, Mr. Medzigian is and will be a principal in other real estate investment transactions or programs that may compete with us. Currently, Mr. Medzigian is the chairman and managing partner of Watermark Capital Partners, a private investment and management firm that specializes in real estate private equity transactions involving hotels and resorts, and related projects. Watermark Capital Partners, through its affiliates, currently owns interests in and/or manages two lodging properties within the United States, including one which is part of a joint venture with WPC and one in which Watermark Capital Partners serves as

CWI 2 2016 10-K – 13

asset manager pursuant to an asset management agreement with an affiliate of WPC. WPC and the CPA® REITs own five investments in 21 lodging properties located within the United States, including one which is part of a joint venture with Watermark Capital Partners. WPC, the CPA® REITs and Watermark Capital Partners have an economic interest in other transactions, including in such pre-existing lodging investments, and Mr. Medzigian, by virtue of his position in Watermark Capital Partners, may be subject to conflicts of interests.

As a result of the interests described in this section, our Advisor, the Subadvisor and the directors and officers who are common to us, the CPA® REITs, CWI 1, WPC and Watermark Capital Partners will experience conflicts of interest.

We have limited independence, and there are potential conflicts between our Advisor, the Subadvisor and our stockholders.

Substantially all of our management functions are performed by officers of our Advisor pursuant to our advisory agreement with our Advisor and by the Subadvisor pursuant to its subadvisory agreement with our Advisor. Additionally, some of the directors of WPC and Watermark Capital Partners, or entities managed by them, are also members of our board of directors. This limited independence, combined with our Advisor’s and Carey Watermark Holdings 2’s interests in us, may result in potential conflicts of interest because of the substantial control that our Advisor will have over us and because of its economic incentives that may differ from those of our stockholders.

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

In the future, our board of directors may consider internalizing the functions performed for us by our Advisor by, among other methods, acquiring our Advisor’s or the subadvisor’s assets. The method by which we could internalize these functions could take many forms. The amount that we would pay to our Advisor or the Subadvisor for their assets would be determined by agreement among us at the time and cannot be predicted with certainty. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of our Advisor or the Subadvisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and funds from operation per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Advisor, property manager or their affiliates. Internalization transactions, including without limitation, transactions involving the acquisition of our Advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Even if we internalize management, certain key employees may stay employees of our Advisor or the Subadvisor.

There can be no assurance that key employees of our Advisor or the Subadvisor would join us if we internalize management. We have no right to require any of them to do so. They may be subject to employment and/or non-competition agreements with our Advisor or the Subadvisor that would restrict their ability to become our employees without the consent of our Advisor or the Subadvisor, as applicable. Therefore, we may have to hire new employees who are not familiar with our company, which may be more expensive or may adversely affect our performance.

If our Advisor is internalized by another entity managed by our Advisor, or if our Advisor decides to change its business strategy, we could be adversely affected.

Our Advisor acts as the external advisor to the Managed Programs and will act as the advisor to other entities in the future. If any of such entities were to acquire the assets and operations of our Advisor in an internalization transaction, we could be adversely affected because such a transaction could result in the loss of our Advisor’s services to us. In addition, our Advisor is a subsidiary of WPC, which is an operating REIT in its own right, listed on the NYSE. There can be no assurance that WPC

CWI 2 2016 10-K – 14

will not decide in the future to focus on business activities other than acting as an advisor to non-listed REITs such as us. In such cases, we would have to find a new advisor. A new advisor would not be familiar with our company and may charge fees that are higher than the fees we pay to our Advisor, all of which may materially adversely affect our performance.

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

We believe that we and our subsidiaries will be engaged primarily in the business of acquiring and owning interests in real estate. We will hold ourselves out as a real estate firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are, or following our initial public offering will be, an investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Excepted from the term ‘‘investment securities’’ for purposes of the 40% test described above are securities issued by majority-owned subsidiaries, such as our operating partnership, that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

CWI 2 2016 10-K – 15

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

CWI 2 2016 10-K – 16

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

We may participate in joint ventures and, from time to time, we may purchase assets jointly with third parties, Watermark Capital Partners, WPC or the other entities sponsored or managed by our Advisor or its affiliates, such as CWI 1 and the CPA® REITs. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Further, the fiduciary obligation that our Advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We will be subject, in part, to the risks of real estate ownership, which could reduce the value of our properties.

Our performance and asset value is, in part, subject to risks incident to the ownership and operation of real estate, including:

•	changes in the general economic climate;

•	changes in local conditions, such as an oversupply of hotel rooms or a reduction in demand for hotel rooms;

•	changes in traffic patterns, mass transit options, and neighborhood characteristics;

•	increases in the cost of property insurance;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

Our performance could be adversely affected and the value of our assets could be reduced if one or more of the risks described above occur to any material extent.

If available financing declines or interest rates rise, our financial condition and ability to make distributions may be adversely affected.

A reduction in available financing or increased interest rates for real-estate related investments may impact our financial condition by increasing our cost of borrowing, reducing our overall leverage (which may reduce our returns on investment) and making it more difficult for us to obtain financing for ongoing acquisitions. These effects could in turn adversely affect our ability to make distributions to our stockholders.

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

CWI 2 2016 10-K – 17

Our inability to sell properties may result in us owning lodging facilities that no longer fit within our business strategy. Holding these properties or selling these properties for losses may affect our earnings and, in turn, could adversely affect our value. Some of the other factors that could result in difficulty selling properties include, but are not limited to:

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

We and our independent property operators will rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We will purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. It is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Investments in the Lodging Industry

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel

CWI 2 2016 10-K – 18

patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our hotel properties, and therefore the net operating profits of our TRS lessees. The global economic downturn in 2008 and 2009 led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates. Any similar downturn in the U.S. economy would likely adversely impact our revenues and have a negative effect on our profitability.

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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns (including pandemics and epidemics), political instability, governmental restrictions on travel, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns (including natural disasters such as hurricanes, tsunamis or earthquakes);

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

CWI 2 2016 10-K – 19

our operations. The threat or outbreak of a pandemic disease could reduce business and leisure travel, which could have a material adverse effect on our business.

We may not have control over properties under construction or renovation.

We may acquire hotels under development, and we have acquired and may continue to acquire, hotels that require extensive renovation. When we acquire a hotel for development or renovation, we are subject to the risk that we cannot control construction costs and the timing of completion of construction or a developer’s ability to build in conformity with plans, specifications and timetables.

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

Under the provisions of the Internal Revenue Code, as a REIT, we are allowed to own lodging properties but are prohibited from operating these properties. In order for us to satisfy certain REIT qualification rules, we will enter into leases with the TRS lessees for each of our lodging properties. The TRS lessees will in turn contract with independent property operators that will manage day-to-day operations of our properties. Although we will consult with the property operators with respect to strategic business plans, we may be limited, depending on the terms of the applicable operating agreement and the applicable REIT qualification rules, in our ability to direct the actions of the independent property operators, particularly with respect to daily operations. Thus even if we believe that our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, average daily rates or operating profits, we may not have sufficient rights under a particular property operating agreement to enable us to force the property operator to change its method of operation. We can only seek redress if a property operator violates the terms of the applicable property operating agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the property operating agreement. Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders will, therefore, be substantially dependent on the ability of the property operators to operate our properties successfully. Some of our operating agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of substantial termination fees. In the event that we are able to and do replace any of our property operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our stockholders.

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

CWI 2 2016 10-K – 20

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

We are subject to the risks of brand concentration.

We are subject to the risks associated with the concentration of our hotels under a particular brand. Of the ten hotels that we held ownership interests in as of December 31, 2016, nine utilized brands owned by Marriott. As a result, our success is dependent in part on the continued success of the Marriott brand. A negative public image or other adverse event that becomes associated with that brand could adversely affect the hotels operated under that brand. If the Marriott brand suffers a significant decline in appeal to the traveling public, the revenues and profitability of our hotels operated under that brand could be adversely affected.

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

Because our properties are operated by independent property operators, our revenues depend on the ability of such independent property operators to compete successfully with other hotels and resorts in their respective markets. Some of our competitors may have substantially greater marketing and financial resources than us. If our independent property operators are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition and ability to service debt may be adversely affected and may reduce the cash available for distribution to our stockholders.

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

CWI 2 2016 10-K – 21

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

The maximum U.S. federal income tax rate for qualified dividends payable by domestic corporations to taxable individual U.S. stockholders is 20% under current law. Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a TRS or a C corporation, or relate to certain other activities.

CWI 2 2016 10-K – 22

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

CWI 2 2016 10-K – 23

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

CWI 2 2016 10-K – 24

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located in the offices of our Advisor at 50 Rockefeller Plaza, New York, New York 10020.

Our Hotels

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotel at December 31, 2016:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Renovation Status at December 31, 2016
Consolidated Hotels
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	4/1/2015	Resort	In progress
Courtyard Nashville Downtown	TN	192	100%	5/1/2015	Select-Service	In progress
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	11/4/2015	Full-Service	Planned future
Seattle Marriott Bellevue	WA	384	95.4%	1/22/2016	Full-Service	None planned
Le Méridien Arlington	VA	154	100%	6/28/2016	Full-Service	Completed
San Jose Marriott	CA	510	100%	7/13/2016	Full-Service	Planned future
San Diego Marriott La Jolla	CA	372	100%	7/21/2016	Full-Service	Planned future
Renaissance Atlanta Midtown Hotel	GA	304	100%	8/30/2016	Full-Service	Planned future
Ritz-Carlton San Francisco	CA	336	100%	12/30/2016	Full-Service	None planned
		3,169
Unconsolidated Hotel
Ritz-Carlton Key Biscayne (b)	FL	458	19.3%	5/29/2015	Resort	In progress
		3,627
_________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

(b)
A 47.4% interest in this venture is owned by CWI 1. The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 156 condo-hotel units that participate in the condo rental program.

Our Hotel Management and Franchise Agreements

Hotel Management Agreements

All of our hotels are managed by independent hotel operators pursuant to management or operating agreements, with some also subject to separate license agreements addressing matters pertaining to operation under the designated brand. As of December 31, 2016, we had management or operating agreements with four different management companies related to our Consolidated Hotels. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates; securing and processing reservations; procuring inventories, supplies and services; providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts; and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels; review the operation and maintenance of the hotels; prepare reports, budgets

CWI 2 2016 10-K – 25

and projections; and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

The initial terms of our management and operating agreements generally range from 5 to 40 years, with one or more renewal terms at the option of the manager. The management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria, or allow us to terminate at will with 30 to 60 days’ notice. The manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (ranging from 2.5% to 3.0%) of annual gross revenues, and an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel.

The management agreements relating to four of our Consolidated Hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist and no separate franchise fee is required for these hotels. These management agreements provide a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. These hotels are managed by subsidiaries of Marriott.

Franchise Agreements

Five of our Consolidated Hotels operate under franchise agreements with national brands that are separate from our management agreements. As of December 31, 2016, we have four franchise agreements with Marriott owned brands and one with a Hilton owned brand.

Typically, franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels.

Our typical franchise agreement provides for a term of 20 to 25 years. The agreements provide no renewal or extension rights and are not assignable. If we breach one of these agreements, in addition to losing the right to use the brand name for the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three immediately preceding years.

Item 3. Legal Proceedings.

At December 31, 2016, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CWI 2 2016 10-K – 26

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 10, 2017, there were 18,268 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Distributions paid by us, on a quarterly basis, for the past two years are as follows (amount per share):

	Year Ended December 31, 2016		Year Ended December 31, 2015 (a)
	Class A (b)	Class T (c)	Class A (b)	Class T (c)
First quarter	$0.1500	$0.1264	$—	$—
Second quarter	0.1644	0.1381	0.0775	0.0653
Third quarter	0.1713	0.1450	0.1500	0.1264
Fourth quarter	0.1713	0.1450	0.1500	0.1264
	$0.6570	$0.5545	$0.3775	$0.3181
___________

(a)	We did not admit shareholders until May 15, 2015; therefore, no dividends were paid prior to this date.

(b)
For the first, second, third and fourth quarters of 2016, $0.0250 $0.0263, $0.0332 and $0.0332 of the distribution was payable in shares of our Class A common stock, respectively. For the second, third and fourth quarters of 2015, $0.0129, $0.0250 and $0.0250 of the distribution was payable in shares of our Class A common stock, respectively. Distributions paid in common stock are not included in the determination of 90% of distributable REIT net taxable income.

(c)
For the first, second, third and fourth quarters of 2016, $0.0236 $0.0263, $0.0332 and $0.0332 of the distribution was payable in shares of our Class T common stock, respectively. For the second, third and fourth quarters of 2015, $0.0122, $0.0236 and $0.0236 of the distribution was payable in shares of our Class T common stock, respectively. Distributions paid in common stock are not included in the determination of 90% of distributable REIT net taxable income.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2016, we issued 138,126 shares of Class A common stock, at our most recently published NAV per share of $10.53 per share, to our Advisor as consideration for asset management fees. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From Inception through December 31, 2016, we have issued a total of 464,167 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were either issued at our most recently published NAV per share of $10.53 per share or, prior to the initial NAV being published, $10.00 per share, which is the price at which our shares of our Class A common stock were sold in our initial public offering prior to the NAV being published.

CWI 2 2016 10-K – 27

Use of Offering Proceeds

Our Registration Statement (File No. 333-196681) for our initial public offering was initially declared effective by the SEC on February 9, 2015 with respect to our Class A shares. On April 1, 2015, we filed an amended registration statement to include Class T shares in our initial public offering, which was declared effective by the SEC on April 13, 2015. The initial offering prices were $10.00 and $9.45 per share for our Class A and Class T shares of common stock, respectively. In March 2016, we published NAVs for each share class, which were determined by our Advisor as of December 31, 2015, and subsequently adjusted our offering prices to $11.70 and $11.05 per share for our Class A and Class T shares of common stock, respectively. As of December 31, 2016, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class T	Total
Shares registered (a)	47,863,248	76,018,100	123,881,348
Aggregate price of offering amount registered (a)	$560,000	$840,000	$1,400,000
Shares sold (b)	21,343,798	39,583,733	60,927,531
Aggregated offering price of amount sold	$219,232	$397,104	$616,336
Direct or indirect payments to our Advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(15,595)	(13,631)	(29,226)
Direct or indirect payments to broker-dealers	(6,534)	(10,919)	(17,453)
Net offering proceeds to the issuer after deducting expenses	$197,103	$372,554	569,657
Purchases of real estate related assets, net of financing costs and contributions from noncontrolling interest			(626,751)
Proceeds from note payable to affiliate			332,447
Repayment of note payable to affiliate			(122,447)
Acquisition costs expensed			(39,964)
Purchase of equity interest			(37,559)
Net funds placed in escrow			(35,616)
Cash distribution paid to stockholders			(3,924)
Net deposits for hotel investments and mortgage financing			(3,031)
Working capital			30,433
Temporary investments in cash and cash equivalents			$63,245
___________

(a)
These amounts are based on the assumption that the shares sold in our initial public offering will be composed of 40% Class A common stock and 60% Class T common stock, which represents the approximate composition at December 31, 2016, and that the shares are being sold at our current offering prices of $11.70 and $11.05 per share, respectively.

(b)	Excludes Class A shares issued to affiliates, including our Advisor, and Class A and Class T shares issued pursuant to our DRIP.

CWI 2 2016 10-K – 28

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2016:

	Class A		Class T
2016 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October	64	$10.38	114	$10.00	N/A	N/A
November	—	—	—	—	N/A	N/A
December	19,927	10.00	15,492	10.00	N/A	N/A
Total	19,991		15,606
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

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2 2016 10-K – 29

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share amounts and statistical data):

			Inception
			(May 22, 2014)
	Years Ended December 31,		through
	2016	2015	December 31, 2014
Operating Data (a)
Total revenues	$177,600	$49,085	$—
Acquisition-related expenses	26,835	13,133	—
Net loss	(17,450)	(12,063)	(108)
Income attributable to noncontrolling interests	(3,577)	(471)	—
Net loss attributable to CWI 2 stockholders	(21,027)	(12,534)	(108)

Basic and diluted loss per share (b):
Net loss attributable to CWI 2 stockholders - Class A Common Stock	(0.43)	(1.99)	(0.17)
Net loss attributable to CWI 2 stockholders - Class T Common Stock	(0.44)	(1.99)	—

Distributions declared per share - Class A Common Stock (c)	0.6570	0.3775	—
Distributions declared per share - Class T Common Stock (d)	0.5545	0.3181	—
Balance Sheet Data
Total assets (e)	$1,407,717	$478,979	$200
Net investments in real estate (f)	1,282,124	396,864	—
Non-recourse and limited-recourse debt, net (e)	571,935	207,888	—
Due to related parties and affiliates (g) (h)	231,258	4,985	108
Other Information
Net cash provided by (used in) operating activities	$24,559	$(3,553)	$—
Cash distributions paid	17,633	621	—
Supplemental Financial Measures
FFO attributable to CWI 2 stockholders	$(321)	$(8,354)	N/A
MFFO attributable to CWI 2 stockholders	26,086	4,779	N/A
Consolidated Hotel Operating Statistics (i)
Occupancy	76.8%	71.8%	N/A
ADR	$200.39	$181.86	N/A
RevPAR	153.89	130.48	N/A
___________

(a)	We acquired our first hotel in April 2015.

(b)
For purposes of determining the weighted-average number of shares of common stock outstanding and loss per share, historical amounts have been adjusted to treat stock distributions declared and effective through the filing date as if they were outstanding as of the beginning of the periods presented.

(c)
For the first, second, third and fourth quarters of 2016, $0.0250, $0.0263, $0.0332 and $0.0332 of the distribution was payable in shares of our Class A common stock, respectively. For the second, third and fourth quarters of 2015, $0.0129, $0.0250 and $0.0250 of the distribution was payable in shares of our Class A common stock, respectively.

(d)
For the first, second, third and fourth quarters of 2016, $0.0236, $0.0263, $0.0332 and $0.0332 was payable in shares of our Class T common stock, respectively. For the second, third and fourth quarters of 2015, $0.0122, $0.0236 and $0.0236 was payable in shares of our Class T common stock, respectively.

CWI 2 2016 10-K – 30

(e)
On January 1, 2016, we adopted Accounting Standards Update, or ASU, 2015-03, which changes the presentation of debt issuance costs (previously recognized as an asset) and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, we reclassified deferred financing costs of $0.8 million from Other assets to Non-recourse and limited-recourse debt, net as of December 31, 2015.

(f)	Net investments in real estate consist of Net investments in hotels and Equity investment in real estate.

(g)
Amounts due to related parties and affiliates do not include accumulated organization and offering costs incurred by our Advisor in excess of 4% of the gross proceeds from the offering and distribution reinvestment plan if the gross proceeds are less than $500.0 million, 2% of the gross proceeds from the offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750.0 million or more (Note 3). Through December 31, 2016, our Advisor incurred organization and offering costs on our behalf of approximately $7.6 million, all of which we were obligated to pay. Unpaid costs of $0.5 million were included in Due to related parties and affiliates in the consolidated financial statements at December 31, 2016.

(h)
At December 31, 2016, this amount included $210.0 million due to WPC on borrowings used to fund an acquisition with an interest rate of 30-day London Interbank Offered Rate, or LIBOR, plus 1.10% and a maturity date of December 29, 2017. Subsequent to December 31, 2016, we fully repaid the $210.0 million loan (Note 14).

(i)	Represents statistical data for our Consolidated Hotels during our ownership period.

CWI 2 2016 10-K – 31

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

Business Overview

We are a publicly owned, non-listed REIT that invests in, and through our Advisor, manages and seeks to enhance the value of, our interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings 2, which is owned indirectly by WPC, holds a special general partner interest of 0.015% in the Operating Partnership.
As of December 31, 2016, we had raised a total of $616.3 million through our initial public offering, exclusive of DRIP. We intend to continue to invest our proceeds in a diversified lodging portfolio, inclusive of full-service, select-service and resort hotels. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We may invest in hotels that then undergo significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Public Offering

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1.4 billion of Class A shares, was declared effective by the SEC under the Securities Act. The Registration Statement also covered the offering of up to $600.0 million of Class A shares under the DRIP. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering and under our DRIP, which was declared effective by the SEC on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1.4 billion in the initial public offering and up to $600.0 million through our DRIP. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and other selected dealers. Through March 20, 2017, we raised gross offering proceeds for our Class A common stock and Class T common stock of $257.9 million and $513.0 million, respectively. We intend to use the net proceeds of the offering to continue to acquire, own and manage a portfolio of interests in lodging and lodging-related properties.

We currently intend to sell shares in our initial public offering until December 31, 2017. The offering will be suspended on or about March 31, 2017 while our Advisor completes the determination of our NAVs as of December 31, 2016 and we update our offering documents to reflect the NAVs and any related changes to the offering prices of our shares.

Management Changes

On December 12, 2016, we announced that Mr. Thomas E. Zacharias, the chief operating officer of WPC, had informed WPC’s board of directors of his decision to retire on March 31, 2017 and that, effective as of that same date, he would also resign from his position as our chief operating officer.

Acquisitions

During 2016, we acquired ownership interests in six Consolidated Hotels, with real estate and other hotel assets, net of assumed liabilities and contributions from noncontrolling interests, totaling $872.4 million (Note 4).

CWI 2 2016 10-K – 32

Financings

In connection with our 2016 Acquisitions (Note 4), we obtained non-recourse and limited-recourse mortgage financing totaling $355.5 million, with a weighted-average annual interest rate of 3.9% and a term of 4.3 years. During the year ended December 31, 2016, we also drew down the remaining $11.3 million available under a $78.0 million Marriott Sawgrass Golf Resort & Spa mortgage financing commitment for renovations at the hotel (Note 8).

On January 20, 2016 and December 29, 2016, we borrowed $20.0 million and $210.0 million, respectively, from WPC with maturity dates of February 17, 2016 and December 29, 2017, respectively, both at LIBOR plus 1.1% in connection with two acquisitions (Note 3). The $20.0 million loan was repaid in full in February 2016 using proceeds from our initial public offering. Subsequent to December 31, 2016, we fully repaid the $210.0 million loan (Note 14).

On January 25, 2017, in connection with the acquisition of the Ritz-Carlton San Francisco on December 30, 2016 (Note 4), we obtained a non-recourse mortgage loan of $143.0 million with a fixed interest rate of 4.6% and a term of five years. The net proceeds were used to repay a portion of the loan we received from WPC on December 29, 2016 to assist us in completing that acquisition (Note 14).

Industry Update

Marriott International, Inc., or Marriott, acquired Starwood Hotels & Resorts Worldwide, Inc., or Starwood, in 2016. We will continue to assess the potential impact, if any, of the merger on our business as the integration of the Marriott and Starwood business models is completed.

Regulatory Changes

On April 6, 2016, the DOL issued its final regulation addressing when a person providing investment advice with respect to an employee benefit plan or individual retirement account is considered to be a fiduciary under ERISA and the Internal Revenue Code. This Fiduciary Rule would significantly expand the class of advisers and the scope of investment advice that are subject to fiduciary standards, imposing the same fiduciary standards on advisers to individual retirement accounts that have historically only applied to plans covered under ERISA. The Fiduciary Rule also contains certain exemptions that allow investment advisers to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest, such as the Best Interest Contract Exemption and the Principal Transaction Exemption. The Fiduciary Rule was scheduled to take effect on April 10, 2017. However, the memorandum issued by the new presidential administration on February 3, 2017 has caused the DOL to seek a delay of the implementation date from the Office of Management and Budget. We will continue to monitor how the regulation may be implemented. In anticipation of the effectiveness of this new regulation, some broker-dealers and financial advisors have already made significant changes to their operations, which has led to additional uncertainty in this industry.

CWI 2 2016 10-K – 33

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

			Inception
			(May 22, 2014)
	Years Ended December 31,		through
	2016	2015	December 31, 2014 (a)
Hotel revenues	$177,600	$49,085	$—
Acquisition-related expenses	26,835	13,133	—
Net loss attributable to CWI 2 stockholders	(21,027)	(12,534)	(108)

Cash distributions paid	17,633	621	—

Net cash provided by (used in) operating activities	24,559	(3,553)	—
Net cash used in investing activities	(918,676)	(342,451)	—
Net cash provided by financing activities	906,281	396,885	200

Supplemental Financial Measures: (b)
FFO attributable to CWI 2 stockholders	(321)	(8,354)	N/A
MFFO attributable to CWI 2 stockholders	26,086	4,779	N/A

Consolidated Hotel Operating Statistics
Occupancy	76.8%	71.8%	N/A
ADR	$200.39	$181.86	N/A
RevPAR	153.89	130.48	N/A
___________

(a)	We acquired our first Consolidated Hotel in April 2015; therefore, we have limited financial and operating data for the period.

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

The comparison of our results year over year is influenced by both the number and size of the hotels consolidated in each of the respective years. We began operations in May 2014 and did not acquire our first hotel until April 2015. At December 31, 2016, we owned nine Consolidated Hotels, six of which were acquired during the year ended December 31, 2016, compared to three Consolidated Hotels at December 31, 2015.

CWI 2 2016 10-K – 34

Portfolio Overview

Summarized Acquisition Data

The following table sets forth acquisition data and therefore excludes subsequent improvements and capitalized costs for our nine Consolidated Hotels and one Unconsolidated Hotel. Amounts for our initial investment for our Consolidated Hotels represent the fair value of net assets acquired less the fair value of noncontrolling interests, exclusive of acquisition expenses and the fair value of any debt assumed, at time of acquisition. Amounts for our initial investment for our Unconsolidated Hotel represent purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition (dollars in thousands).

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at December 31, 2016
Consolidated Hotels
2015 Acquisitions
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	$24,764	4/1/2015	Resort	In progress
Courtyard Nashville Downtown	TN	192	100%	58,498	5/1/2015	Select-Service	In progress
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	168,809	11/4/2015	Full-Service	Planned future
2016 Acquisitions
Seattle Marriott Bellevue	WA	384	95.4%	175,921	1/22/2016	Full-Service	None planned
Le Méridien Arlington	VA	154	100%	54,891	6/28/2016	Full-Service	Completed
San Jose Marriott	CA	510	100%	153,814	7/13/2016	Full-Service	Planned future
San Diego Marriott La Jolla	CA	372	100%	136,782	7/21/2016	Full-Service	Planned future
Renaissance Atlanta Midtown Hotel	GA	304	100%	78,782	8/30/2016	Full-Service	Planned future
Ritz-Carlton San Francisco	CA	336	100%	272,207	12/30/2016	Full-Service	None planned
		3,169		$1,124,468
Unconsolidated Hotel
Ritz-Carlton Key Biscayne (b)	FL	458	19.3%	$37,559	5/29/2015	Resort	In progress
_________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

(b)
A 47.4% interest in this venture is owned by CWI 1. The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 156 condo-hotel units that participate in the resort rental program.

Net Asset Values

On March 14, 2016, we announced that our Advisor had determined our NAVs as of December 31, 2015 to be $10.53 for both the Class A shares and the Class T Shares. Our NAVs were calculated by our Advisor relying in part on appraisals of the fair market value of our real estate portfolio at December 31, 2015 and estimates of the fair market value of our mortgage debt at the same date, both provided by independent third parties. The net amount was then adjusted for estimated disposition fees payable to our advisor and our other net assets and liabilities at the same date. The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. For additional information on the calculation of our NAVs at December 31, 2015, please see our Current Report on Form 8-K dated March 14, 2016.

We currently intend to announce our NAVs as of December 31, 2016, as determined by our Advisor, in April 2017.

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

In addition, we use other information that may not be financial in nature to evaluate the operating performance of our business, including statistical information, such as occupancy rate, ADR and RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR

CWI 2 2016 10-K – 35

and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, changes in regional and local labor markets, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

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

The following table presents our comparative results of operations (in thousands):

					Inception (May 22, 2014) through December 31, 2014
	Years Ended December 31,			Year Ended December 31, 2015
	2016	2015	Change			Change
Hotel Revenues	$177,600	$49,085	$128,515	$49,085	$—	$49,085

Hotel Expenses	140,671	42,050	98,621	42,050	—	42,050

Other Operating Expenses
Acquisition-related expenses	26,835	13,133	13,702	13,133	—	13,133
Corporate general and administrative expenses	5,217	2,302	2,915	2,302	108	2,194
Asset management fees to affiliate and other expenses	5,109	1,152	3,957	1,152	—	1,152
	37,161	16,587	20,574	16,587	108	16,479

Operating Loss	(232)	(9,552)	9,320	(9,552)	(108)	(9,444)

Other Income and (Expenses)
Interest expense	(17,605)	(4,368)	(13,237)	(4,368)	—	(4,368)
Equity in earnings of equity method investment in real estate	3,063	1,846	1,217	1,846	—	1,846
Other income and (expenses)	35	83	(48)	83	—	83
	(14,507)	(2,439)	(12,068)	(2,439)	—	(2,439)

Loss from Operations Before Income Taxes	(14,739)	(11,991)	(2,748)	(11,991)	(108)	(11,883)
Provision for income taxes	(2,711)	(72)	(2,639)	(72)	—	(72)
Net Loss	(17,450)	(12,063)	(5,387)	(12,063)	(108)	(11,955)
Income attributable to noncontrolling interests	(3,577)	(471)	(3,106)	(471)	—	(471)
Net Loss Attributable to CWI 2 Stockholders	$(21,027)	$(12,534)	$(8,493)	$(12,534)	$(108)	$(12,426)
Supplemental financial measure:(a)
MFFO Attributable to CWI 2 Stockholders	$26,086	$4,779	$21,307	$4,779	N/A	N/A
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

CWI 2 2016 10-K – 36

Hotel Revenues

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, hotel revenues increased by $128.5 million. Our 2016 Acquisitions contributed revenue of $80.0 million during the year ended December 31, 2016. In addition, our 2015 Acquisitions contributed additional revenue of $48.5 million during 2016 as compared to 2015, primarily representing the impact of a full year of revenue during 2016 as compared to a partial year during 2015.

Hotel Expenses

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, hotel expenses increased by $98.6 million. Aggregate hotel operating expenses attributable to our 2016 Acquisitions was $64.1 million for the year ended December 31, 2016. In addition, our 2015 Acquisitions contributed additional expenses of $34.5 million during 2016 as compared to 2015, primarily representing the impact of a full year of expenses during 2016 as compared to a partial year during 2015.

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

For the year ended December 31, 2016 as compared to 2015, acquisition-related expenses increased by $13.7 million, reflecting an increase in investment volume for 2016 as compared to 2015.

Corporate General and Administrative Expenses

For the year ended December 31, 2016 as compared to 2015, corporate general and administrative expenses increased by $2.9 million, primarily as a result of an increase in professional fees and reimbursements to our Advisor for the cost of personnel and overhead expenses. Professional fees, which include legal, accounting and investor-related expenses incurred in the normal course of business, increased primarily as a result of an increase in the size of our hotel portfolio due to our 2015 Acquisitions and 2016 Acquisitions.

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our Advisor (Note 3).

For the year ended December 31, 2016 as compared to 2015, asset management fees to affiliate and other expenses increased by $4.0 million, reflecting the impact of our 2015 Acquisitions and 2016 Acquisitions, which increased the asset base from which our Advisor earns a fee. We settled all asset management fees for the years ended December 31, 2016 and 2015 in shares of our Class A common stock, rather than in cash, at the election of our Advisor.

Interest Expense

For the year ended December 31, 2016 as compared to 2015, interest expense increased by $13.2 million, primarily as a result of mortgage financing obtained in connection with our 2015 Acquisitions and 2016 Acquisitions.

Equity in Earnings of Equity Method Investment in Real Estate

Equity in earnings of equity method investment in real estate represents earnings from our equity investment in the Ritz-Carlton Key Biscayne Venture recognized in accordance with the investment agreement and is based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary.

During the year ended December 31, 2016 as compared to 2015, equity in earnings on the Ritz-Carlton Key Biscayne Venture increased by $1.2 million. We acquired our interest in this venture on May 29, 2015.

CWI 2 2016 10-K – 37

(Income) Loss Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Years Ended December 31,
Venture	2016	2015
Marriott Sawgrass Golf Resort & Spa Venture (a)	$(629)	$(170)
Seattle Marriott Bellevue (b)	377	—
Operating Partnership - Available Cash Distribution (Note 3)	(3,325)	(301)
	$(3,577)	$(471)
___________

(a)
We purchased our 50% interest in this venture on April 1, 2015. The results for the year ended December 31, 2015 represent data from its acquisition date through December 31, 2015 and is therefore not comparable to the year ended December 31, 2016.

(b)	We acquired our 95.4% interest in this venture on January 22, 2016. The results above represent data from its acquisition date through December 31, 2016.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

For the year ended December 31, 2016 as compared to 2015, MFFO increased by $21.3 million, primarily reflecting operating results from our 2015 Acquisitions and 2016 Acquisitions.

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

We expect to meet our short-term liquidity requirements through existing cash and escrow balances and cash flow generated from our hotels. We may also use short-term borrowings from our Advisor or its affiliates to fund acquisitions, at our Advisor’s discretion, as described below in Cash Resources. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties. We expect that cash flow from operations will be negatively impacted while we are acquiring hotels and undertaking renovations due to acquisition-related costs, renovation disruption and other administrative costs related to our regulatory reporting requirements specific to each acquisition. Once the proceeds from our initial public offering are fully invested and initial renovations are completed, we believe that our hotels will generate positive cash flow. However, until that occurs, it may be necessary to use offering proceeds, financings, or asset sales to fund a portion of our operating activities and distributions. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through cash flow from our hotel portfolio and long-term borrowings.

CWI 2 2016 10-K – 38

We have raised aggregate gross proceeds in our initial public offering of approximately $770.9 million through March 20, 2017, detailed as follows (in thousands):

	Funds Raised
Period	Class A	Class T	Total
From Inception to June 30, 2015 (a)	$7,980	$8,983	$16,963
Q3 2015 (a)	32,849	42,646	75,495
Q4 2015 (a)	64,916	89,601	154,517
Q1 2016 (a)	60,724	96,300	157,024
Q2 2016 (b)	17,373	48,990	66,363
Q3 2016 (b)	17,741	47,672	65,413
Q4 2016 (b)	17,649	62,912	80,561
January 2017 (b)	6,226	24,876	31,102
February 2017 (b)	12,688	36,392	49,080
March 1, 2017 through March 20, 2017	19,738	54,635	74,373
	$257,884	$513,007	$770,891
_________

(a)	The initial offering prices were $10.00 and $9.45 per share for our Class A and Class T shares of common stock, respectively.

(b)
In March 2016, we published our initial annual NAVs, which were determined by our Advisor as of December 31, 2015, and subsequently adjusted our offering prices to $11.70 and $11.05 per share for our Class A and Class T shares of common stock, respectively.

Sources and Uses of Cash During the Year

We use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, including the level of sales of our shares through our initial public offering, the financial and operating performance of our hotels, the timing of purchases of hotels, the timing of financings we obtain in connection with our hotel acquisitions and existing hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the proceeds from our offering, we will generate sufficient cash from operations and from our equity method investment to meet our normal recurring short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

2016

Operating Activities

During the year ended December 31, 2016, net cash provided by operating activities was $24.6 million. During the year ended December 31, 2015, net cash used in operating activities was $3.6 million. The net cash inflow during the year ended December 31, 2016 primarily resulted from net cash flow from hotel operations generated by our 2015 Acquisitions and 2016 Acquisitions, which more than offset acquisition-related expenses and other operating costs.

Investing Activities

During the year ended December 31, 2016, net cash used in investing activities was $918.7 million, primarily as a result of cash outflows for our 2016 Acquisitions totaling $876.4 million (Note 4). We funded $21.5 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $81.8 million and $55.1 million, respectively, for renovations, property taxes and insurance and placed and released deposits for hotel investments totaling $12.7 million and $16.7 million, respectively.

CWI 2 2016 10-K – 39

Financing Activities

During the year ended December 31, 2016, net cash provided by financing activities was $906.3 million, primarily as a result of (i) mortgage financing obtained in connection with our 2016 Acquisitions of $355.5 million and an $11.3 million total drawdown on the Marriott Sawgrass Golf Resort & Spa mortgage financing commitment for renovations and (ii) $354.7 million in funds raised through the issuance of shares of our common stock in our initial public offering, net of issuance costs. During the year ended December 31, 2016, we also received aggregate proceeds from notes payable to WPC of $230.0 million that were used toward the acquisitions of the Seattle Marriott Bellevue and Ritz-Carlton San Francisco (Note 3), of which we repaid $20.0 million during 2016. The remaining balance was paid during the first quarter of 2017 (Note 14).

The inflows were partially offset by cash distributions paid to stockholders of $17.6 million and distributions to noncontrolling interests totaling $5.4 million.

2015

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $396.9 million, primarily as a result of (i) $224.0 million in funds raised through the issuance of shares of our common stock in our initial public offering, net of issuance costs, (ii) mortgage financing obtained in connection with our acquisitions of Courtyard Nashville Downtown and Embassy Suites by Hilton Denver-Downtown/Convention totaling $142.0 million and (iii) contributions received from noncontrolling interests totaling $34.1 million, primarily representing CWI 1’s 50% interest in the Marriott Sawgrass Golf Resort & Spa. During the year ended December 31, 2015, we also received proceeds from two notes payable to WPC aggregating $102.4 million that were used to fund the equity portions of our 2015 acquisitions (Note 3), which were repaid in full by December 31, 2015.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the year ended December 31, 2016, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $17.6 million, which were comprised of cash distributions of $6.5 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $11.1 million. From Inception through December 31, 2016, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $25.4 million, which were comprised of cash distributions of $9.4 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $16.0 million.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 19% of total distributions declared for both the year ended December 31,

CWI 2 2016 10-K – 40

2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our initial public offering. Our distribution coverage using Cash flow from operations was approximately 89% and 83% of total distributions declared for the year ended December 31, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our initial public offering.  Until we have fully invested the proceeds of our initial public offering, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from offering proceeds, borrowings, assets sale proceeds or other sources of cash.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the redemptions so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, do not exceed 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the year ended December 31, 2016, we redeemed 48,735 shares and 52,934 shares of our Class A and Class T common stock, respectively, pursuant to our redemption plan, at an average price per share of $10.01 and $10.00, respectively. During the year ended December 31, 2016, we received 15 redemption requests for Class A common stock and 13 redemption requests for Class T common stock, all of which were satisfied during that period. We have fulfilled 100% of the valid redemption requests that we received during the year ended December 31, 2016. We funded all share redemptions during the year ended December 31, 2016 from sales of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt and limited-recourse debt, net (dollars in thousands):

	December 31,
	2016	2015
Carrying Value
Fixed rate (a)	$184,549	$99,679
Variable rate (a):
Amount subject to interest rate cap, if applicable	288,199	108,209
Amount subject to interest rate swap	99,187	—
	387,386	108,209
	$571,935	$207,888
Percent of Total Debt
Fixed rate	32%	48%
Variable rate	68%	52%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.0%	3.9%
Variable rate (b)	4.0%	3.8%
_________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets to Non-recourse and limited-recourse debt, net as of December 31, 2016 (Note 2). Aggregate debt balance includes deferred financing costs totaling $3.6 million and $0.8 million as of December 31, 2016 and 2015, respectively.

(b)	The impact of our derivative instruments are reflected in the weighted-average interest rates.

Additionally, at December 31, 2016, amounts due to WPC were $210.0 million (Note 3) for a loan from WPC that was used to fund, in part, the acquisition of the Ritz-Carlton San Francisco (Note 4). Subsequent to December 31, 2016, we fully repaid the $210.0 million loan (Note 14).

CWI 2 2016 10-K – 41

Cash Resources

At December 31, 2016, our cash resources consisted of cash totaling $63.2 million, of which $18.2 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

As of December 31, 2016, we were authorized to borrow up to $250.0 million from WPC, at the sole discretion of the management of WPC, for the purpose of facilitating acquisitions approved by our investment committee (Note 3). On December 29, 2016, we borrowed $210.0 million from WPC in connection with our acquisition of the Ritz-Carlton San Francisco, leaving $40.0 million available from WPC at December 31, 2016. Subsequent to December 31, 2016, we repaid $210.0 million towards the outstanding loan (Note 14), making $250.0 million available to be borrowed pursuant to this authorization as of the date of this Report.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, paying distributions to our stockholders, reimbursing our Advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 9), funding lease commitments, and making scheduled debt payments on our mortgage loans and any borrowings from WPC, as well as other normal recurring operating expenses.

We expect to use proceeds from our initial public offering, through which we currently intend to sell shares until December 31, 2017, as well as cash generated from operations and mortgage financing to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 1% and 5% of the respective hotel’s total gross revenue. At December 31, 2016 and 2015, $14.3 million and $7.1 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments) at December 31, 2016 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt and limited-recourse debt — principal (a)	$575,500	$640	$259,519	$139,575	$175,766
Interest on borrowings (b)	91,682	23,386	43,535	15,603	9,158
Note payable to WPC (c)	210,033	210,033	—	—	—
Contractual capital commitments (d)	25,346	15,346	10,000	—	—
Due to Carey Financial (e)	11,920	4,066	7,854	—	—
Lease commitments (f)	501	123	245	133	—
Due to our Advisor (g)	463	463	—	—	—
Asset retirement obligation, net (h)	93	—	—	—	93
	$915,538	$254,057	$321,153	$155,311	$185,017
___________

(a)	Excludes deferred financing costs totaling $3.6 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(c)	Represents amount to be repaid on an unsecured loan from WPC (Note 3). This loan was repaid in full subsequent to December 31, 2016 (Note 14).

CWI 2 2016 10-K – 42

(d)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(e)	Represents the estimated liability for the present value of the future distribution and shareholder servicing fees payable to Carey Financial (Note 3).

(f)	Lease commitments consist of our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities.

(g)	Represents amounts advanced by our Advisor for organization and offering costs subject to limitations under the advisory agreement (Note 3).

(h)	Represents the estimated future obligation for the removal of asbestos and environmental waste in connection with two of our hotels upon the retirement or sale of the asset.

Equity Method Investments

At December 31, 2016, we owned an equity interest in one Unconsolidated Hotel, together with CWI 1 and an unrelated third party. Our ownership interest and summarized financial information for this investment at December 31, 2016 is presented below. Summarized financial information provided represents the total amounts attributable to the investment and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-	Third-Party Debt
Venture	December 31, 2016	Total Assets	Party Debt	Maturity Date
Ritz-Carlton Key Biscayne Venture	19.3%	$338,657	$190,039	8/2021

Environmental Obligations

Our hotels are subject to various federal, state and local environmental laws. Under these laws, governmental entities have the authority to require the current owner of the property to perform or pay for the cleanup of contamination (including hazardous substances, waste or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned the property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. We are not aware of any past or present environmental liability for non-compliance with environmental laws that we believe would have a material adverse effect on our business, financial condition, liquidity or results of operations.

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

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2. The recent accounting change that may potentially impact our business is described under Recent Accounting Requirements in Note 2.

CWI 2 2016 10-K – 43

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO. NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly owned investments.

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

CWI 2 2016 10-K – 44

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the conclusion of our initial public offering. Thus, we intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

CWI 2 2016 10-K – 45

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

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2016	2015
Net loss attributable to CWI 2 stockholders	$(21,027)	$(12,534)
Adjustments:
Depreciation and amortization of real property	23,034	5,994
Proportionate share of adjustments for partially owned entities — FFO adjustments	(2,328)	(1,814)
Total adjustments	20,706	4,180
FFO attributable to CWI 2 stockholders — as defined by NAREIT	(321)	(8,354)
Acquisition expenses (a)	26,835	13,133
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(359)	30
Other rent adjustments	(69)	(60)
Realized loss on derivative instrument	—	30
Total adjustments	26,407	13,133
MFFO attributable to CWI 2 stockholders	$26,086	$4,779
___________

CWI 2 2016 10-K – 46

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

CWI 2 2016 10-K – 47

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations. At December 31, 2016, we held ownership interests in nine Consolidated Hotels and one Unconsolidated Hotel, and operate in the states of California, Colorado, Florida, Georgia, Tennessee, Virginia and Washington. Collectively, nine of our hotels are operated under the Marriott and Starwood brands, including eight operated under the Marriott brand and one operated under the Starwood brand. We also operate one hotel under the Hilton brand. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for each hotel’s revenues and expenses.

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

At December 31, 2016, we estimated that the total fair value of our interest rate swap and caps, which are included in Other assets in the consolidated financial statements, were in an asset position of $1.1 million (Note 7).

At December 31, 2016, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. The annual interest rate on our fixed debt at December 31, 2016 ranged from 3.9% to 4.1%. The contractual annual interest rates on our variable-rate debt at December 31, 2016 ranged from 3.4% to 10.6%. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 7 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at December 31, 2016 and excludes deferred financing costs (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$2,394	$3,352	$3,488	$175,766	$185,000	$179,159
Variable-rate debt	$640	$960	$256,165	$132,735	$—	$—	$390,500	$391,680

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2016 by an aggregate increase of $15.2 million or an aggregate decrease of $20.0 million, respectively.

CWI 2 2016 10-K – 48

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CWI 2 2016 10-K – 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carey Watermark Investors 2 Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carey Watermark Investors 2 Incorporated and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 and the period from May 22, 2014 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 23, 2017

CWI 2 2016 10-K – 50

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Investments in real estate:
Hotels, at cost	$1,274,747	$364,624
Accumulated depreciation	(28,335)	(5,359)
Net investments in hotels	1,246,412	359,265
Equity investment in real estate	35,712	37,599
Cash	63,245	51,081
Restricted cash	36,548	11,741
Accounts receivable	12,627	4,676
Other assets	13,173	14,617
Total assets	$1,407,717	$478,979
Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt, net	$571,935	$207,888
Due to related parties and affiliates	231,258	4,985
Accounts payable, accrued expenses and other liabilities	47,223	18,068
Distributions payable	7,192	1,846
Total liabilities	857,608	232,787
Commitments and contingencies (Note 9)
Equity:
CWI 2 stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 22,414,128 and 10,792,296 shares, respectively, issued and outstanding	22	11
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 40,447,362 and 14,983,012 shares, respectively, issued and outstanding	40	15
Additional paid-in capital	573,135	228,401
Distributions and accumulated losses	(59,115)	(15,109)
Accumulated other comprehensive income (loss)	896	(94)
Total CWI 2 stockholders’ equity	514,978	213,224
Noncontrolling interests	35,131	32,968
Total equity	550,109	246,192
Total liabilities and equity	$1,407,717	$478,979

See Notes to Consolidated Financial Statements.

CWI 2 2016 10-K – 51

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

			Inception
			(May 22, 2014)
	Years Ended December 31,		through
	2016	2015	December 31, 2014
Revenues
Hotel Revenues
Rooms	$115,918	$27,524	$—
Food and beverage	49,084	15,321	—
Other operating revenue	12,598	6,240	—
Total Hotel Revenues	177,600	49,085	—
Operating Expenses
Hotel Expenses
Rooms	22,985	5,812	—
Food and beverage	30,976	10,220	—
Other hotel operating expenses	5,282	3,044	—
Sales and marketing	16,932	4,423	—
General and administrative	14,406	3,817	—
Property taxes, insurance, rent and other	9,483	2,495	—
Repairs and maintenance	5,616	2,144	—
Utilities	5,253	2,145	—
Management fees	6,763	1,975	—
Depreciation and amortization	22,975	5,975	—
Total Hotel Expenses	140,671	42,050	—

Other Operating Expenses
Acquisition-related expenses	26,835	13,133	—
Corporate general and administrative expenses	5,217	2,302	108
Asset management fees to affiliate and other expenses	5,109	1,152	—
Total Other Operating Expenses	37,161	16,587	108
Operating Loss	(232)	(9,552)	(108)
Other Income and (Expenses)
Interest expense	(17,605)	(4,368)	—
Equity in earnings of equity method investment in real estate	3,063	1,846	—
Other income and (expenses)	35	83	—
Total Other Income and (Expenses)	(14,507)	(2,439)	—
Loss from Operations Before Income Taxes	(14,739)	(11,991)	(108)
Provision for income taxes	(2,711)	(72)	—
Net Loss	(17,450)	(12,063)	(108)
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $3,325, $301 and $0, respectively)	(3,577)	(471)	—
Net Loss Attributable to CWI 2 Stockholders	$(21,027)	$(12,534)	$(108)

Class A Common Stock
Net loss attributable to CWI 2 stockholders	$(7,960)	$(5,283)	$(108)
Basic and diluted weighted-average shares outstanding	18,590,127	2,656,034	621,396
Basic and diluted loss per share	$(0.43)	$(1.99)	$(0.17)

Class T Common Stock
Net loss attributable to CWI 2 stockholders	$(13,067)	$(7,251)	$—
Basic and diluted weighted-average shares outstanding	29,978,270	3,644,786	—
Basic and diluted loss per share	$(0.44)	$(1.99)	$—

See Notes to Consolidated Financial Statements.

CWI 2 2016 10-K – 52

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

			Inception
			(May 22, 2014)
	Years Ended December 31,		through
	2016	2015	December 31, 2014
Net Loss	$(17,450)	$(12,063)	$(108)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	989	(104)	—
Comprehensive Loss	(16,461)	(12,167)	(108)

Amounts Attributable to Noncontrolling Interests
Net income	(3,577)	(471)	—
Unrealized loss on derivative instruments	1	10	—
Comprehensive income attributable to noncontrolling interests	(3,576)	(461)	—
Comprehensive Loss Attributable to CWI 2 Stockholders	$(20,037)	$(12,628)	$(108)

See Notes to Consolidated Financial Statements.

CWI 2 2016 10-K – 53

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2016 and 2015 and Inception (May 22, 2014) through December 31, 2014
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2016	10,792,296	$11	14,983,012	$15	$228,401	$(15,109)	$(94)	$213,224	$32,968	$246,192
Net (loss) income						(21,027)		(21,027)	3,577	(17,450)
Shares issued, net of offering costs	11,108,705	11	25,277,071	25	341,419			341,455		341,455
Shares issued to affiliates	386,808	—			4,063			4,063		4,063
Contributions from noncontrolling interests								—	4,000	4,000
Distributions to noncontrolling interests								—	(5,413)	(5,413)
Shares issued under share incentive plans	6,656	—			164			164		164
Stock-based compensation to directors	10,000	—			105			105		105
Stock dividends issued	158,398	—	240,213	—				—		—
Distributions declared ($0.6570 and $0.5545 per share to Class A and Class T, respectively)						(22,979)		(22,979)		(22,979)
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments							990	990	(1)	989
Repurchase of shares	(48,735)	—	(52,934)	—	(1,017)			(1,017)		(1,017)
Balance at December 31, 2016	22,414,128	$22	40,447,362	$40	$573,135	$(59,115)	$896	$514,978	$35,131	$550,109

Balance at January 1, 2015	22,222	$—	—	$—	$200	$(108)	$—	$92	$—	$92
Net loss						(12,534)		(12,534)	471	(12,063)
Shares issued, net of offering costs	10,673,887	11	14,975,569	15	227,247			227,273		227,273
Shares issued to affiliates	77,359	—			774			774		774
Contributions from noncontrolling interests								—	34,058	34,058
Distributions to noncontrolling interests								—	(1,551)	(1,551)
Shares issued under share incentive plans					55			55		55
Stock-based compensation to directors	12,500	—			125			125		125
Stock dividends issued	6,328	—	7,443	—				—		—
Distributions declared ($0.3775 and $0.3181 per share to Class A and Class T, respectively)						(2,467)		(2,467)		(2,467)
Other comprehensive loss:
Net unrealized loss on derivative instruments							(94)	(94)	(10)	(104)
Balance at December 31, 2015	10,792,296	$11	14,983,012	$15	$228,401	$(15,109)	$(94)	$213,224	$32,968	$246,192
(Continued)

CWI 2 2016 10-K – 54

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2016 and 2015 and Inception (May 22, 2014) through December 31, 2014
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

CWI 2 2016 10-K – 55

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			Inception
			(May 22, 2014)
	Years Ended December 31,		through
	2016	2015	December 31, 2014
Cash Flows — Operating Activities
Net loss	$(17,450)	$(12,063)	$(108)
Adjustments to net loss:
Depreciation and amortization	22,975	5,975	—
Asset management fees to affiliates settled in shares	4,372	954	—
Amortization of deferred key money, deferred financing costs and other	511	(140)	—
Amortization of stock-based compensation	305	180	—
Equity in losses (earnings) of equity method investment in real estate in excess of distributions received	36	(36)	—
Increase (decrease) in due to related parties and affiliates	8,460	(228)	108
Receipt of key money and other deferred incentive payments	3,063	125	—
Net changes in other assets and liabilities	2,287	1,680	—
Net Cash Provided by (Used in) Operating Activities	24,559	(3,553)	—

Cash Flows — Investing Activities
Acquisitions of hotels	(876,397)	(285,829)	—
Funds placed in escrow	(81,795)	(10,905)	—
Funds released from escrow	55,137	1,947	—
Capital expenditures	(21,492)	(4,561)	—
Deposits released for hotel investments	16,701	5,150	—
Deposits for hotel investments	(12,681)	(10,691)	—
Distributions received from equity investment in excess of equity income	1,976	—	—
Capital contributions to equity investments in real estate	(125)	(3)	—
Purchase of equity interest	—	(37,559)	—
Net Cash Used in Investing Activities	(918,676)	(342,451)	—

Cash Flows — Financing Activities
Proceeds from mortgage financing	366,800	142,000	—
Proceeds from issuance of shares, net of offering costs	354,684	224,019	200
Proceeds from notes payable to affiliate	230,000	102,447	—
Repayment of notes payable to affiliate	(20,000)	(102,447)	—
Distributions paid	(17,633)	(621)	—
Distributions to noncontrolling interests	(5,413)	(1,551)	—
Contributions from noncontrolling interests	4,000	34,058	—
Deferred financing costs	(3,502)	(917)	—
Deposits for mortgage financing	(3,345)	(50)	—
Deposits released for mortgage financing	1,835	50	—
Repurchase of shares	(1,017)	—	—
Purchase of interest rate cap	(92)	(103)	—
Withholding on restricted stock units	(36)	—	—
Net Cash Provided by Financing Activities	906,281	396,885	200

Change in Cash During the Year
Net increase in cash	12,164	50,881	200
Cash, beginning of year	51,081	200	—
Cash, end of year	$63,245	$51,081	$200

See Notes to Consolidated Financial Statements.

CWI 2 2016 10-K – 56

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information (in thousands):

			Inception
			(May 22, 2014)
	Years Ended December 31,		through
	2016	2015	December 31, 2014
Interest paid, net of amounts capitalized	$15,265	$3,569	$—
Income taxes paid	$3,471	$808	$—

See Notes to Consolidated Financial Statements.

CWI 2 2016 10-K – 57

CAREY WATERMARK INVESTORS 2 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Offering

Organization

Carey Watermark Investors 2 Incorporated, or CWI 2, and together with its consolidated subsidiaries, we, us or our, is a publicly owned, non-listed REIT that invests in, and through our advisor, manages and seeks to enhance the value of, interests in lodging and lodging-related properties primarily in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI 2 OP, LP, or the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings 2, LLC, or Carey Watermark Holdings 2, which is owned indirectly by W. P. Carey Inc., or WPC, holds a special general partner interest in the Operating Partnership.

We are managed by Carey Lodging Advisors, LLC, or our Advisor, an indirect subsidiary of WPC. Our Advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. CWA 2, LLC, a subsidiary of Watermark Capital Partners, or the Subadvisor, provides services to our Advisor, primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Mr. Michael G. Medzigian, our chief executive officer, subject to the continuing approval of our independent directors.

We held ownership interests in ten hotels at December 31, 2016. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 — Portfolio Overview for a complete listing of the nine hotels that we consolidate, or our Consolidated Hotels, and the hotel that we record as an equity investment, or our Unconsolidated Hotel, at December 31, 2016.

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

On May 15, 2015, aggregate subscription proceeds for our Class A and Class T common stock exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. From May 22, 2014, which we refer to as our Inception, through December 31, 2016, we raised offering proceeds of $219.2 million from our Class A common stock and $397.1 million from our Class T common stock. During the same period, we also raised $4.6 million and $6.9 million through our DRIP from our Class A and Class T common stock, respectively. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging-related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. We currently intend to sell shares through our initial public offering until December 31, 2017 (Note 14).

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. We record our investments in hotel properties based on the fair value of the identifiable assets acquired, identifiable intangible assets or liabilities acquired, liabilities assumed and any noncontrolling interest in the acquired entity, and if applicable, recognizing and

CWI 2 2016 10-K – 58

Notes to Consolidated Financial Statements

measuring any goodwill or gain from a bargain purchase at the acquisition date. We allocate the purchase price among the assets acquired and liabilities assumed based on their respective fair values. In making estimates of fair value for purposes of allocating the purchase price, we utilize a variety of information obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and information obtained about each hotel property resulting from pre-acquisition due diligence.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, or when there are adverse changes in the demand for lodging due to declining national or local economic conditions. We may incur impairment charges on long-lived assets, including real estate, related intangible assets, assets held for sale and equity investments. Our policies and estimates for evaluating whether these assets are impaired are presented below.

Real Estate — For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, net operating income, residual values and holding periods. Our investment objective is to hold properties on a long-term basis. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The estimated fair value of the property’s asset group is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

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

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement can cause us to consider an entity a VIE. Limited partnerships and other similar entities which operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the

CWI 2 2016 10-K – 59

Notes to Consolidated Financial Statements

VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of this change in guidance, we determined that two entities that were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosure. However, there was no change in determining whether or not we consolidate these entities as a result of the new guidance. We elected to retrospectively adopt ASU 2015-02, which resulted in changes to our VIE disclosures. There were no other changes to our consolidated balance sheets or results of operations for the periods presented.

At December 31, 2016, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2016	2015
Net investments in real estate	$657,517	$190,052
Total assets	706,115	211,216

Non-recourse and limited-recourse debt, net	$218,843	$108,209
Total liabilities	249,637	121,830

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, on January 1, 2016, we adopted ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) as described in the Recent Accounting Pronouncements section below. ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, we reclassified $0.8 million of deferred financing costs, net from Other assets to Non-recourse and limited-recourse debt, net as of December 31, 2015.

Share Repurchases — Share repurchases are recorded as a reduction of common stock par value and additional paid-in capital under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors.

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

Assets Held for Sale — We classify real estate assets as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, or we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated costs to sell.

In the unlikely event that we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell.

We recognize gains and losses on the sale of properties when, among other criteria, we no longer have continuing involvement, the parties are bound by the terms of the contract, all consideration has been exchanged, and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

Cash — Our cash is held in the custody of several financial institutions, and these balances, at times, exceed federally-insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

CWI 2 2016 10-K – 60

Notes to Consolidated Financial Statements

Restricted Cash — Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt to fund planned renovations and improvements, property taxes, insurance, and normal replacement of furniture, fixtures and equipment at our hotels.

Other Assets and Liabilities — Other assets consists primarily of prepaid expenses, deposits, hotel inventories, derivative assets, deferred tax assets, syndication costs and deferred franchise fees in the consolidated financial statements. Other liabilities consists primarily of unamortized key money and other deferred incentive payments, straight-line rent, derivative liabilities, hotel advance deposits, sales use and occupancy taxes payable, accrued income taxes, accrued interest and an intangible liability.

Deferred Financing Costs — Deferred financing costs represent costs to obtain mortgage financing. We amortize these charges to interest expense over the term of the related mortgage using a method which approximates the effective interest method. Deferred financing costs are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability.

Segments — We operate in one business segment, hospitality, with domestic investments.

Hotel Revenue Recognition — We recognize revenue from operations of our hotels as the related services are provided. Our hotel revenues are comprised of hotel operating revenues (such as room, food and beverage) and revenue from other operating departments (such as internet, spa services, parking and gift shops). These revenues are recorded net of any sales or occupancy taxes collected from our guests as earned. All rebates or discounts are recorded as a reduction in revenue and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense.

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

Asset Retirement Obligations — Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

In order to determine the fair value of the asset retirement obligations, we make certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest rate and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective.

Capitalized Costs — We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and incremental labor costs relating to hotels undergoing major renovations and redevelopments. We begin capitalizing interest as we incur disbursements, and capitalize other costs when activities necessary to prepare the asset ready for its intended use are underway. We cease capitalizing these costs when construction is substantially complete.

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

Organization and Offering Costs — During the offering period, costs incurred in connection with the raising of capital will be recorded as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred costs to stockholders’ equity. Under the terms of our advisory agreement as described in Note 3, we reimburse our Advisor for organization and offering costs incurred; however, such reimbursements will not exceed regulatory limitations. Organization costs are expensed as incurred and are included in corporate general and administrative expenses in the financial statements.

CWI 2 2016 10-K – 61

Notes to Consolidated Financial Statements

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

Income Taxes — We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT.

We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, a TRS may perform additional services for our investments and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal, state and local income taxes.

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

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation and timing differences of certain income and expense recognitions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors (Note 12).

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. GAAP purposes as described in Note 12). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Share-Based Payments — We have granted Class A restricted stock units, or RSUs, to certain employees of the Subadvisor. RSUs issued to employees of the Subadvisor generally vest over three years, subject to continued employment. We also issued shares of our Class A common stock to our independent directors as part of the fees they earn for serving on our board of directors. The expense recognized for share-based payment transactions for awards made to directors is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. Share-based payment transactions for awards made to employees of the Subadvisor are based on the fair value of the services received. We recognize

CWI 2 2016 10-K – 62

Notes to Consolidated Financial Statements

these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award. We include share based payment transactions within Corporate general and administrative expense.

Income or Loss Attributable to Noncontrolling Interests — Earnings attributable to noncontrolling interests are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

Income (Loss) Per Share — Income (loss) per share, as presented, represents both basic and diluted per-share amounts for all periods presented in the consolidated financial statements. We calculate income (loss) per share using the two-class method to reflect the different classes of our outstanding common stock. Income (loss) per basic share of common stock is calculated by dividing Net income (loss) attributable to CWI 2 by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net income (loss) attributable to CWI 2 is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the years ended December 31, 2016 and 2015, and from Inception to December 31, 2014.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Requirements

The following ASUs promulgated by the FASB are applicable to us:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We expect to adopt this new standard on January 1, 2018 using the modified retrospective transition method. Based on our assessment, the adoption of this standard will not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights over the managing member or substantive participating rights over the entity or VIE. Please refer to the discussion in the Basis of Consolidation section above.

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

CWI 2 2016 10-K – 63

Notes to Consolidated Financial Statements

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. We expect to adopt this new guidance on January 1, 2018. We are currently evaluating whether this ASU will have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and

CWI 2 2016 10-K – 64

Notes to Consolidated Financial Statements

unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2017-05 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our Advisor to perform certain services for us under a fee arrangement, including managing our overall business and our offering; the identification, evaluation, negotiation, purchase and disposition of lodging and lodging-related properties; and the performance of certain administrative duties. The advisory agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor also has a subadvisory agreement with the Subadvisor, whereby our Advisor pays 25% of the fees that it earns under the advisory agreement and Available Cash Distributions and 30% of the subordinated incentive distributions to the Subadvisor and the Subadvisor provides certain personnel services to us, as discussed below.

The following tables present a summary of fees we paid; expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

			Inception
			(May 22, 2014)
	Years Ended December 31,		through
	2016	2015	December 31, 2014
Amounts Included in the Consolidated Statements of Operations
To our Advisor:
Acquisition fees	$23,329	$6,225	$—
Asset management fees	4,372	954	—
Available Cash Distributions	3,325	301	—
Personnel and overhead reimbursements	2,550	660	—
Accretion of interest on annual distribution and shareholder servicing fee	231	—	—
Interest expense	50	723	—
To CWI 1:
Acquisition fee to CWI 1	—	3,411	—
	$33,857	$12,274	$—

Other Transaction Fees Incurred to Our Advisor and Affiliates
Selling commissions and dealer manager fees	$22,264	$16,643	$—
Annual distribution and shareholder servicing fee	11,553	2,478	—
Organization and offering costs	2,959	4,561	108
Capitalized refinancing fees for equity method investment	125	—	—
Capitalized acquisition fees for equity method investment	—	1,862	—
	$36,901	$25,544	$108

CWI 2 2016 10-K – 65

Notes to Consolidated Financial Statements

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	December 31,
	2016	2015
Amounts Due to Related Parties and Affiliates
To our Advisor:
Note payable to WPC	$210,033	$—
Acquisition fee payable	7,243	—
Reimbursable costs	676	215
Other	489	186
Organization and offering costs	463	454
To Others:
Due to Carey Financial (Annual distribution and shareholder servicing fee)	11,919	2,407
Due to CWI 1	389	1,521
Due to Carey Financial (Selling commissions and dealer manager fees)	46	191
Other	—	11
	$231,258	$4,985

Acquisition Fees to our Advisor

We pay our Advisor acquisition fees of 2.5% of the total investment cost of the properties acquired, as defined in our advisory agreement, described above. The total fees to be paid may not exceed 6% of the aggregate contract purchase price of all investments, as measured over a period specified in our advisory agreement.

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, both as defined in the advisory agreement and with our Advisor. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain described conditions in the advisory agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our Class A common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value, or NAV, per share for Class A shares (while before our initial NAV was published in March 2016, we used our offering price for Class A shares of $10.00 per share). For the years ended December 31, 2016 and 2015, our Advisor elected to receive its asset management fees in shares of our Class A common stock rather than in cash. For the years ended December 31, 2016 and 2015, $4.1 million and $0.8 million, respectively, in asset management fees were settled in shares of our common stock. There were no such fees from Inception through December 31, 2014. At December 31, 2016, our Advisor owned 488,387 shares (2.2%) of our outstanding Class A common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements. During the years ended December 31, 2016 and 2015 and from Inception through December 31, 2014, we had not paid any disposition fees or loan refinancing fees.

Available Cash Distributions

Carey Watermark Holdings 2’s special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the agreement of limited partnership of the Operating Partnership, or Available Cash Distributions, generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings 2 will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions are included in Income attributable to noncontrolling interests in the consolidated financial statements.

Personnel and Overhead Reimbursements

We reimburse our Advisor for the actual cost of personnel based on their time devoted to providing administrative services to us, as well as rent and related office expenses. Pursuant to the subadvisory agreement, after we reimburse our Advisor, it will subsequently reimburse the Subadvisor for personnel costs and other charges. The Subadvisor provides us with the services of Mr. Medzigian, our chief executive officer, subject to the approval of our board of directors. These reimbursements are

CWI 2 2016 10-K – 66

Notes to Consolidated Financial Statements

included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and are being settled in cash. We have also granted RSUs to employees of the Subadvisor pursuant to our 2015 Equity Incentive Plan.

Acquisition Fees to CWI 1

On April 1, 2015, we acquired a 50% controlling interest in a joint venture owning the Marriott Sawgrass Golf Resort & Spa from our affiliate Carey Watermark Investors Incorporated, or CWI 1, which is a publicly owned, non-listed REIT that is also advised by our Advisor and invests in lodging and lodging-related properties. In connection with this acquisition, we paid acquisition fees to CWI 1 representing 50% of the acquisition fees incurred by CWI 1 on its acquisition of the hotel in October 2014 (Note 4).

Selling Commissions and Dealer Manager Fees

We have a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission, for the Class A and Class T common stock. Until we adjusted our offering prices in March 2016 in connection with the publication of our initial NAVs, Carey Financial received a selling commission of up to $0.70 and $0.19 per share sold and a dealer manager fee of up to $0.30 and $0.26 per share sold for the Class A and Class T common stock, respectively. After we adjusted our offering prices in March 2016, Carey Financial began to receive a selling commission of $0.82 and $0.22 per share sold and a dealer manager fee of $0.35 and $0.30 per share sold for the Class A and Class T common stock, respectively. The selling commissions are re-allowed and a portion of the dealer manager fees may be re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements. During the years ended December 31, 2016 and 2015, we paid selling commissions and dealer manager fees totaling $22.4 million and $16.5 million, respectively.

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with our Class T common stock, which it may re-allow to selected dealers. The amount of the shareholder servicing fee is 1.0% of the amount of our NAV per Class T common stock (while before our initial NAV was published in March 2016, the fee was 1.0% of the selling price per share for the Class T common stock in our initial public offering). The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee after the sixth anniversary of the end of the quarter in which the initial public offering terminates, and the fees may end sooner if the total underwriting compensation that is paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that sixth anniversary. During the years ended December 31, 2016 and 2015, $11.6 million and $2.5 million, respectively, of distribution and shareholder servicing fees were charged to stockholder’s equity and $2.3 million and $0.1 million, respectively, were paid to Carey Financial. There were no such fees from Inception through December 31, 2014.

Notes Payable to WPC and Other Transactions with Affiliates

In April 2015, our board of directors and the board of directors of WPC approved unsecured loans to us and CWI 1 of up to an aggregate of $110.0 million for the purpose of facilitating acquisitions, approved by our respective investment committees, that we might not otherwise have sufficient available funds to complete. As of December 31, 2015, CWI 1’s access to these unsecured loans was terminated by WPC, and as a result, the entire $110.0 million became available to be borrowed by us. In December 2016, our board of directors and the board of directors of WPC approved an increase to the amount available to be borrowed from WPC up to an aggregate of $250.0 million. Any such loans are solely at the discretion of WPC’s management and have been at the London Interbank Offered Rate, or LIBOR, plus 1.1%, the rate at which WPC was able to borrow funds under its senior unsecured credit facility at the date of the respective loan.
On April 1, 2015 and May 1, 2015, we borrowed $37.2 million and $65.3 million, respectively, from WPC. As of December 31, 2015, these loans were repaid in full.
On January 20, 2016 and December 29, 2016, we borrowed $20.0 million and $210.0 million from WPC with maturity dates of February 17, 2016 and December 29, 2017, respectively. The $20.0 million loan was repaid in full in February 2016 using proceeds from our initial public offering. At December 31, 2016, $40.0 million was available to be borrowed from WPC by us. Subsequent to December 31, 2016, we fully repaid the $210.0 million loan (Note 14).
The interest expense on these notes payable to our affiliate is included in Interest expense on the consolidated statements of operations.

CWI 2 2016 10-K – 67

Notes to Consolidated Financial Statements

Acquisition Fee Payable

At December 31, 2016, this balance represents the acquisition fee payable to our Advisor related to the acquisition of the Ritz-Carlton San Francisco on December 30, 2016, which was paid in the first quarter of 2017.

Other Amounts Due to Our Advisor

At December 31, 2016 and 2015, the balance primarily represents asset management fees payable.

Organization and Offering Costs

Pursuant to our advisory agreement, we are liable for certain expenses related to our public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) limited to 4% of the gross proceeds from the offering if the gross proceeds are less than $500.0 million, 2% of the gross proceeds from the offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750.0 million or more. Through December 31, 2016, our Advisor incurred organization and offering costs on our behalf of approximately $7.6 million, all of which we were obligated to pay. Unpaid costs of $0.5 million were included in Due to related parties and affiliates in the consolidated financial statements at December 31, 2016.

During the offering period, costs incurred in connection with raising of capital are recorded as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred offering costs to stockholders’ equity. During the years ended December 31, 2016 and 2015, $5.0 million and $1.1 million, respectively, of deferred offering costs were charged to stockholders’ equity. No such costs were charged to shareholders’ equity from Inception through December 31, 2014.

Amounts Due to CWI 1

At December 31, 2015, amounts due to CWI 1 primarily represent a deposit placed on our behalf by CWI 1 during the fourth quarter of 2015 in connection with our acquisition of Seattle Marriott Bellevue on January 22, 2016.

Jointly Owned Investments

At December 31, 2016, we owned interests in two jointly owned investments with CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne, an Unconsolidated Hotel. See Note 4 and Note 5 for further discussion.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	December 31,
	2016	2015
Buildings	$969,661	$294,352
Land	211,278	47,900
Furniture, fixtures and equipment	67,541	16,496
Building and site improvements	10,279	815
Construction in progress	15,988	5,061
Hotels, at cost	1,274,747	364,624
Less: Accumulated depreciation	(28,335)	(5,359)
Net investments in hotels	$1,246,412	$359,265

CWI 2 2016 10-K – 68

Notes to Consolidated Financial Statements

2016 Acquisitions

During the year ended December 31, 2016, we acquired six hotels, all of which were considered to be business combinations. We refer to these investments as our 2016 Acquisitions. Details are in the table that follows.

Seattle Marriott Bellevue

On January 22, 2016, we acquired a 95.4% interest in the Seattle Marriott Bellevue hotel from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities and noncontrolling interest, with a fair value totaling $175.9 million. The remaining 4.6% interest is retained by the original owner. The original owners’ contribution, which is held in a restricted cash account, was in the form of a $4.0 million Net Operating Interest, or NOI, guarantee reserve, which guarantees minimum predetermined NOI amounts to us over a period of approximately four years. The 384-room full-service hotel is located in Bellevue, Washington. The hotel is managed by HEI Hotels & Resorts. In connection with this acquisition, we expensed acquisition costs of $5.3 million (of which $4.9 million was expensed during the year ended December 31, 2016 and $0.4 million was expensed during the year ended December 31, 2015), including acquisition fees of $4.7 million paid to our Advisor. We obtained a limited-recourse mortgage loan on the property of $100.0 million upon acquisition (Note 8). In addition, the equity portion of our investment was financed, in part, by a loan of $20.0 million from WPC, which was fully repaid in February 2016 (Note 3).

Le Méridien Arlington

On June 28, 2016, we acquired a 100% interest in the Le Méridien Arlington from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities, with a fair value totaling $54.9 million. The 154-room, full-service hotel is located in Rosslyn, Virginia. The hotel is managed by HEI Hotels & Resorts. In connection with this acquisition, we expensed acquisition costs of $2.1 million during the year ended December 31, 2016, including acquisition fees of $1.5 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $35.0 million upon acquisition (Note 8).

San Jose Marriott

On July 13, 2016, we acquired a 100% interest in the San Jose Marriott from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities, with a fair value totaling $153.8 million. The 510-room, full-service hotel is located in San Jose, California. The hotel is managed by Marriott International, Inc., or Marriott. In connection with this acquisition, we expensed acquisition costs of $4.8 million during the year ended December 31, 2016, including acquisition fees of $4.1 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $88.0 million upon acquisition (Note 8).

San Diego Marriott La Jolla

On July 21, 2016, we acquired a 100% interest in the San Diego Marriott La Jolla from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities, with a fair value totaling $136.8 million. The 372-room, full-service hotel is located in La Jolla, California. The hotel is managed by HEI Hotels & Resorts. In connection with this acquisition, we expensed acquisition costs of $4.3 million during the year ended December 31, 2016, including acquisition fees of $3.7 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $85.0 million upon acquisition (Note 8).

Renaissance Atlanta Midtown Hotel

On August 30, 2016, we acquired a 100% interest in the Renaissance Atlanta Midtown Hotel from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities, with a fair value totaling $78.8 million. The 304-room, full-service hotel is located in Atlanta, Georgia. The hotel is managed by Davidson Hotels & Resorts. In connection with this acquisition, we expensed acquisition costs of $2.7 million during the year ended December 31, 2016, including acquisition fees of $2.2 million paid to our Advisor. We obtained two non-recourse mortgage loans on the property totaling $47.5 million upon acquisition (Note 8).

Ritz-Carlton San Francisco

On December 30, 2016, we acquired a 100% interest in the Ritz-Carlton San Francisco from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities, with a fair value totaling $272.2 million. At closing, we funded a $10.0 million NOI guarantee reserve, which guarantees minimum predetermined NOI amounts to us over a period of

CWI 2 2016 10-K – 69

Notes to Consolidated Financial Statements

approximately two years. Any remaining funds at the end of the two year period will be remitted back to the seller and will be treated as an increase to the purchase price. The 336-room, full-service hotel is located in San Francisco, California. The hotel is managed by Ritz-Carlton Hotel Company LLC. In connection with this acquisition, we expensed acquisition costs of $7.7 million during the year ended December 31, 2016, including acquisition fees of $7.2 million paid to our Advisor. Our investment was financed, in part, by a loan of $210.0 million from WPC (Note 3). We obtained a non-recourse mortgage loan on the property of $143.0 million in January 2017 and used the proceeds to repay a portion of the WPC loan (Note 14).

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, at the dates of acquisition, and revenues and earnings thereon, since the respective date of acquisition through December 31, 2016 (in thousands):

	Seattle Marriott Bellevue	Le Méridien Arlington (a)	San Jose Marriott (b)	San Diego Marriott La Jolla	Renaissance Atlanta Midtown Hotel (c)	Ritz-Carlton San Francisco (d)
Acquisition Date	January 22, 2016	June 28, 2016	July 13, 2016	July 21, 2016	August 30, 2016	December 30, 2016
Cash consideration	$175,921	$54,891	$153,814	$136,782	$78,782	$272,207
Assets acquired at fair value:
Building and site improvements	$149,111	$43,643	$138,319	$110,338	$64,441	$170,370
Land	19,500	8,900	7,509	20,264	8,600	98,606
Furniture, fixtures and equipment	11,600	4,497	8,009	6,216	5,375	10,060
Intangible assets	—	—	—	—	488	—
Accounts receivable	176	41	2,286	112	164	3,053
Other assets	388	290	423	607	323	1,025
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(854)	(2,480)	(2,732)	(755)	(609)	(10,907)
Contribution from noncontrolling interest at fair value	(4,000)	—	—	—	—	—
Net assets acquired at fair value	$175,921	$54,891	$153,814	$136,782	$78,782	$272,207

	From Acquisition Dates Through December 31, 2016
Revenues	$31,471	$6,038	$22,056	$13,878	$6,117	$471
Income from operations before income taxes	$8,138	$871	$3,568	$2,622	$523	$150
___________

(a)
During the fourth quarter of 2016, we identified a measurement period adjustment that impacted the preliminary acquisition accounting, which resulted in a decrease of $0.3 million to the preliminary fair value of the land, an increase of $0.9 million to the preliminary fair value of the building, a decrease of $0.1 million to the preliminary fair value of furniture, fixtures and equipment and a corresponding increase of $0.5 million to the preliminary fair value of accounts payable, accrued expenses and other.

(b)
During the fourth quarter of 2016, we identified a measurement period adjustment that impacted the preliminary acquisition accounting, which resulted in a decrease of $0.1 million to the preliminary fair value of the land, a decrease of $0.2 million to the preliminary value of furniture, fixtures and equipment and a corresponding increase of $0.3 million to the preliminary fair value of the building.

(c)
During the fourth quarter of 2016, we identified a measurement period adjustment that impacted the preliminary acquisition accounting, which resulted in an increase of $0.2 million to the preliminary fair value of the land, an increase of less than $0.1 million to the preliminary value of furniture, fixtures and equipment, an increase of $0.2 million to the preliminary fair value of intangible assets and a corresponding decrease of $0.4 million to the preliminary fair value of the building.

CWI 2 2016 10-K – 70

Notes to Consolidated Financial Statements

(d)
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

2015 Acquisitions

During the year ended December 31, 2015, we acquired three hotels, which were considered to be business combinations. We refer to these investments as our 2015 Acquisitions. Details are in the table that follows.

Marriott Sawgrass Golf Resort & Spa

On April 1, 2015, we acquired a 50% controlling interest in a joint venture owning the Marriott Sawgrass Golf Resort & Spa from CWI 1. At the date of acquisition, the fair value of real estate and other hotel assets, net of assumed liabilities and contributions from noncontrolling interests, totaled $24.8 million. Additionally, cash held by the joint venture at the acquisition date was $7.7 million. The 514-room resort is located in Ponte Vedra Beach, Florida. The hotel continues to be managed by Marriott International, Inc., an unaffiliated third party. In connection with this acquisition, we expensed acquisition costs of $3.4 million. The equity portion of our investment was financed in full by a loan of $37.2 million from WPC.

The Marriott Sawgrass Golf Resort & Spa venture obtained $78.0 million in non-recourse debt financing at the time of CWI 1’s initial acquisition in October 2014, of which $66.7 million had been drawn as of April 1, 2015, at a rate of LIBOR plus 3.85% and a maturity date of November 2019 (Note 8).

Courtyard Nashville Downtown

On May 1, 2015, we acquired the Courtyard Nashville Downtown hotel from an unaffiliated third party and acquired real estate and other hotel assets, net of assumed liabilities, with fair value totaling $58.5 million. The 192-room hotel is located in Nashville, Tennessee. The hotel continues to be managed by Marriott International, Inc. In connection with this acquisition, we expensed acquisition costs of $4.4 million, including acquisition fees of $1.7 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $42.0 million upon acquisition (Note 8). In addition, the equity portion of our investment was financed in full by a loan of $27.9 million from WPC (Note 3).

Embassy Suites by Hilton Denver-Downtown/Convention Center

On November 4, 2015, we acquired the Embassy Suites by Hilton Denver-Downtown/Convention Center hotel from Cornerstone Real Estate Advisors, an unaffiliated third party, and acquired real estate and other hotel assets, net of assumed liabilities totaling $168.8 million. The 403-room, all-suite hotel is located in Denver, Colorado. The hotel will continue to be managed by Sage Hospitality, an unaffiliated third party. In connection with this acquisition, we expensed acquisition costs of $4.9 million, including acquisition fees of $4.5 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $100.0 million upon acquisition (Note 8).

CWI 2 2016 10-K – 71

Notes to Consolidated Financial Statements

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through December 31, 2015 (in thousands):

	2015 Acquisitions
	Marriott Sawgrass Golf Resort & Spa (a)	Courtyard Nashville Downtown (b)	Embassy Suites by Hilton Denver-Downtown/Convention Center
Acquisition Date	April 1, 2015	May 1, 2015	November 4, 2015
Cash consideration	$24,764	$58,498	$168,809
Assets acquired at fair value:
Building and site improvements	$93,578	$47,494	$153,358
Land	26,400	8,500	13,000
Furniture, fixtures and equipment	8,132	4,945	3,526
Construction in progress	770	—	—
Accounts receivable	5,635	224	76
Other assets	2,628	4	565
Liabilities assumed at fair value:
Non-recourse mortgage	(66,700)	—	—
Accounts payable, accrued expenses and other liabilities	(11,921)	(2,669)	(1,716)
Contribution from noncontrolling interest at fair value	(33,758)	—	—
Net assets acquired at fair value	$24,764	$58,498	$168,809

	From Acquisition Date Through December 31, 2015
Revenues	$34,928	$10,537	$3,620
Income from operations before income taxes	$2,135	$4,290	$610
___________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

(b)
Subsequent to our initial reporting of the assets acquired and liabilities assumed but within the one-year measurement period timeframe, we identified a measurement period adjustment that impacted the preliminary acquisition accounting, which resulted in an increase of $0.1 million to the preliminary fair value of the building and a corresponding increase to the preliminary fair value of accounts payable, accrued expenses and other liabilities.

CWI 2 2016 10-K – 72

Notes to Consolidated Financial Statements

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the acquisitions that we completed during the years ended December 31, 2016 and 2015, and the new financings related to these acquisitions, had occurred on January 1, 2015 and 2014, respectively, with the exception of the acquisition of and new financing related to the Seattle Marriott Bellevue, which we present as if they had occurred on July 14, 2015, the opening date of the hotel. These transactions were accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on the dates listed above, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Pro forma total revenues	$313,726	$274,723	$87,415

Pro forma net income (loss)	$11,471	$(26,631)	$(8,487)
Pro forma income attributable to noncontrolling interests	(3,577)	(1,174)	(511)
Pro forma net income (loss) attributable to CWI 2 stockholders	$7,894	$(27,805)	$(8,998)

Pro forma income (loss) per Class A share:
Net income (loss) attributable to CWI 2 stockholders	$4,886	$(25,646)	$(8,998)
Basic and diluted pro forma weighted-average shares outstanding	45,218,923	48,484,487	7,995,127
Basic and diluted pro forma income (loss) per share	$0.11	$(0.53)	$(1.13)

Pro forma income (loss) per Class T share:
Net income (loss) attributable to CWI 2 stockholders	$3,008	$(2,159)	$—
Basic and diluted pro forma weighted-average shares outstanding	29,978,270	3,644,786	—
Basic and diluted pro forma income (loss) per share	$0.10	$(0.59)	$—

The pro forma weighted-average shares outstanding were determined as if the number of shares required to raise any funds needed for the acquisitions we completed during the years ended December 31, 2016 and 2015 were issued on January 1, 2015 and 2014, respectively, with the exception of the Seattle Marriott Bellevue, which were determined as if the number of shares required were issued on July 14, 2015. We assumed that we would have issued Class A shares to raise such funds. All acquisition costs for the acquisitions we completed during the years ended December 31, 2016 and 2015 are presented as if they were incurred on January 1, 2015 and 2014, respectively, with the exception of the acquisition costs for the Seattle Marriott Bellevue, which are presented as if they were incurred on July 14, 2015.

Construction in Progress

At December 31, 2016 and 2015, construction in progress, recorded at cost, was $16.0 million and $5.1 million, respectively, and in each case related primarily to planned renovations at the Marriott Sawgrass Golf Resort & Spa (Note 9). We capitalize interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. During the years ended December 31, 2016 and 2015, we capitalized $0.8 million and $0.1 million, respectively. At December 31, 2016 and 2015, accrued capital expenditures were $4.4 million and $1.2 million, respectively, representing non-cash investing activity.

Asset Retirement Obligation

We have recorded an asset retirement obligation for the removal of asbestos and environmental waste in connection with one of our Consolidated Hotels. We estimated the fair value of the asset retirement obligation based on the estimated economic life of the hotel and the estimated removal costs. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loan at the time the liability was incurred. At December 31, 2016, our asset retirement obligation

CWI 2 2016 10-K – 73

Notes to Consolidated Financial Statements

was $0.1 million and is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. We had no asset retirement obligations at December 31, 2015.

Note 5. Equity Investment in Real Estate

At December 31, 2016, we owned an equity interest in one Unconsolidated Hotel, together with CWI 1 and an unrelated third party. We do not control the venture that owns this hotel, but we exercise significant influence over it. We account for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate if the venture’s capital structure gives different rights and priorities to its investors. We have priority returns on our equity method investment. Therefore, we follow the hypothetical liquidation at book value method in determining our share of the venture’s earnings or losses for the reporting period as this method better reflects our claim on the venture’s book value at the end of each reporting period. Earnings for our equity method investment are recognized in accordance with the respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

The following table sets forth our ownership interest in our equity investment in real estate and its carrying value. The carrying value of this venture is affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotel	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at December 31, 2016	Carrying Value at December 31,
								2016	2015
Ritz-Carlton Key Biscayne Venture (b) (c)	FL	458	19.3%	$37,559	5/29/2015	Resort	In progress	$35,712	$37,599
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

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

(c)
We received cash distributions of $1.3 million from this investment during the year ended December 31, 2016. During the third quarter of 2016, we also received a distribution of $3.8 million from this investment, representing a return of capital for our share of proceeds from a mortgage refinancing in July 2016. We capitalized the refinancing fee paid to our Advisor totaling $0.1 million. At December 31, 2016, the unamortized basis differences on our equity investment were $1.9 million. Net amortization of the basis differences reduced the carrying value of our equity investment by $0.1 million for the year ended December 31, 2016.

The following table sets forth our share of equity in earnings from our Unconsolidated Hotel, which is based on the hypothetical liquidation at book value model as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

			Inception
			(May 22, 2014)
	Years Ended December 31,		through
Venture	2016	2015	December 31, 2014
Ritz-Carlton Key Biscayne Venture	$3,063	$1,846	$—

No other-than-temporary impairment charges were recognized during either the years ended December 31, 2016 or 2015.

CWI 2 2016 10-K – 74

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity method investment entity. Amounts provided are the total amounts attributable to the venture since our date of acquisition and does not represent our proportionate share (in thousands):

	December 31,
	2016	2015
Real estate, net	$291,015	$279,492
Other assets	47,642	51,287
Total assets	338,657	330,779
Debt	190,039	168,503
Other liabilities	20,004	15,170
Total liabilities	210,043	183,673
Members’ equity	$128,614	$147,106

			Inception
			(May 22, 2014)
	Years Ended December 31,		through
	2016	2015	December 31, 2014
Revenues	$80,882	$44,079	$—
Expenses	81,369	49,369	—
Net loss attributable to equity method investment	$(487)	$(5,290)	$—

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

Derivative Assets — Our derivative assets are comprised of interest rate caps and swaps that were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market (Note 7).

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2016 or 2015. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse and limited-recourse debt, which we have classified as Level 3, had a carrying value of $571.9 million and $207.9 million at December 31, 2016 and 2015, respectively, and an estimated fair value of $570.8 million and $209.4 million at December 31, 2016 and 2015, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both December 31, 2016 and 2015.

CWI 2 2016 10-K – 75

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at December 31,
	Balance Sheet Location	2016	2015
Interest rate swap	Other assets	$816	$—
Interest rate caps	Other assets	279	24
		$1,095	$24

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both December 31, 2016 and 2015, no cash collateral had been posted nor received for any of our derivative positions.

We recognized an unrealized gain of $0.3 million and loss of $0.1 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swap and caps during the years ended December 31, 2016 and 2015, respectively. No such losses were recognized from Inception through December 31, 2014.

We reclassified $0.7 million of losses from Other comprehensive income (loss) on derivatives into Interest expense during the year ended December 31, 2016. No such losses were reclassified during the year ended December 31, 2015 or Inception through December 31, 2014.

Amounts reported in Other comprehensive income (loss) related to our interest rate swap and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At December 31, 2016, we estimated that an additional $0.3 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million will be reclassified as Interest expense during the next 12 months related to our interest rate swap and caps.

CWI 2 2016 10-K – 76

Notes to Consolidated Financial Statements

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

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at December 31, 2016 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	December 31, 2016
Interest rate swap	1	$100,000	$816
Interest rate caps	6	290,500	279
			$1,095

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2016. At December 31, 2016, our total credit exposure and the maximum exposure to any single counterparty were $1.0 million and $0.8 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2016, we had not been declared in default on any of our derivative obligations. At both December 31, 2016 and 2015, we had no derivatives that were in a net liability position.

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse and limited-recourse debt on our Consolidated Hotels (dollars in thousands):

			Current	Carrying Amount at December 31,
Consolidated Hotels	Interest Rate	Rate Type	Maturity Date	2016	2015
Courtyard Nashville Downtown (a) (b)	3.64%	Variable	5/2019	$41,656	$41,509
San Jose Marriott (a) (c)	3.37%	Variable	7/2019	87,429	—
Renaissance Atlanta Midtown Hotel (a) (c) (d)	3.64%, 10.64%	Variable	8/2019	46,611	—
Marriott Sawgrass Golf Resort & Spa (a)	4.47%	Variable	11/2019	78,000	66,700
Seattle Marriott Bellevue (a) (b)	3.88%	Variable	1/2020	99,188	—
Le Méridien Arlington (a) (b)	3.37%	Variable	6/2020	34,502	—
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	99,725	99,679
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,824	—
				$571,935	$207,888
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rates in effect at December 31, 2016 through the use of an interest rate cap or swap, when applicable.

(b)	These mortgage loans each have a one-year extension option, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(c)	These mortgage loans have two-year extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

CWI 2 2016 10-K – 77

Notes to Consolidated Financial Statements

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

Financing Activity During 2016

In connection with our acquisition of the Seattle Marriott Bellevue hotel, we obtained a limited-recourse mortgage loan of $100.0 million, with a floating annual interest rate of LIBOR plus 2.7%, which has effectively been fixed at approximately 3.9% through an interest rate swap agreement. The mortgage loan was limited-recourse up to a maximum of $15.0 million and would terminate upon satisfaction of certain conditions as described in the loan agreement. Subsequent to December 31, 2016, these conditions were satisfied and the limited-recourse provisions no longer apply (Note 14). The loan is interest-only for 36 months and has a maturity date of January 22, 2020. We recorded $1.1 million of deferred financing costs related to this loan.

In connection with our acquisition of the Le Méridien Arlington, we obtained a non-recourse mortgage loan of $35.0 million, with a floating annual interest rate of LIBOR plus 2.8%, which is subject to an interest rate cap. The loan is interest-only for 36 months and has a maturity date of June 28, 2020. We recorded $0.6 million of deferred financing costs related to this loan.

In connection with our acquisition of the San Jose Marriott, we obtained a non-recourse mortgage loan of $88.0 million, with a floating annual interest rate of LIBOR plus 2.8%, which is subject to an interest rate cap. The loan is interest-only for 36 months and has a maturity date of July 12, 2019. We recorded $0.7 million of deferred financing costs related to this loan.

In connection with our acquisition of the San Diego Marriott La Jolla, we obtained a non-recourse mortgage loan of $85.0 million with a fixed interest rate of 4.1%. The loan is interest-only for 36 months and has a maturity date of August 1, 2023. We recorded $0.2 million of deferred financing costs related to this loan.

In connection with our acquisition of the Renaissance Atlanta Midtown Hotel, we obtained debt comprised of a $34.0 million senior mortgage loan with a floating annual interest rate of LIBOR plus 3.0% and a $13.5 million non-recourse mezzanine loan with a floating annual interest rate of LIBOR plus 10.0%, both subject to interest rate caps. Each loan is interest-only for 36 months and has a maturity date of August 30, 2019. We recorded $1.0 million of deferred financing costs related to this loan.

During the year ended December 31, 2016, we drew down the remaining $11.3 million available under the $78.0 million Marriott Sawgrass Golf Resort & Spa mortgage financing commitment for renovations at the hotel.

Financing Activity During 2015

In connection with our 50% investment in the Marriott Sawgrass Golf Resort & Spa venture (Note 4), we assumed $78.0 million in non-recourse mortgage financing, of which $66.7 million had been drawn at the acquisition date, at a rate of LIBOR plus 3.85%, which is subject to an interest rate cap, and a maturity date of November 1, 2019. The loan is interest-only until its maturity date.

In connection with our acquisition of the Courtyard Nashville Downtown hotel, we obtained a non-recourse mortgage loan of $42.0 million, with a floating interest rate of LIBOR plus 3.0%, which is subject to an interest rate cap. The loan is interest-only for 24 months and has a maturity date of May 1, 2019. We recorded $0.6 million of deferred financing costs related to this loan.

In connection with our acquisition of the Embassy Suites by Hilton Denver-Downtown/Convention Center hotel, we obtained a non-recourse mortgage loan of $100.0 million, with a fixed interest rate of 3.9%. The loan is interest-only for 36 months and has a maturity date of December 1, 2022. We recorded $0.3 million of deferred financing costs related to this loan.

CWI 2 2016 10-K – 78

Notes to Consolidated Financial Statements

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At December 31, 2016, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2016 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017	$640
2018	960
2019	258,559
2020	136,087
2021	3,488
Thereafter through 2023	175,766
Total principal payments	575,500
Deferred financing costs (a)	(3,565)
Total	$571,935
___________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets to Non-recourse and limited-recourse debt, net, as of December 31, 2015 (Note 2).

Note 9. Commitments and Contingencies

At December 31, 2016, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Organization and Offering Costs

Pursuant to our advisory agreement, we are liable for certain expenses related to our initial public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) limited to 4% of the gross proceeds from the offering if the gross proceeds are less than $500.0 million, 2% of the gross proceeds from the offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the offering if the gross proceeds are $750.0 million or more. Through December 31, 2016, our Advisor incurred organization and offering costs on our behalf of approximately $7.6 million, all of which we were obligated to pay. Unpaid costs of $0.5 million were included in Due to related parties and affiliates in the consolidated financial statements at December 31, 2016.

Hotel Management Agreements

As of December 31, 2016, our Consolidated Hotel properties are operated pursuant to long-term management agreements with four different management companies, with initial terms ranging from 5 to 40 years. Each management company receives a base management fee, generally ranging from 2.5% to 3.0% of hotel revenues. Four of our management agreements contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel.

CWI 2 2016 10-K – 79

Notes to Consolidated Financial Statements

Franchise Agreements

As of December 31, 2016, we have four franchise agreements with Marriott owned brands and one with a Hilton owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 20 to 25 years. This number excludes four hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our Consolidated Hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotel beyond our original investment.

At December 31, 2016, six hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that three will be completed during the first half of 2017, one will be completed during the second half of 2017 and two will be completed during the first half of 2018. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	December 31,
	2016	2015
Capital commitments	$48,327	$27,100
Less: paid	(22,981)	(4,390)
Unpaid commitments	25,346	22,710
Less: amounts in restricted cash designated for renovations	(17,582)	(7,816)
Unfunded commitments (a)	$7,764	$14,894
___________

(a)	Of our unfunded commitments at December 31, 2016 and 2015, approximately $6.2 million and $1.8 million, respectively, of unrestricted cash on our balance sheet was designated for renovations.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 1% and 5% of the respective hotel’s total gross revenue. As of December 31, 2016 and 2015, $14.3 million and $7.1 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

CWI 2 2016 10-K – 80

Notes to Consolidated Financial Statements

Note 10. Equity

Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	18,590,127	$(7,960)	$(0.43)
Class T common stock	29,978,270	(13,067)	(0.44)
Net loss attributable to CWI 2 stockholders		$(21,027)

The allocation of Net loss attributable to CWI 2 stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period. For the year ended December 31, 2016, the allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.2 million which is only applicable to holders of Class T common stock (Note 3). No accretion of interest on the annual distribution and shareholder servicing fee was recognized for the years ended December 31, 2015 or 2014.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of changes in Accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Years Ended December 31,
Gains and Losses on Derivative Instruments	2016	2015	2014
Beginning balance	$(94)	$—	$—
Other comprehensive income (loss) before reclassifications	271	(104)	—
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	718	—	—
Total	718	—	—
Net current period other comprehensive income (loss)	989	(104)	—
Net current period other comprehensive loss attributable to noncontrolling interests	1	10	—
Ending balance	$896	$(94)	$—

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents annualized cash distributions paid per share, from Inception through December 31, 2016, reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2016		2015 (a)
	Class A	Class T	Class A	Class T
Ordinary income	$0.2253	$0.1837	$0.1896	$0.1559
Return of capital	0.3009	0.2455	—	—
Total distributions paid	$0.5262	$0.4292	$0.1896	$0.1559
___________
(a) We did not admit stockholders until May 15, 2015; therefore, no dividends were paid prior to this date.

CWI 2 2016 10-K – 81

Notes to Consolidated Financial Statements

During the fourth quarter 2016, our board of directors declared per share distributions at a rate of $0.0018621 and $0.0015760 per day for our Class A and Class T common stock, respectively. The distributions were comprised of $0.0015013 and $0.0012152 payable in cash, respectively, and $0.0003608 and $0.0003608 payable in shares of our Class A and Class T common stock, respectively, to stockholders of record on each day of the quarter and were paid on January 13, 2017 in the aggregate amount of $7.2 million.

Proceeds from Sale of Common Stock

During January 2017 and 2016, we received proceeds totaling $0.9 million and $2.8 million, respectively, net of selling commissions and dealer manager fees, related to Class A and Class T shares that we sold during the year ended December 31, 2016 and 2015, respectively.

Note 11. Share-Based Payments

For the years ended December 31, 2016 and 2015, we recognized stock-based compensation expense related to the awards of RSUs to employees of the Subadvisor under the 2015 Equity Incentive Plan and shares issued to our directors as part of the fees they earn for serving on our board aggregating $0.3 million and $0.2 million, respectively. No stock-based compensation expense was recognized during the period from Inception through December 31, 2014. Stock-based compensation expense is included within Corporate general and administrative expenses in the consolidated financial statements. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since Inception.

2015 Equity Incentive Plan

We maintain the 2015 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the Subadvisor, who perform services on our behalf, and to any non-director members of the investment committee through stock-based awards. The 2015 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 2,000,000 shares may be granted, of which 1,933,764 shares remained available for future grants at December 31, 2016.

A summary of the RSU activity for the years ended December 31, 2016 and 2015 follows:

	RSU Awards
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2015	—	$10.00
Granted	30,250	10.53
Nonvested at January 1, 2016	30,250	10.00
Granted	42,260	10.53
Vested (a)	(10,083)	10.00
Forfeited	(6,274)	10.36
Nonvested at December 31, 2016 (b)	56,153	$10.36
___________

(a)	RSUs generally vest over three years and are subject to continued employment. The total fair value of shares vested during the year ended December 31, 2016 was $0.1 million.

(b)
We currently expect to recognize stock-based compensation expense totaling approximately $0.4 million over the remaining vesting period. The awards to employees of the Subadvisor had a weighted-average remaining contractual term of 1.9 years at December 31, 2016.

Shares Granted to Directors

During the years ended December 31, 2016 and 2015, we also issued 10,000 shares and 12,500 shares, respectively, of Class A common stock to our independent directors, at $10.53 and $10.00 per share, respectively, as part of their director compensation. No shares were issued from Inception through December 31, 2014.

CWI 2 2016 10-K – 82

Notes to Consolidated Financial Statements

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

The components of our provision for income taxes for the periods presented are as follows (in thousands):

			Inception
			(May 22, 2014)
	Years Ended December 31,		through
	2016	2015	December 31, 2014
Federal
Current	$1,830	$423	$—
Deferred	395	(180)	—
	2,225	243	—

State and Local
Current	509	164	—
Deferred	(23)	(335)	—
	486	(171)	—
Total Provision	$2,711	$72	$—

Deferred income taxes at December 31, 2016 and 2015 consist of the following (in thousands):

	At December 31,
	2016	2015
Deferred Tax Assets
Deferred revenue - key money	$2,970	$1,977
Net operating loss carryforwards	1,114	621
Accrued vacation payable and deferred rent	972	30
Gift card liability	12	11
Other	395	323
Total deferred income taxes	5,463	2,962
Valuation allowance	(4,102)	(1,953)
Total deferred tax assets	1,361	1,009
Deferred Tax Liabilities
Other	(5)	(4)
Net Deferred Tax Asset	$1,356	$1,005

CWI 2 2016 10-K – 83

Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (dollars in thousands):

			Inception
			(May 22, 2014)
	Years Ended December 31,		through
	2016	2015	December 31, 2014
Pre-tax income (loss) from taxable subsidiaries	$4,346	$(7,172)	$—

Federal provision at statutory tax rate (34%)	$1,477	$(2,438)	$—
Valuation allowance	1,969	1,953	—
(Income) loss not subject to federal tax	(1,194)	924	—
State and local taxes, net of federal provision	406	(381)	—
Other	30	2	—
Non-deductible expenses	23	12	—
Total provision	$2,711	$72	$—

As of December 31, 2016 and 2015, our taxable subsidiaries had federal and state and local net operating losses of $3.0 million and $1.7 million, respectively. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. If not utilized, our federal and state and local net operating losses will begin to expire in 2034. As of December 31, 2016 and 2015, we recorded a valuation allowance of $4.1 million and $2.0 million, respectively, related to these net operating loss carryforwards and other deferred tax assets.

The net deferred tax assets in the table above are comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $1.4 million and $1.0 million at December 31, 2016 and 2015, respectively, which are included in Other assets, net in the consolidated balance sheets.

Our taxable subsidiaries recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements.

We had no unrecognized tax benefits at December 31, 2016 and 2015.

Our tax returns are subject to audit by taxing authorities. The statute of limitations varies by jurisdiction and ranges from three to four years. Such audits can often take years to complete and settle. The tax years 2014 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

CWI 2 2016 10-K – 84

Notes to Consolidated Financial Statements

Note 13. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2016 (a) (b)	June 30, 2016 (a) (b)	September 30, 2016 (a) (b)	December 31, 2016 (a) (b)
Revenues	$30,852	$36,961	$54,363	$55,424
Operating expenses	30,759	31,793	55,867	59,413
Net (loss) income	(2,046)	1,984	(7,447)	(9,941)
(Income) loss attributable to noncontrolling interests	(1,655)	(1,532)	31	(421)
Net (loss) income attributable to CWI 2 stockholders	$(3,701)	$452	$(7,416)	$(10,362)

Class A common stock
Basic and diluted (loss) income per share (a) (c)	$(0.10)	$0.01	$(0.14)	$(0.17)
Distributions declared per share	0.1500	0.1644	0.1713	0.1713

Class T common stock
Basic and diluted (loss) income per share (a) (c)	$(0.10)	$0.01	$(0.14)	$(0.17)
Distributions declared per share	0.1264	0.1381	0.1450	0.1450

	Three Months Ended
	March 31, 2015 (a) (b)	June 30, 2015 (a) (b)	September 30, 2015 (a) (b)	December 31, 2015 (a) (b)
Revenues	$—	$18,533	$12,978	$17,574
Operating expenses	428	22,714	13,892	21,603
Net (loss) income	(428)	(5,143)	68	(6,560)
(Income) loss attributable to noncontrolling interests	—	(1,197)	(19)	745
Net (loss) income attributable to CWI 2 stockholders	$(428)	$(6,340)	$49	$(5,815)

Class A common stock
Basic and diluted (loss) income per share (a) (c)	$(0.69)	$(6.13)	$0.02	$(0.33)
Distributions declared per share	—	0.0775	0.1500	0.1500

Class T common stock
Basic and diluted loss per share (a) (c)	$—	$(6.14)	$—	$(0.33)
Distributions declared per share	—	0.0653	0.1264	0.1264
___________

(a)
For purposes of determining the weighted-average number of shares of common stock outstanding and loss (income) per share, historical amounts have been adjusted to treat stock distributions declared and effective through our filing date as if they were outstanding as of the beginning of the periods presented.

(b)	Our results are not comparable year over year because of hotel acquisitions in 2015 and 2016.

(c)	The sum of the quarterly (loss) income per share does not agree to the annual loss per share due to the issuance of our common stock that occurred during these periods.

CWI 2 2016 10-K – 85

Notes to Consolidated Financial Statements

Note 14. Subsequent Events

Offering

On February 28, 2017, we determined that, in light of recent changes in the business outlook and regulatory actions, we would continue our initial public offering through December 31, 2017. The offering will be suspended on or about March 31, 2017 while our Advisor completes the determination of our NAVs as of December 31, 2016 and we update our offering documents to reflect the NAVs and any related changes to the offering prices of our shares.

Financing

On January 25, 2017, in connection with the acquisition of the Ritz-Carlton San Francisco on December 30, 2016 (Note 4), we obtained a non-recourse mortgage loan of $143.0 million with a fixed interest rate of 4.6% and a term of five years. We used the proceeds from this loan, and proceeds from our initial public offering, to repay a loan from WPC, as described below.

Subsequent to December 31, 2016, upon the satisfaction of certain conditions described in the loan agreement for the Seattle Marriott Bellevue mortgage; the limited-recourse provisions no longer apply.

Repayment of Note Payable to Affiliate

Subsequent to December 31, 2016, we fully repaid the $210.0 million that we had borrowed from WPC in connection with the Ritz-Carlton San Francisco acquisition on December 29, 2016, and as a result, $250.0 million is available to be borrowed by us from WPC for acquisitions as of the date of this Report (Note 3).

CWI 2 2016 10-K – 86

CAREY WATERMARK INVESTORS 2 INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016 and 2015 and Inception through December 31, 2014
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2016
Valuation reserve for deferred tax assets	$1,953	$2,149	$—	$4,102

Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$—	$1,953	$—	$1,953

Year Ended December 31, 2014
Valuation reserve for deferred tax assets	$—	$—	$—	$—

CWI 2 2016 10-K – 87

CAREY WATERMARK INVESTORS 2 INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase In Net Investments (b)	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Marriott Sawgrass Golf Resort & Spa	$78,000	$26,400	$93,551	$7,558	$—	$26,400	$101,109	$127,509	$4,400	1987	Apr. 2015	4 ‒ 40 yrs.
Courtyard Nashville Downtown	41,656	8,500	47,443	711	51	8,500	48,205	56,705	2,069	1998	May 2015	4 ‒ 40 yrs.
Embassy Suites by Hilton Denver-Downtown/Convention Center	99,726	13,000	153,358	89	—	13,000	153,447	166,447	4,451	2010	Nov. 2015	4 ‒ 40 yrs.
Seattle Marriott Bellevue	99,187	19,500	149,111	—	—	19,500	149,111	168,611	3,514	2015	Jan. 2016	4 ‒ 40 yrs.
Le Méridien Arlington	34,502	8,900	43,191	1,358	—	8,900	44,549	53,449	606	2007	Jun. 2016	4 ‒ 40 yrs.
San Jose Marriott	87,429	7,509	138,319	36	—	7,509	138,355	145,864	1,626	2003	Jul. 2016	4 ‒ 40 yrs.
San Diego Marriott La Jolla	84,824	20,264	110,300	13	38	20,264	110,351	130,615	1,268	1985	Jul. 2016	4 ‒ 40 yrs.
Renaissance Atlanta Midtown Hotel	46,611	8,600	64,441	—	—	8,600	64,441	73,041	549	2009	Aug. 2016	4 ‒ 40 yrs.
Ritz-Carlton San Francisco	—	98,605	170,372	—	—	98,605	170,372	268,977	23	1991	Dec. 2016	4 ‒ 40 yrs.
	$571,935	$211,278	$970,086	$9,765	$89	$211,278	$979,940	$1,191,218	$18,506
___________

(a)	Consists of the cost of improvements subsequent to acquisition, including construction costs primarily for renovations pursuant to our contractual obligations.

(b)
The increases in net investments were due the identification of measurement period adjustments, identified within the one-year measurement period, related to asset retirement obligations for the removal of asbestos and environmental waste.

(c)	A reconciliation of hotels and accumulated depreciation follows:

CWI 2 2016 10-K – 88

CAREY WATERMARK INVESTORS 2 INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Hotels
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$343,067	$—	$—
Additions	839,201	342,252	—
Improvements	8,950	815	—
Ending balance	$1,191,218	$343,067	$—

	Reconciliation of Accumulated Depreciation for Hotels
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$3,216	$—	$—
Depreciation expense	15,290	3,216	—
Ending balance	$18,506	$3,216	$—

At December 31, 2016, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $1.3 billion.

CWI 2 2016 10-K – 89

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2016 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2016, our internal control over financial reporting is effective based on those criteria.

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

CWI 2 2016 10-K – 90

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2 2016 10-K – 91

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant's Form 10-Q filed on May 15, 2015

3.2	Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.3 to the registrant's Registration Statement on Form S-11 (File No. 333-196681) filed on June 11, 2014

4.1	Amended and Restated Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to the registrant’s Form 10-K filed on March 14, 2016

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

10.1	Advisory Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q filed on May 15, 2015

10.2	Subadvisory Agreement dated February 9, 2015 between Carey Lodging Advisors, LLC, and CWA 2, LLC	Incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q filed on May 15, 2015

10.3	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Incorporated by reference to Exhibit 10.3 to the registrant's Form 10-Q filed on May 15, 2015

10.4	Dealer Manager Agreement dated April 13, 2015, between Carey Watermark Investors 2 Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.4 to the registrant's Form 10-Q filed on May 15, 2015

10.5	Escrow Agreement dated February 19, 2015, between Carey Financial, LLC, Carey Watermark Investors 2 Incorporated and UMB Bank, N.A.	Incorporated by reference to Exhibit 10.5 to the registrant's Form 10-Q filed on May 15, 2015

10.6	2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to the registrant's Form 10-Q filed on May 15, 2015

10.7	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Incorporated by reference to Exhibit 10.7 to the registrant's Form 10-Q filed on May 15, 2015

10.8	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.8 to the registrant's Form 10-Q filed on May 15, 2015

CWI 2 2016 10-K – 92

Exhibit No.	Description	Method of Filing
10.9	Amended and Restated Limited Liability Company Agreement of CWI Sawgrass Holdings, LLC dated April 1, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 2, 2015

10.10	Form of Selected Dealer Agreement	Incorporated by reference to Exhibit 10.10 to the registrant's Form 10-Q filed on May 15, 2015

10.11	Agreement for Sale and Purchase of Hotel, by and between Nashville Hotel Group and CWI Nashville Downtown Hotel, LLC dated as of February 13, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 7, 2015

10.12	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC.	Incorporated by reference to Exhibit 10.2 to W. P. Carey Inc.'s Quarterly Report on Form 10-Q (File No. 001-13779) filed on August 7, 2015.

10.13	Amended and Restated Limited Liability Company Operating Agreement of CWI Key Biscayne Hotel, LLC, by and between CWI OP, LP and CWI 2 OP, LP dated as of May 29, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s current Report on Form 8-K filed on June 4, 2015

10.14	Agreement for Sale and Purchase and Joint Escrow Instructions, by and between Denver Downtown Hotel LLC and CWI 2 Denver Downtown Hotel, LLC, dated as of September 16, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s current Report on Form 8-K filed on November 9, 2015

10.15	Contribution Agreement, by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of September 15, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 28, 2016

10.16
First Amendment to Contribution Agreement by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue
Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of January 22, 2016
Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 28, 2016

10.17
Agreement for Sale and Purchase of Hotel, dated as of May 26, 2016, by and between HEI Rosslyn, LLC, a Delaware limited liability company, and CWI 2 Arlington Hotel, LLC, a Delaware limited liability company
Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 5, 2016

10.18
First Amendment to Agreement for Sale and Purchase of Hotel, dated as of June 24, 2016, by and between HEI Rosslyn, LLC, a Delaware limited liability company, and CWI 2 Arlington Hotel, LLC, a Delaware limited liability company
Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on July 5, 2016

10.19
Purchase and Sale Agreement, dated as of May 13, 2016, by and among SP6 San Jose Hotel Owner, LLC, a Delaware limited liability company, and SP6 San Jose Hotel Lessee, LLC, a Delaware limited liability company, collectively, as Seller, and CWI 2 San Jose Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 19, 2016

10.20
Amendment to Purchase and Sale Agreement, dated as of June 13, 2016, by and among SP6 San Jose Hotel Owner, LLC, a Delaware limited liability company, and SP6 San Jose Hotel Lessee, LLC, a Delaware limited liability company, collectively, as Seller, and CWI 2 San Jose Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on July 19, 2016

CWI 2 2016 10-K – 93

10.21
Agreement for Purchase and Sale, dated as of May 19, 2016, by and among HEI La Jolla LLC, a Delaware limited liability company, as Seller, and CWI 2 La Jolla Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 27, 2016

10.22
First Amendment to Agreement for Purchase and Sale, dated as of June 15, 2016, by and among HEI La Jolla LLC, a Delaware limited liability company, as Seller, and CWI 2 La Jolla Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on July 27, 2016

10.23
Purchase and Sale Agreement, dated as of December 28, 2016, by and between RC SF Owner LLC, a Delaware limited liability company, as Seller, and CWI 2 San Francisco Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 6, 2017

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors 2 Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015 (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and Inception (May 22, 2014) through December 31, 2014, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and Inception (May 22, 2014) through December 31, 2014, (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and Inception (May 22, 2014) through December 31, 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and Inception (May 22, 2014) through December 31, 2014, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith

CWI 2 2016 10-K – 94

Item 16. Form 10-K Summary.

None.

CWI 2 2016 10-K – 95

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	March 23, 2017
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Medzigian	Chief Executive Officer and Director	March 23, 2017
Michael G. Medzigian	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	March 23, 2017
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Noah K. Carter	Chief Accounting Officer	March 23, 2017
Noah K. Carter	(Principal Accounting Officer)

/s/ Mark J. DeCesaris	Director	March 23, 2017
Mark. J. DeCesaris

/s/ Charles S. Henry	Director	March 23, 2017
Charles S. Henry

/s/ Michael D. Johnson	Director	March 23, 2017
Michael D. Johnson

/s/ Robert E. Parsons, Jr.	Director	March 23, 2017
Robert E. Parsons, Jr.

/s/ William H. Reynolds, Jr.	Director	March 23, 2017
William H. Reynolds, Jr.

CWI 2 2016 10-K – 96

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant's Form 10-Q filed on May 15, 2015

3.2	Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.3 to the registrant's Registration Statement on Form S-11 (File No. 333-196681) filed on June 11, 2014

4.1	Amended and Restated Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to the registrant’s Form 10-K filed on March 14, 2016

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

10.1	Advisory Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q filed on May 15, 2015

10.2	Subadvisory Agreement dated February 9, 2015 between Carey Lodging Advisors, LLC, and CWA 2, LLC	Incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q filed on May 15, 2015

10.3	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Incorporated by reference to Exhibit 10.3 to the registrant's Form 10-Q filed on May 15, 2015

10.4	Dealer Manager Agreement dated April 13, 2015, between Carey Watermark Investors 2 Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.4 to the registrant's Form 10-Q filed on May 15, 2015

10.5	Escrow Agreement dated February 19, 2015, between Carey Financial, LLC, Carey Watermark Investors 2 Incorporated and UMB Bank, N.A.	Incorporated by reference to Exhibit 10.5 to the registrant's Form 10-Q filed on May 15, 2015

10.6	2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to the registrant's Form 10-Q filed on May 15, 2015

10.7	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Incorporated by reference to Exhibit 10.7 to the registrant's Form 10-Q filed on May 15, 2015

10.8	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.8 to the registrant's Form 10-Q filed on May 15, 2015

CWI 2 2016 10-K – 97

Exhibit No.	Description	Method of Filing
10.9	Amended and Restated Limited Liability Company Agreement of CWI Sawgrass Holdings, LLC dated April 1, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 2, 2015

10.10	Form of Selected Dealer Agreement	Incorporated by reference to Exhibit 10.10 to the registrant's Form 10-Q filed on May 15, 2015

10.11	Agreement for Sale and Purchase of Hotel, by and between Nashville Hotel Group and CWI Nashville Downtown Hotel, LLC dated as of February 13, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 7, 2015

10.12	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC.	Incorporated by reference to Exhibit 10.2 to W. P. Carey Inc.'s Quarterly Report on Form 10-Q (File No. 001-13779) filed on August 7, 2015.

10.13	Amended and Restated Limited Liability Company Operating Agreement of CWI Key Biscayne Hotel, LLC, by and between CWI OP, LP and CWI 2 OP, LP dated as of May 29, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s current Report on Form 8-K filed on June 4, 2015

10.14	Agreement for Sale and Purchase and Joint Escrow Instructions, by and between Denver Downtown Hotel LLC and CWI 2 Denver Downtown Hotel, LLC, dated as of September 16, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s current Report on Form 8-K filed on November 9, 2015

10.15	Contribution Agreement, by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of September 15, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 28, 2016

10.16
First Amendment to Contribution Agreement by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue
Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of January 22, 2016
Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 28, 2016

10.17
Agreement for Sale and Purchase of Hotel, dated as of May 26, 2016, by and between HEI Rosslyn, LLC, a Delaware limited liability company, and CWI 2 Arlington Hotel, LLC, a Delaware limited liability company
Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 5, 2016

10.18
First Amendment to Agreement for Sale and Purchase of Hotel, dated as of June 24, 2016, by and between HEI Rosslyn, LLC, a Delaware limited liability company, and CWI 2 Arlington Hotel, LLC, a Delaware limited liability company
Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on July 5, 2016

10.19
Purchase and Sale Agreement, dated as of May 13, 2016, by and among SP6 San Jose Hotel Owner, LLC, a Delaware limited liability company, and SP6 San Jose Hotel Lessee, LLC, a Delaware limited liability company, collectively, as Seller, and CWI 2 San Jose Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 19, 2016

10.20
Amendment to Purchase and Sale Agreement, dated as of June 13, 2016, by and among SP6 San Jose Hotel Owner, LLC, a Delaware limited liability company, and SP6 San Jose Hotel Lessee, LLC, a Delaware limited liability company, collectively, as Seller, and CWI 2 San Jose Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on July 19, 2016

CWI 2 2016 10-K – 98

10.21
Agreement for Purchase and Sale, dated as of May 19, 2016, by and among HEI La Jolla LLC, a Delaware limited liability company, as Seller, and CWI 2 La Jolla Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 27, 2016

10.22
First Amendment to Agreement for Purchase and Sale, dated as of June 15, 2016, by and among HEI La Jolla LLC, a Delaware limited liability company, as Seller, and CWI 2 La Jolla Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on July 27, 2016

10.23
Purchase and Sale Agreement, dated as of December 28, 2016, by and between RC SF Owner LLC, a Delaware limited liability company, as Seller, and CWI 2 San Francisco Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 6, 2017

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors 2 Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015 (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and Inception (May 22, 2014) through December 31, 2014, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and Inception (May 22, 2014) through December 31, 2014, (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and Inception (May 22, 2014) through December 31, 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and Inception (May 22, 2014) through December 31, 2014, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith

CWI 2 2016 10-K – 99