Form 10-Q
period 2017-03-31
Carey Watermark Investors 2 Inc
filed 2017-05-12
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Registrant has 27,705,787 shares of Class A common stock, $0.001 par value, and 55,069,589 shares of Class T common stock, $0.001 par value, outstanding at May 5, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 23, 2017 or the 2016 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 2 3/31/2017 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Investments in real estate:
Hotels, at cost	$1,278,680	$1,274,747
Accumulated depreciation	(38,115)	(28,335)
Net investments in hotels	1,240,565	1,246,412
Equity investment in real estate	35,731	35,712
Cash	180,411	63,245
Restricted cash	35,304	36,548
Accounts receivable	21,735	12,627
Other assets	12,510	13,173
Total assets	$1,526,256	$1,407,717
Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt, net	$715,059	$571,935
Due to related parties and affiliates	21,429	231,258
Accounts payable, accrued expenses and other liabilities	51,457	47,223
Distributions payable	8,446	7,192
Total liabilities	796,391	857,608
Commitments and contingencies (Note 9)
Equity:
CWI 2 stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 27,439,067 and 22,414,128 shares, respectively, issued and outstanding	27	22
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 54,647,984 and 40,447,362 shares, respectively, issued and outstanding	55	40
Additional paid-in capital	760,704	573,135
Distributions and accumulated losses	(66,523)	(59,115)
Accumulated other comprehensive income	1,067	896
Total CWI 2 stockholders’ equity	695,330	514,978
Noncontrolling interests	34,535	35,131
Total equity	729,865	550,109
Total liabilities and equity	$1,526,256	$1,407,717

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2017 10-Q – 3

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Hotel Revenues
Rooms	$51,906	$18,141
Food and beverage	24,752	9,960
Other operating revenue	4,167	2,751
Total Hotel Revenues	80,825	30,852
Operating Expenses
Hotel Expenses
Rooms	12,115	3,431
Food and beverage	16,336	5,833
Other hotel operating expenses	1,508	1,247
General and administrative	7,122	2,462
Sales and marketing	6,873	2,700
Property taxes, insurance, rent and other	4,753	1,521
Management fees	2,872	1,092
Repairs and maintenance	2,595	951
Utilities	1,847	910
Depreciation and amortization	9,780	3,815
Total Hotel Expenses	65,801	23,962

Other Operating Expenses
Asset management fees to affiliate and other expenses	2,044	917
Corporate general and administrative expenses	1,432	1,014
Acquisition-related expenses	—	4,866
Total Other Operating Expenses	3,476	6,797
Operating Income	11,548	93
Other Income and (Expenses)
Interest expense	(7,809)	(2,916)
Equity in earnings of equity method investment in real estate	744	798
Other income	19	9
Total Other Income and (Expenses)	(7,046)	(2,109)
Income (Loss) from Operations Before Income Taxes	4,502	(2,016)
Provision for income taxes	(703)	(30)
Net Income (Loss)	3,799	(2,046)
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,607 and $529, respectively)	(2,761)	(1,655)
Net Income (Loss) Attributable to CWI 2 Stockholders	$1,038	$(3,701)

Class A Common Stock
Net income (loss) attributable to CWI 2 Stockholders	$395	$(1,494)
Basic and diluted weighted-average shares outstanding	24,284,965	14,647,845
Basic and diluted income (loss) per share	$0.02	$(0.10)
Distributions Declared Per Share	$0.1713	$0.1500

Class T Common Stock
Net income (loss) attributable to CWI 2 Stockholders	$643	$(2,207)
Basic and diluted weighted-average shares outstanding	46,283,107	21,493,640
Basic and diluted income (loss) per share	$0.01	$(0.10)
Distributions Declared Per Share	$0.1450	$0.1264
See Notes to Consolidated Financial Statements.

CWI 2 3/31/2017 10-Q – 4

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net Income (Loss)	$3,799	$(2,046)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	173	(1,189)
Comprehensive Income (Loss)	3,972	(3,235)

Amounts Attributable to Noncontrolling Interests
Net income	(2,761)	(1,655)
Unrealized (gain) loss on derivative instruments	(2)	2
Comprehensive income attributable to noncontrolling interests	(2,763)	(1,653)
Comprehensive Income (Loss) Attributable to CWI 2 Stockholders	$1,209	$(4,888)

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2017 10-Q – 5

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2017 and 2016
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income (Loss)	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	22,414,128	$22	40,447,362	$40	$573,135	$(59,115)	$896	$514,978	$35,131	$550,109
Net income						1,038		1,038	2,761	3,799
Shares issued, net of offering costs	4,793,933	5	14,081,842	15	189,320			189,340		189,340
Shares issued to affiliates	163,111	—			1,717			1,717		1,717
Distributions to noncontrolling interests								—	(3,359)	(3,359)
Purchase of membership interest from noncontrolling interest					(3,524)			(3,524)		(3,524)
Shares issued under share incentive plans					57			57		57
Stock dividends issued	67,947	—	118,821	—				—		—
Distributions declared ($0.1713 and $0.1450 per share to Class A and Class T, respectively)						(8,446)		(8,446)		(8,446)
Other comprehensive loss:
Net unrealized gain on derivative instruments							171	171	2	173
Repurchase of shares	(52)	—	(41)	—	(1)			(1)		(1)
Balance at March 31, 2017	27,439,067	$27	54,647,984	$55	$760,704	$(66,523)	$1,067	$695,330	$34,535	$729,865

Balance at January 1, 2016	10,792,296	$11	14,983,012	$15	$228,401	$(15,109)	$(94)	$213,224	$32,968	$246,192
Net (loss) income						(3,701)		(3,701)	1,655	(2,046)
Shares issued, net of offering costs	6,186,874	6	10,261,446	10	141,785			141,801		141,801
Shares issued to affiliates	64,724	—			672			672		672
Contributions from noncontrolling interests								—	4,000	4,000
Distributions to noncontrolling interests								—	(529)	(529)
Shares issued under share incentive plans					27			27		27
Stock dividends issued	17,391	—	23,754	—				—		—
Distributions declared ($0.1500 and $0.1264 per share to Class A and Class T, respectively)						(3,908)		(3,908)		(3,908)
Other comprehensive loss:
Net unrealized loss on derivative instruments							(1,187)	(1,187)	(2)	(1,189)
Repurchase of shares	(2,985)	—	(404)	—	(34)			(34)		(34)
Balance at March 31, 2016	17,058,300	$17	25,267,808	$25	$370,851	$(22,718)	$(1,281)	$346,894	$38,092	$384,986

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2017 10-Q – 6

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows — Operating Activities
Net income (loss)	$3,799	$(2,046)
Adjustments to net income (loss):
Depreciation and amortization	9,780	3,815
Asset management fees to affiliates settled in shares	1,945	771
Amortization of deferred key money, deferred financing costs and other	276	11
Amortization of stock-based compensation	57	27
Equity in earnings of equity method investment in real estate in excess of distributions received	(19)	(401)
(Decrease) increase in due to related parties and affiliates	(7,478)	121
Net changes in other assets and liabilities	(6,714)	(193)
Receipt of key money and other deferred incentive payments	2,688	375
Net Cash Provided by Operating Activities	4,334	2,480

Cash Flows — Investing Activities
Funds released from escrow	14,362	7,407
Funds placed in escrow	(13,845)	(23,473)
Capital expenditures	(5,695)	(5,122)
Acquisitions of hotels	—	(179,921)
Deposits released for hotel investments	—	5,541
Net Cash Used in Investing Activities	(5,178)	(195,568)

Cash Flows — Financing Activities
Repayment of notes payable to affiliate	(210,000)	(20,000)
Proceeds from issuance of shares, net of offering costs	197,759	149,761
Proceeds from mortgage financing	143,000	111,300
Distributions paid	(7,192)	(1,846)
Purchase of membership interest from noncontrolling interest (Note 10)	(3,524)	—
Distributions to noncontrolling interests	(3,359)	(529)
Deposits released for mortgage financing	1,510	—
Deferred financing costs	(183)	(1,064)
Repurchase of shares	(1)	—
Proceeds from notes payable to affiliate	—	20,000
Contributions from noncontrolling interests	—	4,000
Net Cash Provided by Financing Activities	118,010	261,622

Change in Cash During the Period
Net increase in cash	117,166	68,534
Cash, beginning of period	63,245	51,081
Cash, end of period	$180,411	$119,615

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2017 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

CAREY WATERMARK INVESTORS 2 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors 2 Incorporated, or CWI 2, is, together with its consolidated subsidiaries, a publicly owned, non-listed real estate investment trust, or REIT, that invests in, and through our advisor, manages and seeks to enhance the value of, interests in lodging and lodging-related properties primarily in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI 2 OP, LP, or the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings 2, LLC, or Carey Watermark Holdings 2, which is owned indirectly by W. P. Carey Inc., or WPC, holds a special general partner interest in the Operating Partnership.
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

We held ownership interests in ten hotels at March 31, 2017. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotel that we record as an equity investment, or our Unconsolidated Hotel, at March 31, 2017.

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

From our Inception on May 22, 2014 through March 31, 2017, we raised offering proceeds of $272.3 million from our Class A common stock and $549.5 million from our Class T common stock. In addition, during the same period, $6.2 million and $9.8 million of distributions were reinvested in our Class A and Class T common stock, respectively, through our DRIP. The offering was temporarily suspended on March 31, 2017 while our Advisor completed the determination of our estimated net asset values per share, or NAVs, as of December 31, 2016 and we updated our offering documents to reflect the NAVs and any related changes to the offering prices of our shares. The current offering prices are $11.93 and $11.28 per Class A share and Class T share, respectively. We currently intend to sell shares through our initial public offering until December 31, 2017 and to use the net proceeds of the offering to continue to acquire, own and manage a portfolio of interests in lodging and lodging-related properties.

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

CWI 2 3/31/2017 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2016, which are included in our 2016 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

For purposes of determining the weighted-average number of shares of Class A and Class T common stock outstanding, amounts for the three months ended March 31, 2017 and 2016 have been adjusted to treat stock distributions declared and effective through the date of this Report as if they were outstanding as of January 1, 2016.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement can cause us to consider an entity a VIE. Limited partnerships and other similar entities which operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

At March 31, 2017 and December 31, 2016, we considered four and five entities, respectively, to be VIEs, of which we consolidated three and four, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	March 31, 2017	December 31, 2016
Net investments in hotels	$595,863	$657,517
Total assets	644,532	706,115

Non-recourse and limited-recourse debt, net	$320,081	$218,843
Total liabilities	351,205	249,637

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December

CWI 2 3/31/2017 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

15, 2016. We expect to adopt this new standard on January 1, 2018 using the modified retrospective transition method. Based on our assessment, the adoption of this standard will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We are in the process of evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted ASU 2016-17 as of January 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. We expect to adopt this new guidance on January 1, 2018. We are in the process of evaluating whether this ASU will have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of

CWI 2 3/31/2017 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are in the process of evaluating the impact of ASU 2017-05 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

The following tables present a summary of fees we paid; expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended March 31,
	2017	2016
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$1,945	$771
Available Cash Distributions	1,607	529
Personnel and overhead reimbursements	875	445
Interest expense	332	18
Accretion of interest on annual distribution and shareholder servicing fee	109	14
Acquisition fees	22	4,674
	$4,890	$6,451

Other Transaction Fees Incurred
Selling commissions and dealer manager fees	$11,428	$9,896
Annual distribution and shareholder servicing fee	8,347	5,032
Organization and offering costs	589	1,037
	$20,364	$15,965

CWI 2 3/31/2017 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	March 31, 2017	December 31, 2016
Amounts Due to Related Parties and Affiliates
To our Advisor:
Reimbursable costs	$794	$676
Asset management fees	717	489
Organization and offering costs	434	463
Note payable to WPC	—	210,033
Acquisition fee payable	—	7,243
To Others:
Due to Carey Financial (Annual distribution and shareholder servicing fee)	19,400	11,919
Due to CWI 1	71	389
Due to Carey Financial (Selling commissions and dealer manager fees)	13	46
	$21,429	$231,258

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, both as defined in the advisory agreement with our Advisor. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the advisory agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our Class A common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value, or NAV, per share for Class A shares (while before our initial NAV was published in March 2016, we used our offering price for Class A shares of $10.00 per share). For both the three months ended March 31, 2017 and 2016, our Advisor elected to receive its asset management fees in shares of our Class A common stock rather than in cash. For the three months ended March 31, 2017 and 2016, $1.7 million and $0.7 million, respectively, in asset management fees were settled in shares of our Class A common stock. At March 31, 2017, our Advisor owned 652,767 shares (2.4%) of our outstanding Class A common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements. During both the three months ended March 31, 2017 and 2016, we had not paid any disposition fees or loan refinancing fees.

Available Cash Distributions

Carey Watermark Holdings 2’s special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the agreement of limited partnership of the Operating Partnership, or Available Cash Distributions, generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings 2 will be entitled to receive distributions of up to 15% of any net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions are included in Income attributable to noncontrolling interests in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor generally allocates expenses of dedicated and shared resources, including the cost of personnel, rent and related office expenses, between us and our affiliate, Carey Watermark Investors Incorporated, or CWI 1, based on total pro rata hotel revenues on a quarterly basis. Pursuant to the subadvisory agreement, after we reimburse our Advisor, it will subsequently reimburse the Subadvisor for personnel costs and other charges, including the services of our Chief Executive Officer, subject to the approval of our board of directors. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and are being settled in cash. We have also granted restricted stock units to employees of the Subadvisor pursuant to our 2015 Equity Incentive Plan.

CWI 2 3/31/2017 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Acquisition Fees to our Advisor

We pay our Advisor acquisition fees of 2.5% of the total investment cost of the properties acquired, as defined in our advisory agreement, described above, including on our proportionate share of equity method investments and loans originated by us. The total fees to be paid may not exceed 6% of the aggregate contract purchase price of all investments, as measured over a period specified in our advisory agreement.

Selling Commissions and Dealer Manager Fees

We have a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission for sales of our Class A and Class T common stock. Until we made the first adjustment to our offering prices in March 2016 in connection with the publication of our initial NAVs as of December 31, 2015, Carey Financial received a selling commission of up to $0.70 and $0.19 per share sold and a dealer manager fee of up to $0.30 and $0.26 per share sold for the Class A and Class T common stock, respectively. After that adjustment, Carey Financial received a selling commission of $0.82 and $0.22 per share sold and a dealer manager fee of $0.35 and $0.30 per share sold for the Class A and Class T common stock, respectively. In connection with the extension of our initial public offering, we adjusted our offering prices again in April 2017 to reflect our NAVs as of December 31, 2016, and Carey Financial will now receive a selling commission of $0.84 and $0.23 per share sold and a dealer manager fee of $0.36 and $0.31 per share sold for the Class A and Class T common stock, respectively. The selling commissions are re-allowed and a portion of the dealer manager fees may be re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements. During the three months ended March 31, 2017 and 2016, we paid selling commissions and dealer manager fees totaling $11.5 million and $10.1 million, respectively.

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with our Class T common stock, which it may re-allow to selected dealers. The amount of the distribution and shareholder servicing fee is 1.0% of the amount of our NAV per Class T common stock (while before our initial NAV was published in March 2016, the fee was 1.0% of the selling price per share for the Class T common stock in our initial public offering). The distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the distribution and shareholder servicing fee after the sixth anniversary of the end of the quarter in which the initial public offering terminates, and the fees may end sooner if the total underwriting compensation that is paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that sixth anniversary. During the three months ended March 31, 2017 and 2016, $8.3 million and $5.0 million, respectively, of distribution and shareholder servicing fees were charged to stockholders’ equity and during the three months ended March 31, 2017 and 2016, $1.0 million and $0.2 million, respectively, of such fees were paid to Carey Financial.

Asset Management Fees

At March 31, 2017 and December 31, 2016, the balance represents asset management fees payable to the Advisor, described above.

Organization and Offering Costs

Pursuant to our advisory agreement, we are liable for certain expenses related to our public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc, or FINRA. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) limited to 1.5% of the gross proceeds from the offering. Through March 31, 2017, our Advisor incurred organization and offering costs on our behalf of approximately $8.2 million, all of which we were obligated to pay. Unpaid costs of $0.4 million were included in Due to affiliates in the consolidated financial statements at March 31, 2017.

During the offering period, costs incurred in connection with raising of capital are recorded as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred offering costs to stockholders’ equity. During the three months ended March 31, 2017 and 2016, $1.0 million and $1.3 million, respectively, of deferred offering costs were charged to stockholders’ equity.

CWI 2 3/31/2017 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Note Payable to WPC and Other Transactions with Affiliates

Our board of directors and the board of directors of WPC have, from time to time, pre-approved unsecured loans from WPC to us. Any such loans are solely at the discretion of WPC’s management and are at an interest rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility.

On January 20, 2016 and December 29, 2016, we borrowed $20.0 million and $210.0 million, respectively, from WPC; these loans were repaid in full in during the three months ended March 31, 2016 and 2017, respectively. At March 31, 2017, $250.0 million was available to be borrowed from WPC pursuant to the current board authorization. The interest expense on these notes payable to our affiliate is included in Interest expense on the consolidated statements of operations.

Acquisition Fee Payable

At December 31, 2016, this balance represents the acquisition fee payable to our Advisor related to the acquisition of the Ritz-Carlton San Francisco on December 30, 2016, which was paid in the first quarter of 2017.

Jointly Owned Investments

At March 31, 2017, we owned interests in two jointly-owned investments with CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne, an Unconsolidated Hotel. CWI 1 is a publicly owned, non-listed REIT that is also advised by our Advisor and invests in lodging and lodging-related properties. See Note 5 for further discussion.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Buildings	$969,661	$969,661
Land	211,278	211,278
Furniture, fixtures and equipment	69,009	67,541
Building and site improvements	23,436	10,279
Construction in progress	5,296	15,988
Hotels, at cost	1,278,680	1,274,747
Less: Accumulated depreciation	(38,115)	(28,335)
Net investments in hotels	$1,240,565	$1,246,412

CWI 2 3/31/2017 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the acquisition that we completed during the three months ended March 31, 2016, the Seattle Marriott Bellevue, and the new financing related to this hotel, had occurred on July 14, 2015, the opening date of the hotel. The transaction was accounted for as a business combination. No hotels were acquired during the three months ended March 31, 2017. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisition actually occurred on the date listed above, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

Three Months Ended March 31,
2016
Pro forma total revenues	$31,696

Pro forma net income	$2,193
Pro forma income attributable to noncontrolling interests	(1,655)
Pro forma net income attributable to CWI 2 stockholders	$538

Pro forma income per Class A share:
Net income attributable to CWI 2 stockholders	$242
Basic and diluted pro forma weighted-average shares outstanding	16,477,263
Basic and diluted pro forma income per share	$0.01

Pro forma income per Class T share:
Net income attributable to CWI 2 stockholders	$296
Basic and diluted pro forma weighted-average shares outstanding	21,063,401
Basic and diluted pro forma income per share	$0.01

The pro forma weighted-average shares outstanding were determined as if the number of shares required to raise any funds needed for the acquisition of the Seattle Marriott Bellevue during the three months ended March 31, 2016 were issued on July 14, 2015. We assumed that we would have issued Class A shares to raise such funds. All acquisition costs for this acquisition are presented as if they were incurred on July 14, 2015, the opening date of the hotel.

Construction in Progress

At March 31, 2017 and December 31, 2016, construction in progress, recorded at cost, was $5.3 million and $16.0 million, respectively, and related primarily to planned renovations at the Embassy Suites by Hilton Denver-Downtown/Convention Center at March 31, 2017 and the Marriott Sawgrass Golf Resort & Spa at December 31, 2016 (Note 9). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. During the three months ended March 31, 2017 and 2016, we capitalized $0.3 million and $0.1 million, respectively, of such costs. At March 31, 2017 and December 31, 2016, accrued capital expenditures were $2.6 million and $4.4 million, respectively, representing non-cash investing activity.

Note 5. Equity Investment in Real Estate

At March 31, 2017, we owned an equity interest in one Unconsolidated Hotel, together with CWI 1 and an unrelated third party. We do not control the venture that owns this hotel, but we exercise significant influence over it. We account for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is

CWI 2 3/31/2017 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

inappropriate if the venture’s capital structure gives different rights and priorities to its investors. We have a priority return on our equity method investment. Therefore, we follow the hypothetical liquidation at book value method in determining our share of the venture’s earnings or losses for the reporting period as this method better reflects our claim on the venture’s book value at the end of each reporting period. Earnings for our equity method investment are recognized in accordance with the related investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

The following table sets forth our ownership interest in our equity investment in real estate and its carrying value. The carrying value of this venture is affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotel	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Carrying Value at
							March 31, 2017	December 31, 2016
Ritz-Carlton Key Biscayne Venture (b) (c)	FL	458	19.3%	$37,559	5/29/2015	Resort	$35,731	$35,712
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

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

(c)
We received cash distributions of $0.7 million from this investment during the three months ended March 31, 2017. At both March 31, 2017 and December 31, 2016, the unamortized basis differences on our equity investment were $1.9 million. Net amortization of the basis differences reduced the carrying value of our equity investment by less than $0.1 million for both the three months ended March 31, 2017 and 2016.

The following table sets forth our share of equity in earnings from our Unconsolidated Hotel, which is based on the hypothetical liquidation at book value model as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Unconsolidated Hotel	2017	2016
Ritz-Carlton Key Biscayne Venture	$744	$798

No other-than-temporary impairment charges were recognized during either the three months ended March 31, 2017 or 2016.

The following tables present combined summarized financial information of our equity method investment entity. Amounts provided are the total amounts attributable to the venture and does not represent our proportionate share (in thousands):

	March 31, 2017	December 31, 2016
Real estate, net	$291,911	$291,015
Other assets	48,774	47,642
Total assets	340,685	338,657
Debt	190,009	190,039
Other liabilities	20,907	20,004
Total liabilities	210,916	210,043
Members’ equity	$129,769	$128,614

	Three Months Ended March 31,
	2017	2016
Revenues	$27,875	$28,390
Expenses	(24,010)	(23,812)
Net income attributable to equity method investment	$3,865	$4,578

CWI 2 3/31/2017 10-Q – 16

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

Items Measured at Fair Value on a Recurring Basis

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three months ended March 31, 2017 or 2016. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse and limited-recourse debt, which we have classified as Level 3, had a carrying value of $715.1 million and $571.9 million at March 31, 2017 and December 31, 2016, respectively, and an estimated fair value of $718.7 million and $570.8 million at March 31, 2017 and December 31, 2016, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both March 31, 2017 and December 31, 2016.

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

CWI 2 3/31/2017 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at
	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swap	Other assets	$1,116	$816
Interest rate caps	Other assets	141	279
		$1,257	$1,095

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both March 31, 2017 and December 31, 2016, no cash collateral had been posted nor received for any of our derivative positions.

We recognized an unrealized gain of $0.1 million and loss of $1.3 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swap and caps during the three months ended March 31, 2017 and 2016, respectively.

We reclassified $0.1 million and $0.2 million of losses from Other comprehensive income (loss) on derivatives into Interest expense during the three months ended March 31, 2017 and 2016, respectively.

Amounts reported in Other comprehensive income (loss) related to our interest rate swap and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At March 31, 2017, we estimated that an additional $0.1 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swap and caps.

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

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at March 31, 2017 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	March 31, 2017
Interest rate swap	1	$100,000	$1,116
Interest rate caps	6	290,500	141
			$1,257

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2017. At March 31, 2017, our total credit exposure was $1.2 million and the maximum exposure to any single counterparty was $1.0 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2017, we had not been declared in default on any of our derivative obligations. At both March 31, 2017 and December 31, 2016, we had no derivatives that were in a net liability position.

CWI 2 3/31/2017 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse and, where indicated, limited-recourse debt, net on our Consolidated Hotels (dollars in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	March 31, 2017	December 31, 2016
Courtyard Nashville Downtown (a) (b)	3.82%	Variable	5/2019	$41,693	$41,656
San Jose Marriott (a) (c)	3.53%	Variable	7/2019	87,486	87,429
Renaissance Atlanta Midtown Hotel (a) (c) (d)	3.82%, 10.82%	Variable	8/2019	46,694	46,611
Marriott Sawgrass Golf Resort & Spa (a)	4.63%	Variable	11/2019	78,000	78,000
Seattle Marriott Bellevue (a) (b) (e)	3.88%	Variable	1/2020	99,253	99,188
Le Méridien Arlington (a) (b)	3.53%	Variable	6/2020	34,538	34,502
Ritz-Carlton San Francisco	4.59%	Fixed	2/2022	142,827	—
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	99,738	99,725
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,830	84,824
				$715,059	$571,935
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rates in effect at March 31, 2017 through the use of an interest rate cap or swap, as applicable.

(b)	These mortgage loans each have a one-year extension option, which are subject to certain conditions. The maturity dates in the table do not reflect the extension option.

(c)	These mortgage loans have two one-year extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(d)
The debt is comprised of a $34.0 million senior mortgage loan with a floating annual interest rate of London Interbank Offered Rate, or LIBOR, plus 3.0% and a $13.5 million mezzanine loan with a floating annual interest rate of LIBOR plus 10.0%, both subject to interest rate caps. Both loans have a maturity date of August 30, 2019.

(e)
At December 31, 2016, this loan was limited-recourse up to a maximum of $15.0 million, which would terminate upon satisfaction of certain conditions as described in the loan agreement. During the first quarter of 2017, these conditions were met so that the limited-recourse provisions no longer apply, and as a result, this loan was considered to be a non-recourse loan at March 31, 2017.

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

Financing Activity During 2017

During the three months ended March 31, 2017, in connection with our acquisition of the Ritz-Carlton San Francisco in December 2016, which was financed, in part, by a loan of $210.0 million from WPC, we obtained a non-recourse mortgage loan of $143.0 million, with a fixed interest rate of 4.6%. The loan has a maturity date of February 1, 2022 and is interest-only for the full term. We recognized $0.2 million of deferred financing costs related to this loan.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At March 31, 2017, we were in compliance with the applicable covenants for each of our mortgage loans.

CWI 2 3/31/2017 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2017, each of the next four calendar years following December 31, 2017 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder)	$640
2018	960
2019	258,559
2020	136,087
2021	3,488
Thereafter through 2023	318,766
718,500
Deferred financing costs	(3,441)
Total	$715,059

Note 9. Commitments and Contingencies

At March 31, 2017, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Pursuant to our advisory agreement, we are liable for certain expenses related to our initial public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by FINRA. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) limited to 1.5% of the gross proceeds from the offering, which has been extended to December 31, 2017. Through March 31, 2017, our Advisor incurred organization and offering costs on our behalf of approximately $8.2 million, all of which we were obligated to pay. Unpaid costs of $0.4 million were included in Due to affiliates in the consolidated financial statements at March 31, 2017.

Hotel Management Agreements

As of March 31, 2017, our Consolidated Hotel properties are operated pursuant to long-term management agreements with four different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 2.5% to 3.0% of hotel revenues. Four of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after we have received a priority return on our investment in the hotel. For the three months ended March 31, 2017 and 2016, we incurred management fee expense, including amortization of deferred management fees, of $2.9 million and $1.1 million, respectively.

Franchise Agreements

As of March 31, 2017, we have four franchise agreements with Marriott owned brands and one with a Hilton owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 20 to 25 years. This number excludes four hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of

CWI 2 3/31/2017 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. For the three months ended March 31, 2017 and 2016, we incurred franchise fee expense, including amortization of deferred franchise fees, of $1.4 million and $0.6 million, respectively.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our Consolidated Hotels (Note 4). We do not currently expect, and are not obligated, to fund any planned renovations on our Unconsolidated Hotel beyond our original investment.

At March 31, 2017, five hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that two will be completed during the second quarter of 2017, one will be completed during the second half of 2017, one will be completed during the first half of 2018 and one will be completed during the second half of 2018. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	March 31, 2017	December 31, 2016
Capital commitments	$45,627	$48,327
Less: amounts paid	(27,196)	(22,981)
Unpaid commitments	18,431	25,346
Less: amounts in restricted cash designated for renovations	(12,743)	(17,582)
Unfunded commitments (a)	$5,688	$7,764
___________

(a)
Of our unfunded commitments at March 31, 2017 and December 31, 2016, approximately $5.7 million and $6.2 million, respectively, of unrestricted cash on our balance sheet was designated for renovations.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 1% and 5% of the respective hotel’s total gross revenue. At March 31, 2017 and December 31, 2016, $13.4 million and $14.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements.

Note 10. Income (Loss) Per Share and Equity

Income (Loss) Per Share

The following table presents income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	24,284,965	$395	$0.02	14,647,845	$(1,494)	$(0.10)
Class T common stock	46,283,107	643	0.01	21,493,640	(2,207)	(0.10)
Net income (loss) attributable to CWI 2 stockholders		$1,038			$(3,701)

The allocation of Net income (loss) attributable to CWI 2 stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for each respective period. For the three months ended March 31, 2017 and 2016, the allocation for the Class A common stock excludes the accretion of interest on the annual

CWI 2 3/31/2017 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

distribution and shareholder servicing fee of $0.1 million and less than $0.1 million, respectively, which is only applicable to holders of Class T common stock (Note 3).

Transfers to Noncontrolling Interests

On March 30, 2017, we purchased the incentive membership interest in the Courtyard Nashville Downtown venture from an unaffiliated third party for $3.5 million. Our acquisition of the membership interest is accounted for as an equity transaction, with no gain or loss recognized in the consolidated statement of operations. The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to CWI stockholders	$1,038	$(3,701)
Transfers to noncontrolling interest
Decrease in CWI’s additional paid-in capital for purchase of remaining membership interest in Courtyard Nashville Downtown venture	(3,524)	—
Net transfers to noncontrolling interest	(3,524)	—
Change from net loss attributable to CWI and transfers to noncontrolling interest	$(2,486)	$(3,701)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of changes in Accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Three Months Ended March 31,
Gains and Losses on Derivative Instruments	2017	2016
Beginning balance	$896	$(94)
Other comprehensive income (loss) before reclassifications	53	(1,344)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	120	155
Total	120	155
Net current period other comprehensive income (loss)	173	(1,189)
Net current period other comprehensive (gain) loss attributable to noncontrolling interests	(2)	2
Ending balance	$1,067	$(1,281)

Distributions

During the first quarter of 2017, our board of directors declared per share distributions at a rate of $0.0019035 and $0.0016110 per day for our Class A and Class T common stock, respectively. The distributions for our Class A common stock are comprised of $0.0015347 payable in cash and $0.0003688 payable in shares of our Class A common stock to stockholders of record on each day of the quarter. The distributions for our Class T common stock are comprised of $0.0012422 payable in cash and $0.0003688 payable in shares of our Class T common stock to stockholders of record on each day of the quarter. These distributions were paid on April 17, 2017 in the aggregate amount of $8.4 million. Our distributions that are payable in shares of our Class A and Class T common stock are recorded at par value in our consolidated financial statements.

We paid distributions totaling $7.2 million during the three months ended March 31, 2017, comprised of distributions declared during the three months ended December 31, 2016.

Note 11. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2017. Accordingly, we have not included any

CWI 2 3/31/2017 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2017 and 2016. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.
Certain of our subsidiaries have elected taxable REIT subsidiary, or TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three months ended March 31, 2017 and 2016. Current income tax expense was $0.9 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.
Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that more likely than not we will not realize the deferred tax asset based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs were recorded, as necessary, as of March 31, 2017 and December 31, 2016. Deferred tax assets (net of valuation allowance) totaled $1.5 million and $1.4 million at March 31, 2017 and December 31, 2016, respectively, and are included in Other assets in the consolidated financial statements. The majority of our deferred tax assets relate to net operating losses, accrued expenses and key money liability. Provision for income taxes included net deferred income tax benefits of $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

CWI 2 3/31/2017 10-Q – 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2016 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2016 Annual Report, we are a publicly-owned, non-listed REIT that invests in, and through our Advisor, manages and seeks to enhance the value of, our interests in lodging and lodging-related properties. At March 31, 2017, we held ownership interests in ten hotels, with a total of 3,627 rooms.

As of March 31, 2017, we have raised a total of $821.8 million through our initial public offering, exclusive of DRIP. We intend to invest our proceeds in a diversified lodging portfolio, including full-service, select-service and resort hotels. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We may invest in hotels that then undergo significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Public Offering

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1.4 billion of Class A shares, was declared effective by the SEC under the Securities Act. The Registration Statement also covered the offering of up to $600.0 million of Class A shares under the DRIP. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering and under our DRIP, which was declared effective by the SEC on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1.4 billion in the initial public offering and up to $600.0 million through our DRIP. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and other selected dealers. Through March 31, 2017, we raised gross offering proceeds for our Class A common stock and Class T common stock of $272.3 million and $549.5 million, respectively. The offering was temporarily suspended on March 31, 2017 while our Advisor completed the determination of our NAVs as of December 31, 2016 and we updated our offering documents to reflect the NAVs and related changes to the offering prices of our shares. The current offering prices are $11.93 and $11.28 per Class A share and Class T share, respectively. We currently intend to sell shares through our initial public offering until December 31, 2017 and intend to use the net proceeds of the offering to continue to acquire, own and manage a portfolio of interests in lodging and lodging-related properties.

Net Asset Values

On April 12, 2017, we announced that our Advisor had determined our NAVs as of December 31, 2016 to be $10.74 per Class A share and Class T share based on shares outstanding at December 31, 2016. Our NAVs were calculated by our Advisor relying in part on appraisals of the fair market value of our real estate portfolio at December 31, 2016 and estimates of the fair market value of our mortgage debt at the same date, both provided by independent third parties. The net amount was then adjusted for estimated disposition fees payable to our advisor and our other net assets and liabilities at the same date. The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. For additional information on the calculation of our NAVs and the uses for which the NAV serves as the basis at December 31, 2016, please see our Current Report on Form 8-K dated April 12, 2017.

CWI 2 3/31/2017 10-Q – 24

Management Changes

On March 28, 2017, we announced that Ms. Mallika Sinha was appointed as our Chief Financial Officer effective March 24, 2017, succeeding Ms. ToniAnn Sanzone, who resigned from that position, effective as of that same date. Ms. Sanzone will remain Chief Financial Officer of WPC. Ms. Sinha, who was also appointed as the Chief Financial Officer of CWI 1 on the same date, served as our Executive Director – Corporate Finance from January 2016 to March 2017, having served as Senior Vice President – Corporate Finance from March 2013 to December 2016.

Financings

In connection with our acquisition of the Ritz-Carlton San Francisco, which was completed on December 30, 2016, we obtained non-recourse mortgage financing of $143.0 million, with a fixed interest rate of 4.6% and term of five years, during the three months ended March 31, 2017 (Note 8). The net proceeds were used to repay a portion of the $210.0 million loan we received from WPC at the time of acquisition (Note 3). We repaid the remainder of the WPC loan during the three months ended March 31, 2017 using the proceeds from our initial public offering.

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended March 31,
	2017	2016
Hotel revenues	$80,825	$30,852
Acquisition-related expenses	—	4,866
Net income (loss) attributable to CWI 2 stockholders	1,038	(3,701)

Cash distributions paid	7,192	1,846

Net cash provided by operating activities	4,334	2,480
Net cash used in investing activities	(5,178)	(195,568)
Net cash provided by financing activities	118,010	261,622

Supplemental Financial Measures: (a)
FFO attributable to CWI 2 stockholders	10,031	(370)
MFFO attributable to CWI 2 stockholders	10,038	4,466

Consolidated Hotel Operating Statistics
Occupancy	77.8%	75.3%
ADR	$233.93	$189.00
RevPAR	181.99	142.25
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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At March 31, 2017, we owned nine Consolidated Hotels, compared to four Consolidated Hotels at March 31, 2016.

CWI 2 3/31/2017 10-Q – 25

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

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at March 31, 2017
Consolidated Hotels
2015 Acquisitions
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	$24,764	4/1/2015	Resort	Completed
Courtyard Nashville Downtown	TN	192	100%	58,498	5/1/2015	Select-Service	In progress
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	168,809	11/4/2015	Full-Service	In progress
2016 Acquisitions
Seattle Marriott Bellevue	WA	384	95.4%	175,921	1/22/2016	Full-Service	None planned
Le Méridien Arlington	VA	154	100%	54,891	6/28/2016	Full-Service	Completed
San Jose Marriott	CA	510	100%	153,814	7/13/2016	Full-Service	Planned future
San Diego Marriott La Jolla	CA	372	100%	136,782	7/21/2016	Full-Service	Planned future
Renaissance Atlanta Midtown Hotel	GA	304	100%	78,782	8/30/2016	Full-Service	Planned future
Ritz-Carlton San Francisco	CA	336	100%	272,207	12/30/2016	Full-Service	None planned
		3,169		$1,124,468
Unconsolidated Hotel
Ritz-Carlton Key Biscayne (b)	FL	458	19.3%	$37,559	5/29/2015	Resort	In progress

_________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

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

In addition, we use other information that may not be financial in nature, including statistical information, to evaluate the operating performance of our business, such as occupancy rate, average daily rate, or ADR, and revenue per available room, or RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, changes in regional and local labor markets, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

As illustrated by the acquisition dates listed in the table above in “Portfolio Overview,” our results are not comparable year over year because of our continued investment activity. Additionally, the comparability of our results year over year are significantly impacted by acquisition-related costs and fees, which are material one-time costs that are expensed as incurred, as well as the timing of renovation activity. We may invest in hotels that then undergo significant renovations. Generally, during the renovation period a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. We intend to continue to utilize the capital from our initial public offering and mortgage and other indebtedness to fund our acquisitions, and in some instances, our renovations.

CWI 2 3/31/2017 10-Q – 26

The following table presents our comparative results of operations (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Hotel Revenues	$80,825	$30,852	$49,973

Hotel Expenses	65,801	23,962	41,839

Other Operating Expenses
Asset management fees to affiliate and other expenses	2,044	917	1,127
Corporate general and administrative expenses	1,432	1,014	418
Acquisition-related expenses	—	4,866	(4,866)
	3,476	6,797	(3,321)

Operating Income	11,548	93	11,455

Other Income and (Expenses)
Interest expense	(7,809)	(2,916)	(4,893)
Equity in earnings of equity method investment in real estate	744	798	(54)
Other income	19	9	10
	(7,046)	(2,109)	(4,937)

Income (Loss) from Operations Before Income Taxes	4,502	(2,016)	6,518
Provision for income taxes	(703)	(30)	(673)
Net Income (Loss)	3,799	(2,046)	5,845
Income attributable to noncontrolling interests	(2,761)	(1,655)	(1,106)
Net Income (Loss) Attributable to CWI 2 Stockholders	$1,038	$(3,701)	$4,739
Supplemental financial measure:(a)
MFFO Attributable to CWI 2 Stockholders	$10,038	$4,466	$5,572
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

CWI 2 3/31/2017 10-Q – 27

Our Same Store Hotels are comprised of our 2015 Acquisitions and our Recently Acquired Hotels are comprised of our 2016 Acquisitions.

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three months ended March 31, 2017 and 2016. In the year of acquisition, this information represents data from each hotel’s acquisition date through period end.

	Three Months Ended March 31,
Same Store Hotels	2017	2016
Occupancy Rate	73.7%	74.8%
ADR	$189.38	$185.81
RevPAR	139.52	139.05

	Three Months Ended March 31,
Recently Acquired Hotels	2017	2016
Occupancy Rate	80.0%	76.9%
ADR	$256.00	$200.60
RevPAR	204.86	154.25

Hotel Revenues

For the three months ended March 31, 2017 as compared to the same period in 2016, hotel revenues increased by $50.0 million. Revenue attributable to our Same Store Hotels increased by $1.7 million for the three months ended March 31, 2017 as compared to 2016, primarily representing an increase in revenue contributed by the Marriott Sawgrass Golf Resort & Spa as a result of the completion of renovations that were in progress during the prior year period, partially offset by the impact of renovations in progress during the current year period at the Embassy Suites by Hilton Denver-Downtown/Convention Center. Revenue attributable to our Recently Acquired Hotels increased by $48.3 million for the three months ended March 31, 2017 as compared to the same period in 2016, primarily representing revenue contributed by hotels we acquired during the second, third and fourth quarters of 2016.

Hotel Expenses

For the three months ended March 31, 2017 as compared to the same period in 2016, aggregate hotel operating expenses increased by $41.8 million. Aggregate hotel operating expenses attributable to our Same Store Hotels increased by $1.5 million for the three months ended March 31, 2017 as compared to 2016, consistent with the change in revenue discussed above. Aggregate hotel operating expenses for our Recently Acquired Hotels increased by $40.3 million for the three months ended March 31, 2017 as compared to the same period in 2016, primarily representing expenses incurred by hotels we acquired during the second, third and fourth quarters of 2016.

Asset Management Fees to Affiliate and Other

Asset management fees to affiliate and other primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our Advisor (Note 3).

For the three months ended March 31, 2017 as compared to the same period in 2016, asset management fees to affiliate and other increased by $1.1 million, reflecting the impact of our 2016 Acquisitions, which increased the asset base from which our Advisor earns a fee, as well as an increase in the estimated fair market value of our hotel portfolio. We settled all asset management fees for the three months ended March 31, 2017 and 2016 in shares of our Class A common stock, rather than in cash, at the election of our Advisor.

Corporate General and Administrative Expenses

For the three months ended March 31, 2017 as compared to the same period in 2016, corporate general and administrative expenses increased by $0.4 million, primarily as a result of an increase in personnel and overhead reimbursement costs. The increase in personnel and overhead reimbursement costs were primarily driven by an increase in our pro rata hotel revenue relative to CWI 1’s pro rata hotel revenue, which directly impacts the allocation of our Advisor’s expenses to us (Note 3).

CWI 2 3/31/2017 10-Q – 28

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

For the three months ended March 31, 2016, acquisition-related expenses were $4.9 million. We did not acquire any hotels during the three months ended March 31, 2017.

Operating Income

For the three months ended March 31, 2017, operating income was $11.5 million, as compared to $0.1 million for the three months ended March 31, 2016, representing (i) an increase in hotel revenue, net of hotel expenses, as a result of the impact of our 2016 Acquisitions and (ii) a decrease in acquisition-related expenses period over period. The improvement in operating results was partially offset by an increase in asset management fees paid during the three months ended March 31, 2017.

Interest Expense

For the three and three months ended March 31, 2017 as compared to the same period in 2016, interest expense increased by $4.9 million, primarily as a result of mortgage financing obtained in connection with our 2016 Acquisitions.

Equity in Earnings of Equity Method Investment in Real Estate

Equity in earnings of equity method investment in real estate represents earnings from our equity investment in the Ritz-Carlton Key Biscayne Venture recognized in accordance with the investment agreement and is based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the three months ended March 31, 2017 or 2016.

During the three months ended March 31, 2017 as compared to the same period in 2016, equity in earnings from the Ritz-Carlton Key Biscayne Venture decreased by $0.1 million.

Income Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
Venture	2017	2016
Marriott Sawgrass Golf Resort & Spa Venture (a)	$(1,385)	$(1,126)
Seattle Marriott Bellevue (b)	231	—
Operating Partnership - Available Cash Distribution (c) (Note 3)	(1,607)	(529)
	$(2,761)	$(1,655)
___________

(a)	The increase in income was primarily the result of the completion of renovations that were in progress during the prior year.

(b)	We acquired our 95.4% interest in this venture on January 22, 2016. The results for the three months ended March 31, 2016 above represent data from its acquisition date through March 31, 2016.

(c)	The increase in income was primarily due to our 2016 Acquisitions.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

For the three months ended March 31, 2017 as compared to the same period in 2016, MFFO increased by $5.6 million, primarily reflecting operating results from our 2016 Acquisitions.

CWI 2 3/31/2017 10-Q – 29

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

We expect to meet our short-term liquidity requirements through existing cash and escrow balances and cash flow generated from our hotels. We may also use short-term borrowings from our Advisor or its affiliates to fund acquisitions, at our Advisor’s discretion, as described below in Cash Resources. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance the debt thereon or reinvest the proceeds of financings or refinancings in additional properties. We expect that cash flow from operations will be negatively impacted while we are acquiring hotels and undertaking renovations due to acquisition-related costs, renovation disruption and other administrative costs related to our regulatory reporting requirements specific to each acquisition. Once the proceeds from our initial public offering are fully invested and initial renovations are completed, we believe that our hotels will generate positive cash flow. However, until that occurs, it may be necessary to use offering proceeds, financings or asset sales to fund a portion of our operating activities and distributions. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through cash flow from our hotel portfolio and long-term borrowings.

We have raised aggregate gross proceeds in our initial public offering of approximately $821.8 million through March 31, 2017, detailed as follows (in thousands):

	Funds Raised
Period	Class A	Class T	Total
From Inception to June 30, 2015 (a)	$7,980	$8,983	$16,963
Q3 2015 (a)	32,849	42,646	75,495
Q4 2015 (a)	64,916	89,601	154,517
Q1 2016 (a)	60,724	96,300	157,024
Q2 2016 (b)	17,373	48,990	66,363
Q3 2016 (b)	17,741	47,672	65,413
Q4 2016 (b)	17,649	62,912	80,561
Q1 2017 (b)	53,095	152,398	205,493
	$272,327	$549,502	$821,829
_________

(a)	The initial offering prices were $10.00 and $9.45 per share for our Class A and Class T shares of common stock, respectively.

(b)
In March 2016, we published our initial annual NAVs, which were determined by our Advisor as of December 31, 2015, and subsequently adjusted our offering prices to $11.70 and $11.05 per share for our Class A and Class T shares of common stock, respectively. We temporarily suspended the offering on March 31, 2017 while obtaining updated NAVs as of December 31, 2016.

Sources and Uses of Cash During the Period

We use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, including the level of sales of our shares through our initial public offering, the financial and operating performance of our hotels, the timing of purchases of hotels, the timing of financings we obtain in connection with our hotel acquisitions and existing hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the proceeds from our offering, we will generate sufficient cash from operations and from our equity method investment to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, sale of assets, distributions reinvested in our common stock through our DRIP and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

CWI 2 3/31/2017 10-Q – 30

Operating Activities

For the three months ended March 31, 2017 as compared to the same period in 2016, net cash provided by operating activities increased by $1.9 million, primarily resulting from net cash flow from hotel operations generated by our 2016 Acquisitions, which more than offset operating costs, as well as a decrease in acquisition-related expenses incurred during the three months ended March 31, 2017 as compared to the same period in 2016. We did not acquire any hotels during the three months ended March 31, 2017. These net cash flow increases were partially offset by the $7.2 million acquisition fee paid to our Advisor related to the acquisition of the Ritz-Carlton San Francisco on December 30, 2016, which was paid in the first quarter of 2017.

Investing Activities

During the three months ended March 31, 2017, net cash used in investing activities was $5.2 million. We funded $5.7 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $13.8 million and $14.4 million, respectively, for renovations and improvements, property taxes and insurance.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $118.0 million, primarily as a result of (i) $197.8 million in funds raised through the issuance of shares of our common stock in our initial public offering, net of issuance costs, including distributions that were reinvested in shares of our common stock by stockholders through our DRIP, and (ii) mortgage financing obtained during the current year period in connection with our 2016 acquisition of the Ritz-Carlton San Francisco of $143.0 million.

The inflows were partially offset by (i) the repayment of our note payable to WPC of $210.0 million (Note 3), (ii) cash distributions paid to stockholders of $7.2 million, (iii) our purchase of the incentive membership interest in the Courtyard Nashville Downtown for $3.5 million (Note 10) and (iv) distributions to noncontrolling interests totaling $3.4 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the three months ended March 31, 2017, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $7.2 million, which were comprised of cash distributions of $2.7 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $4.5 million. From Inception through March 31, 2017, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $33.9 million, which were comprised of cash distributions of $12.6 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $21.3 million.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 100% and 39% of total distributions declared for the three months ended March 31, 2017 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our initial public offering. Our distribution coverage using Cash flow from operations was approximately 51% and 75% of total distributions declared for the three months ended March 31, 2017 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our initial public offering. Until we have fully invested the proceeds of our initial public offering, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from offering proceeds, borrowings, assets sale proceeds or other sources of cash.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the redemptions so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, do not exceed 5% of our

CWI 2 3/31/2017 10-Q – 31

total shares outstanding as of the last day of the immediately preceding quarter, unless otherwise approved by our board of directors. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the three months ended March 31, 2017, we redeemed 52 shares and 41 shares of our Class A and Class T common stock, respectively, pursuant to our redemption plan, at an average price per share of $10.18 and $10.02, respectively. We funded all share redemptions during the three months ended March 31, 2017 from sales of our common stock pursuant to our DRIP.

Additionally, during the three months ended March 31, 2017, we received requests to redeem 47,665 shares of our Class A common stock and 26,575 shares of our Class T common stock at an aggregate value of $0.5 million and $0.3 million, respectively. These redemption requests were deferred by our board of directors to April 2017 in order to correspond with the announcement of our updated NAVs as of December 31, 2016, which serves as the basis for the redemption prices under the program and were paid in full in April 2017.

Summary of Financing

The table below summarizes our non-recourse and limited-recourse debt, net (dollars in thousands):

	March 31, 2017	December 31, 2016
Carrying Value
Fixed rate (a)	$327,395	$184,549
Variable rate (a):
Amount subject to interest rate cap, if applicable	288,411	288,199
Amount subject to interest rate swap	99,253	99,187
	387,664	387,386
	$715,059	$571,935
Percent of Total Debt
Fixed rate	46%	32%
Variable rate	54%	68%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.0%
Variable rate (b)	4.2%	4.0%
_________

(a)	Aggregate debt balance includes deferred financing costs totaling $3.4 million and $3.6 million as of March 31, 2017 and December 31, 2016, respectively.

(b)	The impact of our derivative instruments are reflected in the weighted-average interest rates.

Additionally, at December 31, 2016, amounts due to WPC were $210.0 million (Note 3), representing a loan that was used to fund, in part, the 2016 acquisition of the Ritz-Carlton San Francisco. During the three months ended March 31, 2017, we fully repaid the $210.0 million loan.

Cash Resources

At March 31, 2017, our cash resources consisted of cash totaling $180.4 million, of which $18.1 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

As of March 31, 2017, we were authorized to borrow up to $250.0 million from WPC, at the sole discretion of the management of WPC, for the purpose of facilitating acquisitions approved by our investment committee (Note 3). As of March 31, 2017, there were no borrowings outstanding pursuant to this authorization.

CWI 2 3/31/2017 10-Q – 32

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

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 1% and 5% of the respective hotel’s total gross revenue. At March 31, 2017 and December 31, 2016, $13.4 million and $14.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at March 31, 2017, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$718,500	$880	$344,601	$198,147	$174,872
Interest on borrowings (b)	119,442	30,442	54,310	27,290	7,400
Contractual capital commitments (c)	18,431	13,431	5,000	—	—
Due to Carey Financial (d)	19,400	5,354	10,546	3,500	—
Lease commitments (e)	1,236	322	645	269	—
Due to our Advisor (f)	434	434	—	—	—
Asset retirement obligation, net (g)	94	—	—	—	94
	$877,537	$50,863	$415,102	$229,206	$182,366
___________

(a)	Excludes deferred financing costs totaling $3.4 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.

(c)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(d)	Represents the estimated liability for the present value of the future distribution and shareholder servicing fees payable to Carey Financial (Note 3).

(e)	Lease commitments consist of our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities.

(f)	Represents amounts advanced by our Advisor for organization and offering costs subject to limitations under the advisory agreement (Note 3).

(g)	Represents the estimated future obligation for the removal of asbestos and environmental waste in connection with two of our hotels upon the retirement of the asset.

CWI 2 3/31/2017 10-Q – 33

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

CWI 2 3/31/2017 10-Q – 34

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

CWI 2 3/31/2017 10-Q – 35

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

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to CWI 2 stockholders	$1,038	$(3,701)
Adjustments:
Depreciation and amortization of real property	9,798	3,827
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(805)	(496)
Total adjustments	8,993	3,331
FFO attributable to CWI 2 stockholders — as defined by NAREIT	10,031	(370)
Other rent adjustments	7	(30)
Acquisition expenses (a)	—	4,866
Total adjustments	7	4,836
MFFO attributable to CWI 2 stockholders	$10,038	$4,466
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

CWI 2 3/31/2017 10-Q – 36

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations. At March 31, 2017, we held ownership interests in nine Consolidated Hotels and one Unconsolidated Hotel, and operate in the states of California, Colorado, Florida, Georgia, Tennessee, Virginia and Washington. Collectively, nine of our hotels are operated under the Marriott brands and one hotel is operated under the Hilton brand. These results reflect the impact of the merger of Marriott and Starwood during the third quarter of 2016.

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

At March 31, 2017, we estimated that the total fair value of our interest rate swap and caps, which are included in Other assets in the consolidated financial statements, was in an asset position of $1.3 million (Note 7).

At March 31, 2017, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. The annual interest rate on our fixed debt at March 31, 2017 ranged from 3.9% to 4.6%. The contractual annual interest rates on our variable-rate debt at March 31, 2017 ranged from 3.5% to 10.8%. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at March 31, 2017 and excludes deferred financing costs (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$2,394	$3,352	$3,488	$318,766	$328,000	$324,338
Variable-rate debt	$640	$960	$256,165	$132,735	$—	$—	$390,500	$394,375

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at March 31, 2017 by an aggregate increase of $19.5 million or an aggregate decrease of $25.1 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at March 31, 2017 would increase or decrease by $2.9 million for each respective 1.0% change in annual interest rates.

CWI 2 3/31/2017 10-Q – 37

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 2 3/31/2017 10-Q – 38

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2017, we issued 163,111 shares of Class A common stock, at the NAV per share published at that time of $10.53 per share, to our Advisor as consideration for asset management fees. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From Inception through March 31, 2017, we have issued a total of 627,278 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were either issued at the NAV published at that time or, prior to the initial NAV being published, $10.00 per share, which is the price at which our shares of our Class A common stock were sold in our initial public offering prior to the NAV being published.

Use of Offering Proceeds

Our Registration Statement (File No. 333-196681) for our initial public offering was initially declared effective by the SEC on February 9, 2015 with respect to our Class A shares. On April 1, 2015, we filed an amended registration statement to include Class T shares in our initial public offering, which was declared effective by the SEC on April 13, 2015. The initial offering prices were $10.00 and $9.45 per share for our Class A and Class T shares of common stock, respectively. We published NAVs for each share class in March 2016 and subsequently adjusted our offering prices to $11.70 and $11.05 per share for our Class A and Class T shares of common stock, respectively. As of March 31, 2017, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class T	Total
Shares registered (a)	47,863,248	76,018,100	123,881,348
Aggregate price of offering amount registered (a)	$560,000	$840,000	$1,400,000
Shares sold (b)	25,980,967	53,381,095	79,362,062
Aggregated offering price of amount sold	$272,327	$549,502	$821,829
Direct or indirect payments to our Advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(18,510)	(18,338)	(36,848)
Direct or indirect payments to broker-dealers	(8,079)	(15,114)	(23,193)
Net offering proceeds to the issuer after deducting expenses	$245,738	$516,050	761,788
Purchases of real estate related assets, net of financing and distributions to/contributions from noncontrolling interests			(490,817)
Proceeds from note payable to affiliate			332,447
Repayment of note payable to affiliate			(332,447)
Acquisition costs expensed			(39,964)
Purchase of equity interest			(37,559)
Net funds placed in escrow			(35,099)
Cash distributions paid to stockholders			(4,441)
Net deposits for hotel investments and mortgage financing			(1,521)
Working capital			28,024
Temporary investments in cash and cash equivalents			$180,411
___________

(a)
These amounts are based on the assumption that the shares sold in our initial public offering will be composed of 40% Class A common stock and 60% Class T common stock and that the shares are being sold at the offering prices that were in effect at March 31, 2017 of $11.70 and $11.05 per share, respectively.

(b)	Excludes Class A shares issued to affiliates, including our Advisor, and Class A and Class T shares issued pursuant to our DRIP.

CWI 2 3/31/2017 10-Q – 39

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2017:

	Class A		Class T
2017 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January	52	$10.18	41	$10.02	N/A	N/A
February	—	—	—	—	N/A	N/A
March	—	—	—	—	N/A	N/A
Total	52		41
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

CWI 2 3/31/2017 10-Q – 40

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

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 2 3/31/2017 10-Q – 41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	May 12, 2017
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	May 12, 2017
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 2 3/31/2017 10-Q – 42

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

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 2 3/31/2017 10-Q – 43