Form 10-Q
period 2017-06-30
Carey Watermark Investors 2 Inc
filed 2017-08-11
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Registrant has 28,797,884 shares of Class A common stock, $0.001 par value, and 57,498,946 shares of Class T common stock, $0.001 par value, outstanding at August 4, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 23, 2017, or the 2016 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 2 6/30/2017 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Investments in real estate:
Hotels, at cost	$1,451,448	$1,274,747
Accumulated depreciation	(48,821)	(28,335)
Net investments in hotels	1,402,627	1,246,412
Equity investment in real estate	35,900	35,712
Cash	125,978	63,245
Restricted cash	47,788	36,548
Accounts receivable	21,303	12,627
Other assets	11,176	13,173
Total assets	$1,644,772	$1,407,717
Liabilities and Equity
Non-recourse and limited-recourse debt, net	$817,465	$571,935
Due to related parties and affiliates	20,550	231,258
Accounts payable, accrued expenses and other liabilities	52,805	47,223
Distributions payable	10,202	7,192
Total liabilities	901,022	857,608
Commitments and contingencies (Note 9)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 28,321,703 and 22,414,128 shares, respectively, issued and outstanding	28	22
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 56,486,158 and 40,447,362 shares, respectively, issued and outstanding	56	40
Additional paid-in capital	786,026	573,135
Distributions and accumulated losses	(76,446)	(59,115)
Accumulated other comprehensive income	831	896
Total stockholders’ equity	710,495	514,978
Noncontrolling interests	33,255	35,131
Total equity	743,750	550,109
Total liabilities and equity	$1,644,772	$1,407,717

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2017 10-Q – 3

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Hotel Revenues
Rooms	$58,874	$23,561	$110,780	$41,702
Food and beverage	23,890	10,391	48,642	20,351
Other operating revenue	5,276	3,009	9,443	5,761
Total Hotel Revenues	88,040	36,961	168,865	67,814
Operating Expenses
Hotel Expenses
Rooms	13,286	3,954	25,401	7,385
Food and beverage	16,690	6,151	33,026	11,984
Other hotel operating expenses	1,506	1,476	3,014	2,722
Sales and marketing	7,662	3,301	14,535	6,001
General and administrative	7,279	2,632	14,401	5,096
Property taxes, insurance, rent and other	4,361	1,615	9,113	3,136
Management fees	3,202	1,575	6,074	2,667
Repairs and maintenance	2,673	1,010	5,268	1,961
Utilities	2,069	990	3,916	1,900
Depreciation and amortization	10,706	4,142	20,486	7,957
Total Hotel Expenses	69,434	26,846	135,234	50,809

Other Operating Expenses
Acquisition-related expenses	4,979	2,672	4,979	7,538
Asset management fees to affiliate and other expenses	2,078	931	4,122	1,848
Corporate general and administrative expenses	1,864	1,344	3,296	2,358
Total Other Operating Expenses	8,921	4,947	12,397	11,744
Operating Income	9,685	5,168	21,234	5,261
Other Income and (Expenses)
Interest expense	(8,495)	(3,297)	(16,304)	(6,214)
Equity in earnings of equity method investment in real estate	754	817	1,498	1,615
Other income	58	13	77	23
Total Other Income and (Expenses)	(7,683)	(2,467)	(14,729)	(4,576)
Income from Operations Before Income Taxes	2,002	2,701	6,505	685
Provision for income taxes	(1,693)	(717)	(2,396)	(747)
Net Income (Loss)	309	1,984	4,109	(62)
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $27, $336, $1,634 and $865, respectively)	(32)	(1,532)	(2,793)	(3,187)
Net Income (Loss) Attributable to CWI 2 Stockholders	$277	$452	$1,316	$(3,249)

Class A Common Stock
Net income (loss) attributable to CWI 2 Stockholders	$123	$216	$513	$(1,251)
Basic and diluted weighted-average shares outstanding	27,900,833	18,364,370	26,146,619	16,548,850
Basic and diluted income (loss) per share	$—	$0.01	$0.02	$(0.08)
Distributions Declared Per Share	$0.1744	$0.1644	$0.3457	$0.3144

Class T Common Stock
Net income (loss) attributable to CWI 2 Stockholders	$154	$236	$803	$(1,998)
Basic and diluted weighted-average shares outstanding	55,540,782	28,275,059	51,025,482	24,970,022
Basic and diluted income (loss) per share	$—	$0.01	$0.02	$(0.08)
Distributions Declared Per Share	$0.1476	$0.1381	$0.2926	$0.2645

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2017 10-Q – 4

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income (Loss)	$309	$1,984	$4,109	$(62)
Other Comprehensive Loss
Unrealized loss on derivative instruments	(233)	(607)	(60)	(1,795)
Comprehensive Income (Loss)	76	1,377	4,049	(1,857)

Amounts Attributable to Noncontrolling Interests
Net income	(32)	(1,532)	(2,793)	(3,187)
Unrealized (gain) loss on derivative instruments	(3)	1	(5)	3
Comprehensive income attributable to noncontrolling interests	(35)	(1,531)	(2,798)	(3,184)
Comprehensive Income (Loss) Attributable to CWI 2 Stockholders	$41	$(154)	$1,251	$(5,041)

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2017 10-Q – 5

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2017 and 2016
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income (Loss)	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	22,414,128	$22	40,447,362	$40	$573,135	$(59,115)	$896	$514,978	$35,131	$550,109
Net income						1,316		1,316	2,793	4,109
Shares issued, net of offering costs	5,505,437	6	15,870,792	16	214,622			214,644		214,644
Shares issued to affiliates	348,281	—			3,706			3,706		3,706
Distributions to noncontrolling interests								—	(4,674)	(4,674)
Purchase of membership interest from noncontrolling interest					(3,524)			(3,524)		(3,524)
Shares issued under share incentive plans	14,071	—			74			74		74
Stock-based compensation to directors	15,384	—			165			165		165
Stock dividends issued	142,496	—	260,129	—				—		—
Distributions declared ($0.3457 and $0.2926 per share to Class A and Class T, respectively)						(18,647)		(18,647)		(18,647)
Other comprehensive loss:
Net unrealized (loss) gain on derivative instruments							(65)	(65)	5	(60)
Repurchase of shares	(118,094)	—	(92,125)	—	(2,152)			(2,152)		(2,152)
Balance at June 30, 2017	28,321,703	$28	56,486,158	$56	$786,026	$(76,446)	$831	$710,495	$33,255	$743,750

Balance at January 1, 2016	10,792,296	$11	14,983,012	$15	$228,401	$(15,109)	$(94)	$213,224	$32,968	$246,192
Net (loss) income						(3,249)		(3,249)	3,187	(62)
Shares issued, net of offering costs	7,773,911	8	14,835,914	15	203,123			203,146		203,146
Shares issued to affiliates	144,374	—			1,511			1,511		1,511
Contributions from noncontrolling interests								—	4,000	4,000
Distributions to noncontrolling interests								—	(2,163)	(2,163)
Shares issued under share incentive plans	6,656	—			51			51		51
Stock-based compensation to directors	10,000	—			105			105		105
Stock dividends issued	51,302	—	70,102	—				—		—
Distributions declared ($0.3144 and $0.2645 per share to Class A and Class T, respectively)						(9,473)		(9,473)		(9,473)
Other comprehensive loss:
Net unrealized loss on derivative instruments							(1,792)	(1,792)	(3)	(1,795)
Repurchase of shares	(2,992)	—	(405)	—	(34)			(34)		(34)
Balance at June 30, 2016	18,775,547	$19	29,888,623	$30	$433,157	$(27,831)	$(1,886)	$403,489	$37,989	$441,478

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2017 10-Q – 6

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows — Operating Activities
Net income (loss)	$4,109	$(62)
Adjustments to net income (loss):
Depreciation and amortization	20,486	7,957
Asset management fees to affiliates settled in shares	3,969	1,612
Amortization of deferred key money, deferred financing costs and other	326	118
Amortization of stock-based compensation	320	193
Equity in earnings of equity method investment in real estate in excess of distributions received	(188)	(1,218)
(Decrease) increase in due to related parties and affiliates	(7,492)	2,403
Net changes in other assets and liabilities	(2,950)	1,128
Receipt of key money and other deferred incentive payments	2,688	375
Net Cash Provided by Operating Activities	21,268	12,506

Cash Flows — Investing Activities
Acquisitions of hotels	(168,884)	(234,812)
Funds placed in escrow	(41,174)	(35,856)
Funds released from escrow	30,240	22,554
Capital expenditures	(11,665)	(8,393)
Deposits released for hotel investments	1,521	5,541
Deposits for hotel investments	—	(12,681)
Net Cash Used in Investing Activities	(189,962)	(263,647)

Cash Flows — Financing Activities
Proceeds from mortgage financing	246,000	146,300
Proceeds from issuance of shares, net of offering costs	221,802	212,516
Repayment of notes payable to affiliate	(210,000)	(20,000)
Distributions paid	(15,637)	(5,754)
Distributions to noncontrolling interests	(4,674)	(2,163)
Purchase of membership interest from noncontrolling interest (Note 10)	(3,524)	—
Repurchase of shares	(2,152)	(34)
Deposits released for mortgage financing	1,510	—
Deferred financing costs	(932)	(1,635)
Deposits for mortgage financing	(725)	(1,835)
Scheduled payments of mortgage principal	(160)	—
Withholding on restricted stock units	(81)	(36)
Proceeds from notes payable to affiliate	—	20,000
Contributions from noncontrolling interests	—	4,000
Purchase of interest rate cap	—	(46)
Net Cash Provided by Financing Activities	231,427	351,313

Change in Cash During the Period
Net increase in cash	62,733	100,172
Cash, beginning of period	63,245	51,081
Cash, end of period	$125,978	$151,253

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2017 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

CAREY WATERMARK INVESTORS 2 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors 2 Incorporated, or CWI 2, together with its consolidated subsidiaries, is a publicly owned, non-listed real estate investment trust, or REIT, that invests in, and through our advisor, manages and seeks to enhance the value of, interests in lodging and lodging-related properties primarily in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI 2 OP, LP, or the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings 2, LLC, or Carey Watermark Holdings 2, which is owned indirectly by W. P. Carey Inc., or WPC, holds a special general partner interest in the Operating Partnership.
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

We held ownership interests in 11 hotels at June 30, 2017. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotel that we record as an equity investment, or our Unconsolidated Hotel, at June 30, 2017.

Public Offering

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1.4 billion of Class A shares, was declared effective by the SEC under the Securities Act of 1933, as amended, or the Securities Act. The Registration Statement also covered the offering of up to $600.0 million of Class A shares pursuant to our distribution reinvestment plan, or DRIP. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering and under our DRIP, which was declared effective by the SEC on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1.4 billion in the initial public offering and up to $600.0 million through our DRIP. Our initial public offering was offered on a “best efforts” basis by Carey Financial, LLC, or Carey Financial, an affiliate of our Advisor, and other selected dealers.

From our Inception on May 22, 2014 through June 30, 2017, we raised offering proceeds of $278.9 million from our Class A common stock and $566.0 million from our Class T common stock. In addition, during the same period, $7.9 million and $13.3 million of distributions were reinvested in our Class A and Class T common stock, respectively, through our DRIP. The offering was temporarily suspended on March 31, 2017 while our Advisor completed the determination of our estimated net asset values per share, or NAVs, as of December 31, 2016 and we updated our offering documents to reflect the NAVs and any related changes to the offering prices of our shares. Our offering prices were updated to $11.93 and $11.28 per Class A share and Class T share, respectively.

On June 15, 2017, WPC announced that it would exit all non-traded retail fundraising activities carried out by Carey Financial, effective June 30, 2017. In light of this announcement, active fundraising by Carey Financial on our behalf ceased as of that date, with the facilitation of the orderly processing of sales continuing through July 31, 2017. On July 31, 2017, we closed our initial public offering (Note 12). We currently intend to use the remaining net proceeds of the offering to continue to acquire, own and manage a portfolio of interests in lodging and lodging-related properties.

CWI 2 6/30/2017 10-Q – 8

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

For purposes of determining the weighted-average number of shares of Class A and Class T common stock outstanding, amounts for the six months ended June 30, 2017 and 2016 have been adjusted to treat stock distributions declared and effective through the date of this Report as if they were outstanding as of January 1, 2016.

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

At June 30, 2017 and December 31, 2016, we considered four and five entities, respectively, to be VIEs, of which we consolidated three and four, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2017	December 31, 2016
Net investments in hotels	$591,449	$657,517
Total assets	637,156	706,115

Non-recourse and limited-recourse debt, net	$320,153	$218,843
Total liabilities	350,957	249,637

CWI 2 6/30/2017 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We expect to adopt this new standard on January 1, 2018 using the modified retrospective transition method, which requires a cumulative effect adjustment upon the date of adoption. We are currently evaluating the impact of the new standard and do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We are in the process of evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, (iv) distributions received from equity method investees and (v) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

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

CWI 2 6/30/2017 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. We expect to adopt this new guidance on January 1, 2018. While we are evaluating the potential impact of the standard, we currently expect that certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect the capitalization of acquisition costs (such costs are expensed for business combinations and capitalized for asset acquisitions).

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2017-05 on our consolidated financial statements.

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our Advisor to perform certain services for us under a fee arrangement, including managing our overall business; the identification, evaluation, negotiation, purchase and disposition of lodging and lodging-related properties; and the performance of certain administrative duties. The advisory agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor also has a subadvisory agreement with the Subadvisor, whereby our Advisor pays 25% of the fees that it earns under the advisory agreement and Available Cash Distributions and 30% of the subordinated incentive distributions to the Subadvisor and the Subadvisor provides certain personnel services to us, as discussed below.

The following tables present a summary of fees we paid; expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amounts Included in the Consolidated Statements of Operations
Acquisition fees	$4,393	$1,488	$4,415	$6,161
Asset management fees	2,024	840	3,969	1,612
Personnel and overhead reimbursements	880	743	1,756	1,188
Available Cash Distributions	27	336	1,634	865
Interest expense	—	—	332	18
Accretion of interest on annual distribution and shareholder servicing fee	89	98	198	111
	$7,413	$3,505	$12,304	$9,955

Other Transaction Fees Incurred
Selling commissions and dealer manager fees	$1,404	$3,965	$12,832	$13,861
Annual distribution and shareholder servicing fee	92	1,754	8,439	6,786
Organization and offering costs	610	870	1,199	1,907
	$2,106	$6,589	$22,470	$22,554

CWI 2 6/30/2017 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	June 30, 2017	December 31, 2016
Amounts Due to Related Parties and Affiliates
To our Advisor:
Reimbursable costs	$778	$676
Asset management fees	751	489
Organization and offering costs	444	463
Note payable to WPC	—	210,033
Acquisition fee payable	—	7,243
To Others:
Due to Carey Financial (Annual distribution and shareholder servicing fee)	18,428	11,919
Due to Carey Financial (Selling commissions and dealer manager fees)	80	46
Due to CWI 1	69	389
	$20,550	$231,258

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

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, both as defined in the advisory agreement with our Advisor. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the advisory agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our Class A common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated NAV for Class A shares (while before our initial NAV was published in March 2016, we used our offering price for Class A shares of $10.00 per share). For the three and six months ended June 30, 2017 and 2016, our Advisor elected to receive its asset management fees in shares of our Class A common stock rather than in cash. For the six months ended June 30, 2017 and 2016, $3.7 million and $1.5 million, respectively, in asset management fees were settled in shares of our Class A common stock. At June 30, 2017, our Advisor owned 839,557 shares (3.0%) of our outstanding Class A common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements. During the three and six months ended June 30, 2017 and 2016, we did not pay any disposition fees or loan refinancing fees.

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

CWI 2 6/30/2017 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

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

Selling Commissions and Dealer Manager Fees

Pursuant to our dealer manager agreement with Carey Financial, Carey Financial receives a selling commission for sales of our Class A and Class T common stock. Until we made the first adjustment to our offering prices in March 2016 in connection with the publication of our initial NAVs as of December 31, 2015, Carey Financial received a selling commission of up to $0.70 and $0.19 per share sold and a dealer manager fee of up to $0.30 and $0.26 per share sold for the Class A and Class T common stock, respectively. After that adjustment, Carey Financial received a selling commission of $0.82 and $0.22 per share sold and a dealer manager fee of $0.35 and $0.30 per share sold for the Class A and Class T common stock, respectively. In connection with the extension of our initial public offering, we adjusted our offering prices again in April 2017 to reflect our NAVs as of December 31, 2016, with a selling commission of $0.84 and $0.23 per share sold and a dealer manager fee of $0.36 and $0.31 per share sold for the Class A and Class T common stock, respectively. The selling commissions are re-allowed and a portion of the dealer manager fees may be re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements. During the six months ended June 30, 2017 and 2016, we paid selling commissions and dealer manager fees totaling $12.8 million and $14.0 million, respectively. We will pay the annual distribution and shareholder servicing fees directly to the selected dealers rather than through Carey Financial beginning with the fees for the third quarter of 2017.

We also pay an annual distribution and shareholder servicing fee in connection with our Class T common stock to Carey Financial, which it may re-allow to selected dealers. The amount of the distribution and shareholder servicing fee is 1.0% of the amount of our NAV per Class T common stock (while before our initial NAV was published in March 2016, the fee was 1.0% of the selling price per share for the Class T common stock in our initial public offering). The distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the distribution and shareholder servicing fee after the sixth anniversary of the end of the quarter in which the initial public offering terminates, and the fees may end sooner if the total underwriting compensation that is paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that sixth anniversary. During the six months ended June 30, 2017 and 2016, $8.4 million and $6.8 million, respectively, of distribution and shareholder servicing fees were charged to stockholders’ equity and during the six months ended June 30, 2017 and 2016, $2.1 million and $0.7 million, respectively, of such fees were paid to Carey Financial.

Organization and Offering Costs

Pursuant to our advisory agreement, we are liable for certain expenses related to our public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc, or FINRA. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) limited to 1.5% of the gross proceeds from the offering. Through June 30, 2017, our Advisor incurred organization and offering costs on our behalf of approximately $8.8 million, all of which we were obligated to pay. Unpaid costs of $0.4 million were included in Due to affiliates in the consolidated financial statements at June 30, 2017.

During the offering period, costs incurred in connection with raising of capital are recorded as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred offering costs to stockholders’ equity. During the six months ended June 30, 2017 and 2016, $2.5 million and $3.0 million, respectively, of deferred offering costs were charged to stockholders’ equity.

CWI 2 6/30/2017 10-Q – 13

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

On January 20, 2016 and December 29, 2016, we borrowed $20.0 million and $210.0 million, respectively, from WPC; these loans were repaid in full during the six months ended June 30, 2016 and 2017, respectively. At June 30, 2017, $250.0 million was available to be borrowed from WPC pursuant to the then current board authorization. The interest expense on these notes payable to our affiliate is included in Interest expense on the consolidated statements of operations.

Acquisition Fee Payable

At December 31, 2016, this balance represents the acquisition fee payable to our Advisor related to the acquisition of the Ritz-Carlton San Francisco on December 30, 2016, which was paid in the first quarter of 2017.

Jointly Owned Investments

At June 30, 2017, we owned interests in two jointly-owned investments with our affiliate Carey Watermark Investors Incorporated, or CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne, an Unconsolidated Hotel. CWI 1 is a publicly owned, non-listed REIT that is also advised by our Advisor and invests in lodging and lodging-related properties. See Note 5 for further discussion.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Buildings	$1,096,947	$969,661
Land	236,078	211,278
Furniture, fixtures and equipment	90,136	67,541
Building and site improvements	26,691	10,279
Construction in progress	1,596	15,988
Hotels, at cost	1,451,448	1,274,747
Less: Accumulated depreciation	(48,821)	(28,335)
Net investments in hotels	$1,402,627	$1,246,412

2017 Acquisition

During the six months ended June 30, 2017, we acquired one hotel, which was considered to be a business combination. We refer to this investment as our 2017 Acquisition.

Charlotte Marriott City Center

On June 1, 2017, we acquired a 100.0% interest in the Charlotte Marriott City Center hotel from Marriott Hotel Services, Inc., an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities and noncontrolling interest, with a fair value totaling $168.9 million, as detailed in the table that follows. The 446-room full-service hotel is located in Charlotte, North Carolina. The hotel is managed by Marriott International. At closing, Marriott provided us a cumulative $4.0 million net operating income, or NOI, guarantee, which guarantees minimum predetermined NOI amounts to us over a period of approximately three years, not to exceed $1.5 million annually. In connection with this acquisition, we expensed acquisition costs of $5.0 million, including acquisition fees of $4.4 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $103.0 million upon acquisition (Note 8).

CWI 2 6/30/2017 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of assets acquired and liabilities assumed in this business combination, at the date of acquisition, and revenues and earnings thereon, since the date of acquisition through June 30, 2017 (in thousands):

Charlotte Marriott City Center (a)
Acquisition Date	June 1, 2017
Cash consideration	$168,884
Assets acquired at fair value:
Building	$127,286
Land	24,800
Furniture, fixtures and equipment	17,380
Accounts receivable	541
Other assets	368
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(1,491)
Net assets acquired at fair value	$168,884

From Acquisition Date Through June 30, 2017
Revenues	$3,003
Income from operations before income taxes	$666
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

CWI 2 6/30/2017 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if our acquisition of the Charlotte Marriott City Center on June 1, 2017, and the new financing related to this acquisition, had occurred on January 1, 2016 and as if our acquisitions of the Seattle Marriott Bellevue on January 22, 2016 and the Le Méridien Arlington on June 28, 2016, and the new financings related to these acquisitions, had occurred on July 14, 2015, the opening date of the acquired hotel and January 1, 2015, respectively. These transactions were accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on the dates listed above, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma total revenues	$94,622	$46,850	$184,689	$87,033

Pro forma net income (loss)	$5,990	$3,470	$10,002	$(360)
Pro forma income attributable to noncontrolling interests	(32)	(1,532)	(2,793)	(3,187)
Pro forma net income (loss) attributable to CWI 2 stockholders	$5,958	$1,938	$7,209	$(3,547)

Pro forma income (loss) per Class A share:
Net income (loss) attributable to CWI 2 stockholders	$2,229	$1,005	$2,842	$(1,780)
Basic and diluted pro forma weighted-average shares outstanding	32,426,644	27,583,483	31,766,337	26,850,155
Basic and diluted pro forma income (loss) per share	$0.07	$0.04	$0.09	$(0.07)

Pro forma income (loss) per Class T share:
Net income (loss) attributable to CWI 2 stockholders	$3,729	$933	$4,367	$(1,767)
Basic and diluted pro forma weighted-average shares outstanding	55,540,782	28,275,059	51,025,482	24,970,022
Basic and diluted pro forma income (loss) per share	$0.07	$0.03	$0.09	$(0.07)

The pro forma weighted-average shares outstanding were determined as if the number of shares required to raise any funds needed for the acquisitions of the Charlotte Marriott City Center, the Seattle Marriott Bellevue and Le Méridien Arlington were issued on January 1, 2016, July 14, 2015 and January 1, 2015, respectively. We assumed that we would have issued Class A shares to raise such funds. For pro forma purposes, we assumed all acquisition costs for the acquisitions of the Charlotte Marriott City Center, the Seattle Marriott Bellevue and Le Méridien Arlington were incurred on January 1, 2016, July 14, 2015 and January 1, 2015, respectively.

Construction in Progress

At June 30, 2017 and December 31, 2016, construction in progress, recorded at cost, was $1.6 million and $16.0 million, respectively, and related primarily to planned renovations at the Marriott Sawgrass Golf Resort & Spa (Note 9). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.1 million of such costs during both the three months ended June 30, 2017 and 2016, and $0.4 million and $0.2 million during the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, accrued capital expenditures were $0.4 million and $4.4 million, respectively, representing non-cash investing activity.

CWI 2 6/30/2017 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Equity Investment in Real Estate

At June 30, 2017, we owned an equity interest in one Unconsolidated Hotel, together with CWI 1 and an unrelated third party. We do not control the venture that owns this hotel, but we exercise significant influence over it. We account for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interest in our equity investment in real estate and its carrying value. The carrying value of this venture is affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotel	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Carrying Value at
							June 30, 2017	December 31, 2016
Ritz-Carlton Key Biscayne Venture (b) (c)	FL	458	19.3%	$37,559	5/29/2015	Resort	$35,900	$35,712
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

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

(c)
We received cash distributions of $0.6 million and $1.3 million from this investment during the three and six months ended June 30, 2017, respectively. At both June 30, 2017 and December 31, 2016, the unamortized basis differences on our equity investment was $1.9 million. Net amortization of the basis differences reduced the carrying value of our equity investment by less than $0.1 million for both the three and six months ended June 30, 2017 and 2016.

The following table sets forth our share of equity in earnings from our Unconsolidated Hotel, which is based on the hypothetical liquidation at book value model as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Unconsolidated Hotel	2017	2016	2017	2016
Ritz-Carlton Key Biscayne Venture	$754	$817	$1,498	$1,615

No other-than-temporary impairment charges were recognized during either the three or six months ended June 30, 2017 and 2016.

CWI 2 6/30/2017 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

The following tables present combined summarized financial information of our equity method investment entity. Amounts provided are the total amounts attributable to the venture and does not represent our proportionate share (in thousands):

	June 30, 2017	December 31, 2016
Real estate, net	$289,834	$291,015
Other assets	42,121	47,642
Total assets	331,955	338,657
Debt	189,979	190,039
Other liabilities	14,597	20,004
Total liabilities	204,576	210,043
Members’ equity	$127,379	$128,614

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$20,527	$22,885	$48,402	$51,275
Expenses	(20,712)	(23,072)	(44,711)	(46,884)
Net (loss) income attributable to equity method investment	$(185)	$(187)	$3,691	$4,391

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three and six months ended June 30, 2017 or 2016. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse and limited-recourse debt, which we have classified as Level 3, had a carrying value of $817.5 million and $571.9 million at June 30, 2017 and December 31, 2016, respectively, and an estimated fair value of $821.7 million and $570.8 million at June 30, 2017 and December 31, 2016, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both June 30, 2017 and December 31, 2016.

CWI 2 6/30/2017 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at
	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swap	Other assets	$939	$816
Interest rate caps	Other assets	71	279
		$1,010	$1,095

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both June 30, 2017 and December 31, 2016, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $0.3 million and $0.8 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swap and caps during the three months ended June 30, 2017 and 2016, respectively, and unrealized losses of $0.2 million and $2.1 million during the six months ended June 30, 2017 and 2016, respectively.

We reclassified $0.1 million and $0.2 million from Other comprehensive income (loss) on derivatives into Interest expense during the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.4 million during the six months ended June 30, 2017 and 2016, respectively.

Amounts reported in Other comprehensive income (loss) related to our interest rate swap and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At June 30, 2017, we estimated that an additional $0.1 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swap and caps.

CWI 2 6/30/2017 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

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

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at June 30, 2017 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	June 30, 2017
Interest rate swap	1	$100,000	$939
Interest rate caps	6	290,340	71
			$1,010

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2017. At June 30, 2017, our total credit exposure was $1.0 million and the maximum exposure to any single counterparty was $0.9 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2017, we had not been declared in default on any of our derivative obligations. At both June 30, 2017 and December 31, 2016, we had no derivatives that were in a net liability position.

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse and, where indicated, limited-recourse debt, net on our Consolidated Hotels (dollars in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	June 30, 2017	December 31, 2016
Courtyard Nashville Downtown (a) (b)	4.08%	Variable	5/2019	$41,570	$41,656
San Jose Marriott (a) (c)	3.53%	Variable	7/2019	87,542	87,429
Renaissance Atlanta Midtown Hotel (a) (c) (d)	4.08%, 11.08%	Variable	8/2019	46,778	46,611
Marriott Sawgrass Golf Resort & Spa (a)	4.63%	Variable	11/2019	78,000	78,000
Seattle Marriott Bellevue (a) (b) (e)	3.88%	Variable	1/2020	99,320	99,188
Le Méridien Arlington (a) (b)	3.81%	Variable	6/2020	34,573	34,502
Ritz-Carlton San Francisco	4.59%	Fixed	2/2022	142,833	—
Charlotte Marriott City Center (f)	4.53%	Fixed	6/2022	102,263	—
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	99,749	99,725
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,837	84,824
				$817,465	$571,935
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rates in effect at June 30, 2017 through the use of an interest rate cap or swap, as applicable.

CWI 2 6/30/2017 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

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

(e)
At December 31, 2016, this loan was limited-recourse up to a maximum of $15.0 million, which would terminate upon satisfaction of certain conditions as described in the loan agreement. During the first quarter of 2017, these conditions were met so that the limited-recourse provisions no longer apply, and as a result, this loan was considered to be a non-recourse loan at June 30, 2017.

(f)
At closing, we deposited $10.0 million of the $103.0 million mortgage loan proceeds with the lender to be held as additional collateral for the loan, which will be released back to us upon reaching a certain NOI, as further described in the loan agreement. As of June 30, 2017, this NOI had not yet been reached and the $10.0 million remained in a restricted cash account on our consolidated balance sheet.

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

Financing Activity During 2017

During the first quarter of 2017, in connection with our acquisition of the Ritz-Carlton San Francisco in December 2016, which was financed, in part, by a loan of $210.0 million from WPC (Note 3), we obtained a non-recourse mortgage loan of $143.0 million, with a fixed interest rate of 4.6%. The loan has a maturity date of February 1, 2022 and is interest-only for the full term. We recognized $0.2 million of deferred financing costs related to this loan. We used the proceeds of this loan to repay, in part, the loan from WPC.

During the second quarter of 2017, in connection with our acquisition of the Charlotte Marriott City Center, we obtained a non-recourse mortgage loan of $103.0 million, with a fixed interest rate of 4.5%. The loan has a maturity date of June 1, 2022 and is interest-only for the full term. We recognized $0.7 million of deferred financing costs related to this loan.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At June 30, 2017, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2017, each of the next four calendar years following December 31, 2017 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder)	$480
2018	960
2019	258,559
2020	136,087
2021	3,488
Thereafter through 2023	421,766
821,340
Unamortized deferred financing costs	(3,875)
Total	$817,465

CWI 2 6/30/2017 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Commitments and Contingencies

At June 30, 2017, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Pursuant to our advisory agreement, we are liable for certain expenses related to our initial public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by FINRA. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) limited to 1.5% of the gross proceeds from the offering. Active fundraising by Carey Financial ceased as of June 30, 2017, with the facilitation of the orderly processing of sales continuing through July 31, 2017. Through June 30, 2017, our Advisor incurred organization and offering costs on our behalf of approximately $8.8 million, all of which we were obligated to pay. Unpaid costs of $0.4 million were included in Due to affiliates in the consolidated financial statements at June 30, 2017.

Hotel Management Agreements

As of June 30, 2017, our Consolidated Hotel properties are operated pursuant to long-term management agreements with four different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 2.5% to 3.0% of hotel revenues. Five of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after we have received a priority return on our investment in the hotel. For the three months ended June 30, 2017 and 2016, we incurred management fee expense, including amortization of deferred management fees, of $3.2 million and $1.6 million, respectively, and $6.1 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively.

Franchise Agreements

As of June 30, 2017, we have four franchise agreements with Marriott owned brands and one with a Hilton owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 20 to 25 years. This number excludes five hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. For the three months ended June 30, 2017 and 2016, we incurred franchise fee expense, including amortization of deferred franchise fees, of $1.7 million and $0.9 million, respectively, and $3.1 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our Consolidated Hotels (Note 4). We do not currently expect, and are not obligated, to fund any planned renovations on our Unconsolidated Hotel beyond our original investment.

CWI 2 6/30/2017 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2017, three hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that one will be completed during the first half of 2018 and two will be completed during the second half of 2018. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	June 30, 2017	December 31, 2016
Capital commitments	$44,486	$48,327
Less: amounts paid	(30,658)	(22,981)
Unpaid commitments	13,828	25,346
Less: amounts in restricted cash designated for renovations	(10,334)	(17,582)
Unfunded commitments (a)	$3,494	$7,764
___________

(a)	Of our unfunded commitments at June 30, 2017 and December 31, 2016, approximately $3.5 million and $6.2 million, respectively, of unrestricted cash on our balance sheet was designated for renovations.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 1% and 5% of the respective hotel’s total gross revenue. At June 30, 2017 and December 31, 2016, $14.0 million and $14.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements.

Note 10. Income (Loss) Per Share and Equity

Income (Loss) Per Share

The following table presents income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share
Class A common stock	27,900,833	$123	$—	18,364,370	$216	$0.01
Class T common stock	55,540,782	154	—	28,275,059	236	0.01
Net income attributable to CWI 2 stockholders		$277			$452

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	26,146,619	$513	$0.02	16,548,850	$(1,251)	$(0.08)
Class T common stock	51,025,482	803	0.02	24,970,022	(1,998)	(0.08)
Net income (loss) attributable to CWI 2 stockholders		$1,316			$(3,249)

The allocation of Net income (loss) attributable to CWI 2 stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for each respective period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.1 million for both the three months ended June 30, 2017 and 2016, and $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively, which is only applicable to holders of Class T common stock (Note 3).

CWI 2 6/30/2017 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Transfers to Noncontrolling Interests

On March 30, 2017, we purchased the incentive membership interest in the Courtyard Nashville Downtown venture from an unaffiliated third party for $3.5 million. Our acquisition of the membership interest is accounted for as an equity transaction and we recorded an adjustment of approximately $3.5 million to Additional paid-in capital in our consolidated statement of equity for the six months ended June 30, 2017 related to the difference between the carrying value and the purchase price. No gain or loss was recognized in the consolidated statement of operations.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of changes in Accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Three Months Ended June 30,
Gains and Losses on Derivative Instruments	2017	2016
Beginning balance	$1,067	$(1,281)
Other comprehensive loss before reclassifications	(302)	(805)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	69	199
Total	69	199
Net current period other comprehensive loss	(233)	(606)
Net current period other comprehensive (gain) loss attributable to noncontrolling interests	(3)	1
Ending balance	$831	$(1,886)

	Six Months Ended June 30,
Gains and Losses on Derivative Instruments	2017	2016
Beginning balance	$896	$(94)
Other comprehensive loss before reclassifications	(249)	(2,149)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	189	354
Total	189	354
Net current period other comprehensive loss	(60)	(1,795)
Net current period other comprehensive (gain) loss attributable to noncontrolling interests	(5)	3
Ending balance	$831	$(1,886)

Share-Based Payments

2015 Equity Incentive Plan

We maintain the 2015 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the Subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2015 Equity Incentive Plan provides for the grant of restricted stock units, or RSUs, and dividend equivalent rights. A maximum of 2,000,000 shares may be granted under this plan, of which 1,884,420 shares remained available for future grants at June 30, 2017. During the six months ended June 30, 2017 and 2016, we granted 49,344 RSUs and 42,260 RSUs, respectively, all of which were awarded in the second quarter of the year to employees of the Subadvisor and are scheduled to vest over approximately three years, subject to continued employment.

CWI 2 6/30/2017 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Shares Granted to Directors

During both the three and six months ended June 30, 2017 and 2016, we issued 15,384 shares and 10,000 shares, respectively, of Class A common stock to our independent directors, at $10.74 and $10.53 per share, respectively, as part of their director compensation.

We recognized stock-based compensation expense related to the awards of RSUs to employees of the Subadvisor and shares issued to our directors totaling $0.3 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense is included within Corporate general and administrative expenses in the consolidated financial statements.

The awards to employees of the Subadvisor had a weighted-average remaining contractual term of 2.3 years at June 30, 2017. At June 30, 2017, we had 83,751 nonvested RSUs outstanding, and we currently expect to recognize stock-based compensation expense totaling approximately $0.8 million over the remaining vesting period. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of this plan.

Distributions

The following table presents the daily per share distributions declared by our board of directors during the second quarter of 2017, payable in cash and in shares of our Class A and Class T common stock to stockholders of record on each day of the quarter:

	Class A common stock			Class T common stock
Record dates	Cash	Shares	Total	Cash	Shares	Total
April 1, 2017 to April 12, 2017	$0.0015178	$0.0003648	$0.0018826	$0.0012285	$0.0003648	$0.0015933
April 13, 2017 to June 30, 2017	0.0015491	0.0003727	0.0019218	0.0012541	0.0003727	0.0016268

These distributions were paid on July 14, 2017 in the aggregate amount of $10.2 million. Our distributions that are payable in shares of our Class A and Class T common stock are recorded at par value in our consolidated financial statements.

For the six months ended June 30, 2017, our board of directors declared distributions of $18.6 million, including distributions of $8.4 million declared during the three months ended March 31, 2017. We paid distributions totaling $15.6 million during the six months ended June 30, 2017, comprised of distributions declared during the three months ended March 31, 2017 and the three months ended December 31, 2016 of $8.4 million and $7.2 million, respectively. See Note 12.

Note 11. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2017. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2017 and 2016. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.
Certain of our subsidiaries have elected taxable REIT subsidiary, or TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and six months ended June 30, 2017 and 2016. Current income tax expense was $1.6 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively, and $2.5 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively.
Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our

CWI 2 6/30/2017 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs were recorded, as necessary, as of June 30, 2017 and December 31, 2016. Deferred tax assets (net of valuation allowance) totaled $1.5 million and $1.4 million at June 30, 2017 and December 31, 2016, respectively, and are included in Other assets in the consolidated financial statements. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. Provision for income taxes included net deferred income tax expense of $0.1 million for both the three months ended June 30, 2017 and 2016, and net deferred income tax benefit of $0.1 million for both the six months ended June 30, 2017 and 2016.

Note 12. Subsequent Event

On July 31, 2017, we closed our initial public offering. As a result of the completion of our initial public offering, beginning with the fourth quarter of 2017, we will no longer calculate our distributions based upon daily record and distribution declaration dates, but upon quarterly record and distribution declaration dates.

CWI 2 6/30/2017 10-Q – 26

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

Business Overview

As described in more detail in Item 1 of the 2016 Annual Report, we are a publicly-owned, non-listed REIT that invests in, and through our Advisor, manages and seeks to enhance the value of, our interests in lodging and lodging-related properties. At June 30, 2017, we held ownership interests in 11 hotels, with a total of 4,073 rooms.

As of June 30, 2017, we have raised a total of $844.9 million through our initial public offering, exclusive of DRIP. We currently intend to use the remaining net proceeds of the offering and our DRIP to continue to acquire, own and manage a portfolio of interests in lodging and lodging-related properties, including full-service, select-service and resort hotels. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We may invest in hotels and then initiate significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Public Offering

On February 9, 2015, our Registration Statement on Form S-11 (File No. 333-196681), covering an initial public offering of up to $1.4 billion of Class A shares, was declared effective by the SEC under the Securities Act. The Registration Statement also covered the offering of up to $600.0 million of Class A shares under the DRIP. On April 1, 2015, we filed an amended Registration Statement to include Class T shares in our initial public offering and under our DRIP, which was declared effective by the SEC on April 13, 2015, allowing for the sales of Class A and Class T shares, in any combination, of up to $1.4 billion in the initial public offering and up to $600.0 million through our DRIP. Through June 30, 2017, we raised gross offering proceeds for our Class A common stock and Class T common stock of $278.9 million and $566.0 million, respectively. The offering was temporarily suspended on March 31, 2017 while our Advisor completed the determination of our NAVs as of December 31, 2016 and we updated our offering documents to reflect the NAVs and related changes to the offering prices of our shares, which resulted in our most recent offering prices of $11.93 and $11.28 per Class A share and Class T share, respectively. On June 15, 2017, WPC announced that it would exit all non-traded retail fundraising activities carried out by Carey Financial, effective June 30, 2017. In light of this announcement, active fundraising by Carey Financial ceased as of that date, with the facilitation of the orderly processing of sales continuing through July 31, 2017 when we closed our offering. We will pay the annual distribution and shareholder servicing fees directly to the selected dealers rather than through Carey Financial beginning with the fees for the third quarter of 2017. There is no change in the amount of distribution and shareholder servicing fees that we incur.

Financings

In connection with our acquisition of the Ritz-Carlton San Francisco, which was completed on December 30, 2016, we obtained non-recourse mortgage financing of $143.0 million, with a fixed interest rate of 4.6% and term of five years, during the first quarter of 2017 (Note 8). The net proceeds were used to repay a portion of the $210.0 million loan we received from WPC at the time of acquisition (Note 3). We repaid the remainder of the WPC loan during the first quarter of 2017 using the proceeds from our initial public offering.

In connection with our acquisition of the Charlotte Marriott City Center (Note 4), we obtained non-recourse mortgage financing of $103.0 million, with a fixed interest rate of 4.5% and a term of five years (Note 8).

CWI 2 6/30/2017 10-Q – 27

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Hotel revenues	$88,040	$36,961	$168,865	$67,814
Acquisition-related expenses	4,979	2,672	4,979	7,538
Net income (loss) attributable to CWI 2 stockholders	277	452	1,316	(3,249)

Cash distributions paid	8,445	3,908	15,637	5,754

Net cash provided by operating activities			21,268	12,506
Net cash used in investing activities			(189,962)	(263,647)
Net cash provided by financing activities			231,427	351,313

Supplemental Financial Measures: (a)
FFO attributable to CWI 2 stockholders	10,023	4,326	20,055	3,956
MFFO attributable to CWI 2 stockholders	14,803	6,968	24,842	11,435

Consolidated Hotel Operating Statistics
Occupancy	82.1%	80.5%	80.0%	78.0%
ADR	$237.68	$215.12	$235.90	$202.92
RevPAR	195.10	173.17	188.73	158.21
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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At June 30, 2017, we owned ten Consolidated Hotels, one of which was acquired during the six months ended June 30, 2017. At June 30, 2016, we owned five Consolidated Hotels, two of which were acquired during the six months ended June 30, 2016.

CWI 2 6/30/2017 10-Q – 28

Portfolio Overview

Summarized Acquisition Data

The following table sets forth acquisition data and therefore excludes subsequent improvements and capitalized costs for our ten Consolidated Hotels and one Unconsolidated Hotel. Amounts for our initial investment for our Consolidated Hotels represent the fair value of net assets acquired less the fair value of noncontrolling interests, exclusive of acquisition expenses and the fair value of any debt assumed, at the time of acquisition. Amounts for our initial investment for our Unconsolidated Hotel represent purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition (dollars in thousands).

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at June 30, 2017
Consolidated Hotels
2015 Acquisitions
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	$24,764	4/1/2015	Resort	Completed
Courtyard Nashville Downtown	TN	192	100%	58,498	5/1/2015	Select-Service	Completed
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	168,809	11/4/2015	Full-Service	Completed
2016 Acquisitions
Seattle Marriott Bellevue	WA	384	95.4%	175,921	1/22/2016	Full-Service	None planned
Le Méridien Arlington	VA	154	100%	54,891	6/28/2016	Full-Service	Completed
San Jose Marriott	CA	510	100%	153,814	7/13/2016	Full-Service	Planned future
San Diego Marriott La Jolla	CA	372	100%	136,782	7/21/2016	Full-Service	Planned future
Renaissance Atlanta Midtown Hotel	GA	304	100%	78,782	8/30/2016	Full-Service	Planned future
Ritz-Carlton San Francisco	CA	336	100%	272,207	12/30/2016	Full-Service	None planned
2017 Acquisition
Charlotte Marriott City Center	NC	446	100%	168,884	6/1/2017	Full-Service	None planned
		3,615		$1,293,352
Unconsolidated Hotel
Ritz-Carlton Key Biscayne (b)	FL	458	19.3%	$37,559	5/29/2015	Resort	Completed

_________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

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

CWI 2 6/30/2017 10-Q – 29

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

The following table presents our comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Hotel Revenues	$88,040	$36,961	$51,079	$168,865	$67,814	$101,051

Hotel Expenses	69,434	26,846	42,588	135,234	50,809	84,425

Other Operating Expenses
Acquisition-related expenses	4,979	2,672	2,307	4,979	7,538	(2,559)
Asset management fees to affiliate and other expenses	2,078	931	1,147	4,122	1,848	2,274
Corporate general and administrative expenses	1,864	1,344	520	3,296	2,358	938
	8,921	4,947	3,974	12,397	11,744	653

Operating Income	9,685	5,168	4,517	21,234	5,261	15,973

Other Income and (Expenses)
Interest expense	(8,495)	(3,297)	(5,198)	(16,304)	(6,214)	(10,090)
Equity in earnings of equity method investment in real estate	754	817	(63)	1,498	1,615	(117)
Other income	58	13	45	77	23	54
	(7,683)	(2,467)	(5,216)	(14,729)	(4,576)	(10,153)

Income from Operations Before Income Taxes	2,002	2,701	(699)	6,505	685	5,820
Provision for income taxes	(1,693)	(717)	(976)	(2,396)	(747)	(1,649)
Net Income (Loss)	309	1,984	(1,675)	4,109	(62)	4,171
Income attributable to noncontrolling interests	(32)	(1,532)	1,500	(2,793)	(3,187)	394
Net Income (Loss) Attributable to CWI 2 Stockholders	$277	$452	$(175)	$1,316	$(3,249)	$4,565
Supplemental financial measure:(a)
MFFO Attributable to CWI 2 Stockholders	$14,803	$6,968	$7,835	$24,842	$11,435	$13,407
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

CWI 2 6/30/2017 10-Q – 30

Our Same Store Hotels are comprised of our 2015 Acquisitions and our Recently Acquired Hotels are comprised of our 2016 Acquisitions and 2017 Acquisition.

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and six months ended June 30, 2017 and 2016. In the year of acquisition, this information represents data from each hotel’s acquisition date through period end.

	Three Months Ended June 30,		Six Months Ended June 30,
Same Store Hotels	2017	2016	2017	2016
Occupancy Rate	80.4%	80.5%	77.0%	77.7%
ADR	$212.56	$215.23	$201.54	$201.06
RevPAR	170.84	173.36	155.27	156.20

	Three Months Ended June 30,		Six Months Ended June 30,
Recently Acquired Hotels	2017	2016	2017	2016
Occupancy Rate	83.0%	80.4%	81.5%	78.9%
ADR	$249.90	$214.81	$252.78	$208.83
RevPAR	207.29	172.65	206.12	164.71

Hotel Revenues

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, hotel revenues increased by $51.1 million and $101.1 million, respectively, primarily due to increases in revenue from our Recently Acquired Hotels of $51.6 million and $99.9 million, respectively, partially offset by a decrease of $0.5 million in revenue from our Same Store Hotels during the three months ended June 30, 2017 as compared to the same period in 2016.

Hotel Expenses

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, aggregate hotel operating expenses increased by $42.6 million and $84.4 million, respectively, primarily due to increases in expenses from our Recently Acquired Hotels of $41.7 million and $81.9 million, respectively.

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

For both the three and six months ended June 30, 2017, acquisition-related expenses were $5.0 million and related to our 2017 Acquisition. For the three and six months ended June 30, 2016, acquisition-related expenses were $2.7 million and $7.5 million, respectively, and related to our acquisition of the Le Méridien Arlington during the second quarter of 2016 totaling $2.7 million and our acquisition of the Seattle Marriott Bellevue during the first quarter of 2016 totaling $4.8 million.

Asset Management Fees to Affiliate and Other

Asset management fees to affiliate and other primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our Advisor (Note 3). Our Advisor elected to receive its asset management fees in shares of our Class A common stock for the three and six months ended June 30, 2017 and 2016.

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, asset management fees to affiliate and other increased by $1.1 million and $2.3 million, respectively, reflecting the impact of our 2016 Acquisitions and 2017 Acquisition, which increased the asset base from which our Advisor earns a fee, as well as an increase in the estimated fair market value of our hotel portfolio, both of which increased the asset base from which our Advisor earns a fee.

CWI 2 6/30/2017 10-Q – 31

Corporate General and Administrative Expenses

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, corporate general and administrative expenses increased by $0.5 million and $0.9 million, respectively, primarily as a result of an increase in personnel and overhead reimbursement costs of $0.2 million and $0.6 million, respectively, as well as an increase in professional fees of $0.2 million for both the three and six months ended June 30, 2017 as compared to the same periods in 2016. The increase in personnel and overhead reimbursement costs were primarily driven by an increase in our pro rata hotel revenue relative to CWI 1’s pro rata hotel revenue, which directly impacts the allocation of our Advisor’s expenses to us (Note 3). Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

Interest Expense

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, interest expense increased by $5.2 million and $10.1 million, respectively, primarily as a result of mortgage financing obtained in connection with our 2016 Acquisitions and 2017 Acquisition.

Income Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2017	2016	2017	2016
Marriott Sawgrass Golf Resort & Spa Venture	$(320)	$(1,097)	$(1,706)	$(2,223)
Seattle Marriott Bellevue (a)	315	(99)	547	(99)
Operating Partnership — Available Cash Distribution (Note 3)	(27)	(336)	(1,634)	(865)
	$(32)	$(1,532)	$(2,793)	$(3,187)
___________

(a)	We acquired our 95.4% interest in this venture on January 22, 2016. The results for the six months ended June 30, 2016 above represent data from its acquisition date through June 30, 2016.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, MFFO increased by $7.8 million and $13.4 million, respectively, primarily reflecting operating results from our 2016 Acquisitions and 2017 Acquisition.

Liquidity and Capital Resources

Our principal demands for funds will be for the acquisition of lodging properties and the payment of acquisition-related expenses, operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded by our cash on hand, financings and the remaining capital raised in our initial public offering, which closed on July 31, 2017.

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

CWI 2 6/30/2017 10-Q – 32

We have raised aggregate gross proceeds in our initial public offering of approximately $844.8 million through June 30, 2017, detailed as follows (in thousands):

	Funds Raised
Period	Class A	Class T	Total
From Inception to June 30, 2015 (a)	$7,980	$8,983	$16,963
Q3 2015 (a)	32,849	42,646	75,495
Q4 2015 (a)	64,916	89,601	154,517
Q1 2016 (a)	60,724	96,300	157,024
Q2 2016 (b)	17,373	48,990	66,363
Q3 2016 (b)	17,741	47,672	65,413
Q4 2016 (b)	17,649	62,912	80,561
Q1 2017 (b)	53,095	152,398	205,493
Q2 2017 (c)	6,537	16,457	22,994
	$278,864	$565,959	$844,823
_________

(a)	The initial offering prices were $10.00 and $9.45 per share for our Class A and Class T shares of common stock, respectively.

(b)
In March 2016, we published our initial annual NAVs, which were determined by our Advisor as of December 31, 2015, and subsequently adjusted our offering prices to $11.70 and $11.05 per share for our Class A and Class T shares of common stock, respectively.

(c)
In April 2017, we published our annual NAVs, which were determined by our Advisor as of December 31, 2016, and subsequently adjusted our offering prices to $11.93 and $11.28 per share for our Class A share and Class T shares of common stock, respectively.

Sources and Uses of Cash During the Period

We use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, including the level of sales of our shares through our initial public offering, the financial and operating performance of our hotels, the timing of purchases of hotels, the timing of financings we obtain in connection with our hotel acquisitions and existing hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the proceeds from our offering, which closed on July 31, 2017, we will generate sufficient cash from operations and from our equity method investment to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, sale of assets, distributions reinvested in our common stock through our DRIP and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

For the six months ended June 30, 2017 as compared to the same period in 2016, net cash provided by operating activities increased by $8.8 million, primarily resulting from net cash flow from hotel operations generated by our 2016 Acquisitions and 2017 Acquisition, which more than offset operating costs.

Investing Activities

During the six months ended June 30, 2017, net cash used in investing activities was $190.0 million, primarily as a result of cash outflows for our 2017 Acquisition totaling $168.9 million (Note 4). We funded $11.7 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $41.2 million and $30.2 million, respectively, for renovations and improvements, property taxes and insurance.

CWI 2 6/30/2017 10-Q – 33

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $231.4 million, primarily as a result of (i) proceeds received from mortgage financings totaling $246.0 million, comprised of $143.0 million obtained during the current year period in connection with our 2016 acquisition of the Ritz-Carlton San Francisco and $103.0 million obtained in connection with our 2017 Acquisition and (ii) $221.8 million in funds raised through the issuance of shares of our common stock in our initial public offering, net of issuance costs, including distributions that were reinvested in shares of our common stock by stockholders through our DRIP.

The inflows were partially offset by (i) the repayment of our note payable to WPC of $210.0 million (Note 3), (ii) cash distributions paid to stockholders of $15.6 million, (iii) distributions to noncontrolling interests totaling $4.7 million, (iv) our purchase of the incentive membership interest in the Courtyard Nashville Downtown for $3.5 million (Note 10) and (v) redemptions of our common stock pursuant to our redemption plan totaling $2.2 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the six months ended June 30, 2017, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $15.6 million, which were comprised of cash distributions of $5.8 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $9.8 million. From Inception through June 30, 2017, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $44.1 million, which were comprised of cash distributions of $16.4 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $27.7 million.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 99% and 53% of total distributions declared for the six months ended June 30, 2017 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our initial public offering. Our distribution coverage using Cash flow from operations was approximately 78% and 81% of total distributions declared for the six months ended June 30, 2017 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our initial public offering. Until we have fully invested the proceeds of our initial public offering, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from offering proceeds, borrowings, assets sale proceeds or other sources of cash.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2017, we redeemed 118,094 shares and 92,125 shares of our Class A and Class T common stock, respectively, pursuant to our redemption plan, at an average price per share of $10.20 and $10.28, respectively. We fulfilled 39 redemptions requests of our Class A common stock during the six months ended June 30, 2017, comprised of 19 requests received during the three months ended June 30, 2017 and 20 redemption requests received during the three months ended March 31, 2017. We fulfilled 21 redemptions requests of our Class T common stock during the six months ended June 30, 2017, comprised of 13 requests received during the three months ended June 30, 2017 and 8 redemption requests received during the three months ended March 31, 2017. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the six months ended June 30, 2017. We funded all share redemptions during the six months ended June 30, 2017 with proceeds from the sale of shares of our common stock pursuant to our DRIP.

CWI 2 6/30/2017 10-Q – 34

Summary of Financing

The table below summarizes our non-recourse and limited-recourse debt, net (dollars in thousands):

	June 30, 2017	December 31, 2016
Carrying Value
Fixed rate (a)	$429,682	$184,549
Variable rate (a):
Amount subject to interest rate cap, if applicable	288,463	288,199
Amount subject to interest rate swap	99,320	99,187
	387,783	387,386
	$817,465	$571,935
Percent of Total Debt
Fixed rate	53%	32%
Variable rate	47%	68%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.0%
Variable rate (b)	4.2%	4.0%
_________

(a)	Aggregate debt balance includes deferred financing costs totaling $3.9 million and $3.6 million as of June 30, 2017 and December 31, 2016, respectively.

(b)	The impact of our derivative instruments are reflected in the weighted-average interest rates.

At December 31, 2016, amounts due to WPC were $210.0 million (Note 3), representing a loan that was used to fund, in part, the 2016 acquisition of the Ritz-Carlton San Francisco. We fully repaid the $210.0 million loan during the first quarter of 2017.

Cash Resources

At June 30, 2017, our cash resources consisted of cash totaling $126.0 million, of which $15.9 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

As of June 30, 2017, we were authorized to borrow up to $250.0 million from WPC, at the sole discretion of the management of WPC, for the purpose of facilitating acquisitions approved by our investment committee (Note 3) pursuant to the then-current authorization by our board and the board of WPC. As of June 30, 2017, there were no borrowings outstanding pursuant to this authorization.

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

We expect to use the remaining proceeds from our initial public offering, as well as cash generated from operations and mortgage financing to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments.

CWI 2 6/30/2017 10-Q – 35

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 1% and 5% of the respective hotel’s total gross revenue. At June 30, 2017 and December 31, 2016, $14.0 million and $14.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at June 30, 2017, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$821,340	$960	$393,433	$252,978	$173,969
Interest on borrowings (b)	137,266	35,943	61,035	34,636	5,652
Contractual capital commitments (c)	13,828	5,261	8,567	—	—
Due to Carey Financial (d)	18,426	5,739	10,876	1,811	—
Lease commitments (e)	1,451	405	810	236	—
Due to our Advisor (f)	444	444	—	—	—
Asset retirement obligation, net (g)	94	—	—	—	94
	$992,849	$48,752	$474,721	$289,661	$179,715
___________

(a)	Excludes deferred financing costs totaling $3.9 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.

(c)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(d)	Represents the estimated liability for the present value of the future distribution and shareholder servicing fees (Note 3).

(e)	Lease commitments consist of our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities.

(f)	Represents amounts advanced by our Advisor for organization and offering costs subject to limitations under the advisory agreement (Note 3).

(g)	Represents the estimated future obligation for the removal of asbestos and environmental waste in connection with two of our hotels upon the retirement of the asset.

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

CWI 2 6/30/2017 10-Q – 36

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the conclusion of our initial public offering, which occurred in July 2017. Thus, we intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and

CWI 2 6/30/2017 10-Q – 37

once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

CWI 2 6/30/2017 10-Q – 38

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to CWI 2 stockholders	$277	$452	$1,316	$(3,249)
Adjustments:
Depreciation and amortization of real property	10,724	4,153	20,522	7,980
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(978)	(279)	(1,783)	(775)
Total adjustments	9,746	3,874	18,739	7,205
FFO attributable to CWI 2 stockholders (as defined by NAREIT)	10,023	4,326	20,055	3,956
Acquisition expenses (a)	4,979	2,672	4,979	7,538
Other rent adjustments	(199)	(30)	(192)	(59)
Total adjustments	4,780	2,642	4,787	7,479
MFFO attributable to CWI 2 stockholders	$14,803	$6,968	$24,842	$11,435
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

CWI 2 6/30/2017 10-Q – 39

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations. At June 30, 2017, we held ownership interests in ten Consolidated Hotels and one Unconsolidated Hotel, and operate in the states of California, Colorado, Florida, Georgia, North Carolina, Tennessee, Virginia and Washington. Collectively, ten of our hotels are operated under the Marriott brands and one hotel is operated under the Hilton brand. These results reflect the impact of the merger of Marriott and Starwood during the third quarter of 2016.

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

At June 30, 2017, we estimated that the total fair value of our interest rate swap and caps, which are included in Other assets in the consolidated financial statements, was in an asset position of $1.0 million (Note 7).

At June 30, 2017, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. The annual interest rate on our fixed debt at June 30, 2017 ranged from 3.9% to 4.6%. The contractual annual interest rates on our variable-rate debt at June 30, 2017 ranged from 3.5% to 11.1%. The weighted-average interest rate of our fixed rate and variable rate debt was 4.3% and 4.2%, respectively, at June 30, 2017. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at June 30, 2017 and excludes deferred financing costs (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$2,394	$3,352	$3,488	$421,766	$431,000	$427,707
Variable-rate debt	$480	$960	$256,165	$132,735	$—	$—	$390,340	$393,960

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at June 30, 2017 by an aggregate increase of $22.7 million or an aggregate decrease of $28.1 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at June 30, 2017 would increase or decrease by $2.9 million for each respective 1.0% change in annual interest rates.

CWI 2 6/30/2017 10-Q – 40

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 2 6/30/2017 10-Q – 41

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2017, we issued 185,170 shares of Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $10.74 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From Inception through June 30, 2017, we have issued a total of 812,448 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were either issued at the NAV published at that time or, prior to the initial NAV being published, $10.00 per share, which is the price at which our shares of our Class A common stock were sold in our initial public offering prior to the NAV being published.

Use of Offering Proceeds

Our Registration Statement (File No. 333-196681) for our initial public offering was initially declared effective by the SEC on February 9, 2015 with respect to our Class A shares. On April 1, 2015, we filed an amended registration statement to include Class T shares in our initial public offering, which was declared effective by the SEC on April 13, 2015. We closed our public offering on July 31, 2017. As of June 30, 2017, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class T	Total
Shares registered (a)	46,940,486	74,468,085	121,408,571
Aggregate price of offering amount registered (a)	$560,000	$840,000	$1,400,000
Shares sold (b)	26,531,132	54,840,735	81,371,867
Aggregated offering price of amount sold	$278,864	$565,959	$844,823
Direct or indirect payments to our Advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(19,407)	(20,713)	(40,120)
Direct or indirect payments to broker-dealers	(8,274)	(15,567)	(23,841)
Net offering proceeds to the issuer after deducting expenses	$251,183	$529,679	780,862
Purchases of real estate related assets, net of financing and distributions to/contributions from noncontrolling interests			(558,765)
Proceeds from note payable to affiliate			332,447
Repayment of note payable to affiliate			(332,447)
Net funds placed in escrow			(46,550)
Acquisition costs expensed			(44,943)
Purchase of equity interest			(37,559)
Cash distributions paid to stockholders			(8,553)
Net deposits for hotel investments and mortgage financing			(725)
Working capital			42,211
Temporary investments in cash and cash equivalents			$125,978
___________

(a)
These amounts are based on the assumption that the shares sold in our initial public offering were composed of 40% Class A common stock and 60% Class T common stock and that the shares were being sold at our most recent offering prices of $11.93 and $11.28 per share, respectively.

(b)	Excludes Class A shares issued to affiliates, including our Advisor, and Class A and Class T shares issued pursuant to our DRIP.

CWI 2 6/30/2017 10-Q – 42

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2017:

	Class A		Class T
2017 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April (b)	47,666	$10.20	26,542	$10.26	N/A	N/A
May	—	—	—	—	N/A	N/A
June	70,376	10.20	65,542	10.29	N/A	N/A
Total	118,042		92,084
___________

(a)
Represents shares of our Class A and Class T common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances and the most recently published NAV.

(b)
The requests for these redemptions were received during the three months ended March 31, 2017 and were deferred by our board of directors to April 2017 in order to correspond with the announcement of our updated NAVs as of December 31, 2016, which serves as the basis for the redemption price under the program.

CWI 2 6/30/2017 10-Q – 43

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

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 2 6/30/2017 10-Q – 44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	August 11, 2017
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	August 11, 2017
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 2 6/30/2017 10-Q – 45

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

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 2 6/30/2017 10-Q – 46