Form 10-Q
period 2017-09-30
Carey Watermark Investors 2 Inc
filed 2017-11-13
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Registrant has 29,543,128 shares of Class A common stock, $0.001 par value, and 57,960,063 shares of Class T common stock, $0.001 par value, outstanding at November 3, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of Hurricane Irma on certain hotels, including the condition of the properties, cost estimate and the timing of resumption of operations. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 23, 2017, or the 2016 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 2 9/30/2017 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Investments in real estate:
Hotels, at cost	$1,447,455	$1,274,747
Accumulated depreciation	(59,600)	(28,335)
Net investments in hotels	1,387,855	1,246,412
Equity investment in real estate	135,276	35,712
Cash	66,809	63,245
Restricted cash	34,023	36,548
Accounts receivable	22,869	12,627
Other assets	9,822	13,173
Total assets	$1,656,654	$1,407,717
Liabilities and Equity
Non-recourse and limited-recourse debt, net	$830,965	$571,935
Due to related parties and affiliates	1,919	231,258
Accounts payable, accrued expenses and other liabilities	72,038	47,223
Distributions payable	10,604	7,192
Total liabilities	915,526	857,608
Commitments and contingencies (Note 9)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 29,183,510 and 22,414,128 shares, respectively, issued and outstanding	29	22
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 57,359,586 and 40,447,362 shares, respectively, issued and outstanding	57	40
Additional paid-in capital	801,355	573,135
Distributions and accumulated losses	(88,535)	(59,115)
Accumulated other comprehensive income	888	896
Total stockholders’ equity	713,794	514,978
Noncontrolling interests	27,334	35,131
Total equity	741,128	550,109
Total liabilities and equity	$1,656,654	$1,407,717

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2017 10-Q – 3

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Hotel Revenues
Rooms	$61,322	$37,844	$172,102	$79,545
Food and beverage	19,155	13,219	67,797	33,571
Other operating revenue	4,930	3,300	14,373	9,060
Total Hotel Revenues	85,407	54,363	254,272	122,176
Operating Expenses
Hotel Expenses
Rooms	14,306	7,585	39,706	14,970
Food and beverage	15,671	8,893	48,696	20,877
Other hotel operating expenses	1,308	1,202	4,322	3,925
Sales and marketing	8,099	5,367	22,635	11,368
General and administrative	7,688	4,341	22,091	9,439
Property taxes, insurance, rent and other	5,077	2,464	14,190	5,599
Management fees	2,931	1,749	9,005	4,415
Repairs and maintenance	3,020	1,678	8,288	3,639
Utilities	2,410	1,656	6,326	3,556
Depreciation and amortization	11,647	6,824	32,133	14,781
Total Hotel Expenses	72,157	41,759	207,392	92,569

Other Operating Expenses
Asset management fees to affiliate and other expenses	2,305	1,452	6,426	3,300
Acquisition-related expenses	—	11,399	4,979	18,936
Corporate general and administrative expenses	1,483	1,257	4,778	3,616
Hurricane loss	3,845	—	3,845	—
Total Other Operating Expenses	7,633	14,108	20,028	25,852
Operating Income (Loss)	5,617	(1,504)	26,852	3,755
Other Income and (Expenses)
Interest expense	(9,522)	(5,255)	(25,826)	(11,468)
Equity in (losses) earnings of equity method investments in real estate	(36)	709	1,461	2,324
Loss on extinguishment of debt (Note 8)	(256)	—	(256)	—
Other income	58	6	135	28
Total Other Income and (Expenses)	(9,756)	(4,540)	(24,486)	(9,116)
(Loss) Income from Operations Before Income Taxes	(4,139)	(6,044)	2,366	(5,361)
Provision for income taxes	(1,122)	(1,403)	(3,518)	(2,149)
Net Loss	(5,261)	(7,447)	(1,152)	(7,510)
Loss (income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,894, $1,100, $3,528 and $1,965, respectively)	3,776	31	983	(3,156)
Net Loss Attributable to CWI 2 Stockholders	$(1,485)	$(7,416)	$(169)	$(10,666)

Class A Common Stock
Net (loss) income attributable to CWI 2 Stockholders	$(472)	$(2,788)	$34	$(4,099)
Basic and diluted weighted-average shares outstanding	28,889,131	20,126,076	27,131,807	17,810,819
Basic and diluted (loss) income per share	$(0.02)	$(0.14)	$—	$(0.23)
Distributions Declared Per Share	$0.1749	$0.1713	$0.5206	$0.4857

Class T Common Stock
Net loss attributable to CWI 2 Stockholders	$(1,013)	$(4,628)	$(203)	$(6,567)
Basic and diluted weighted-average shares outstanding	57,603,278	32,984,735	53,364,957	27,782,685
Basic and diluted loss per share	$(0.02)	$(0.14)	$—	$(0.24)
Distributions Declared Per Share	$0.1480	$0.1450	$0.4406	$0.4095

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2017 10-Q – 4

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Loss	$(5,261)	$(7,447)	$(1,152)	$(7,510)
Other Comprehensive Income (Loss)
Unrealized income (loss) on derivative instruments	60	688	—	(1,107)
Comprehensive Loss	(5,201)	(6,759)	(1,152)	(8,617)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	3,776	31	983	(3,156)
Unrealized (gain) loss on derivative instruments	(3)	(1)	(8)	2
Comprehensive loss (income) attributable to noncontrolling interests	3,773	30	975	(3,154)
Comprehensive Loss Attributable to CWI 2 Stockholders	$(1,428)	$(6,729)	$(177)	$(11,771)

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2017 10-Q – 5

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2017 and 2016
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income (Loss)	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	22,414,128	$22	40,447,362	$40	$573,135	$(59,115)	$896	$514,978	$35,131	$550,109
Net loss						(169)		(169)	(983)	(1,152)
Shares issued, net of offering costs	5,826,566	6	16,709,647	17	226,392			226,415		226,415
Shares issued to affiliates	839,720	1			8,984			8,985		8,985
Distributions to noncontrolling interests								—	(6,822)	(6,822)
Purchase of membership interest from noncontrolling interest					(3,524)			(3,524)		(3,524)
Shares issued under share incentive plans	14,071	—			172			172		172
Stock-based compensation to directors	15,384	—			165			165		165
Stock dividends issued	230,038	—	434,259	—				—		—
Distributions declared ($0.5206 and $0.4406 per share to Class A and Class T, respectively)						(29,251)		(29,251)		(29,251)
Other comprehensive loss:
Net unrealized (loss) income on derivative instruments							(8)	(8)	8	—
Repurchase of shares	(156,397)	—	(231,682)	—	(3,969)			(3,969)		(3,969)
Balance at September 30, 2017	29,183,510	$29	57,359,586	$57	$801,355	$(88,535)	$888	$713,794	$27,334	$741,128

Balance at January 1, 2016	10,792,296	$11	14,983,012	$15	$228,401	$(15,109)	$(94)	$213,224	$32,968	$246,192
Net (loss) income						(10,666)		(10,666)	3,156	(7,510)
Shares issued, net of offering costs	9,438,322	9	19,358,017	19	265,321			265,349		265,349
Shares issued to affiliates	248,682	1			2,609			2,610		2,610
Contributions from noncontrolling interests								—	4,000	4,000
Distributions to noncontrolling interests								—	(3,262)	(3,262)
Shares issued under share incentive plans	6,656	—			106			106		106
Stock-based compensation to directors	10,000	—			105			105		105
Stock dividends issued	96,288	—	138,922	—				—		—
Distributions declared ($0.4857 and $0.4095 per share to Class A and Class T, respectively)						(15,788)		(15,788)		(15,788)
Other comprehensive loss:
Net unrealized loss on derivative instruments							(1,105)	(1,105)	(2)	(1,107)
Repurchase of shares	(28,744)	—	(37,328)	—	(661)			(661)		(661)
Balance at September 30, 2016	20,563,500	$21	34,442,623	$34	$495,881	$(41,563)	$(1,199)	$453,174	$36,860	$490,034

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2017 10-Q – 6

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows — Operating Activities
Net loss	$(1,152)	$(7,510)
Adjustments to net loss:
Depreciation and amortization	32,133	14,781
Asset management fees to affiliates settled in shares	6,157	2,914
Hurricane loss	3,845	—
Acquisition fees to affiliates settled in shares	3,097	—
Amortization of deferred key money, deferred financing costs and other	582	266
Amortization of stock-based compensation	418	247
Loss on extinguishment of debt (Note 8)	254	—
Equity in (earnings) losses of equity method investment in real estate in excess of distributions received	(152)	36
(Decrease) increase in due to related parties and affiliates	(7,231)	612
Receipt of key money and other deferred incentive payments	2,688	3,063
Net changes in other assets and liabilities	170	3,475
Net Cash Provided by Operating Activities	40,809	17,884

Cash Flows — Investing Activities
Acquisitions of hotels	(168,884)	(604,190)
Purchase of equity interest (Note 5)	(99,386)	—
Funds released from escrow	58,925	39,280
Funds placed in escrow	(57,332)	(57,886)
Capital expenditures	(14,568)	(14,944)
Deposits released for hotel investments	1,521	16,701
Deposits for hotel investments	—	(12,681)
Distributions received from equity investment in excess of equity income	—	1,945
Capital contributions to equity investment in real estate	—	(125)
Net Cash Used in Investing Activities	(279,724)	(631,900)

Cash Flows — Financing Activities
Proceeds from mortgage financing	301,900	366,800
Proceeds from issuance of shares, net of offering costs	233,410	275,500
Repayment of notes payable to affiliate	(210,000)	(20,000)
Scheduled payments and prepayments of mortgage principal	(42,000)	—
Distributions paid	(25,839)	(11,320)
Distributions to noncontrolling interests	(6,822)	(3,262)
Repurchase of shares	(3,969)	(661)
Purchase of membership interest from noncontrolling interest (Note 10)	(3,524)	—
Deposits released for mortgage financing	2,235	1,835
Deferred financing costs	(2,090)	(3,502)
Deposits for mortgage financing	(725)	(1,835)
Withholding on restricted stock units	(81)	(36)
Purchase of interest rate cap	(16)	(92)
Proceeds from notes payable to affiliate	—	20,000
Contributions from noncontrolling interests	—	4,000
Net Cash Provided by Financing Activities	242,479	627,427

Change in Cash During the Period
Net increase in cash	3,564	13,411
Cash, beginning of period	63,245	51,081
Cash, end of period	$66,809	$64,492

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2017 10-Q – 7

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

We held ownership interests in 12 hotels at September 30, 2017. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotels that we record as equity investments, or our Unconsolidated Hotels, at September 30, 2017.

Public Offering

We raised offering proceeds in our initial public offering of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock. The offering commenced on May 22, 2014 and closed on July 31, 2017. In addition, from inception through September 30, 2017, $10.0 million and $17.7 million of distributions were reinvested in our Class A and Class T common stock, respectively, as a result of our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from our offering.

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

For purposes of determining the weighted-average number of shares of Class A and Class T common stock outstanding, amounts for the nine months ended September 30, 2017 and 2016 have been adjusted to treat stock distributions declared and effective through the date of this Report as if they were outstanding as of January 1, 2016.

CWI 2 9/30/2017 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

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

At September 30, 2017 and December 31, 2016, we considered four and five entities, respectively, to be VIEs, of which we consolidated three and four, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	September 30, 2017	December 31, 2016
Net investments in hotels	$581,348	$657,517
Total assets	624,520	706,115

Non-recourse and limited-recourse debt, net	$320,228	$218,843
Total liabilities	352,022	249,637

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We expect to adopt this new standard on January 1, 2018 using the modified retrospective transition method, which requires a cumulative effect adjustment upon the date of adoption. We are currently evaluating the impact of the new standard and do not believe the adoption of this standard will have a material impact on our recognition of revenue, however, we expect that additional disclosures will be required as a result of implementation.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Additionally, the new standard requires extensive quantitative and qualitative disclosures. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We will adopt this guidance for our interim and annual periods beginning January 1, 2019. We are in the process of evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

CWI 2 9/30/2017 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, (iv) distributions received from equity method investees and (v) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements and will retrospectively adopt the standard for the fiscal year beginning January 1, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements and will retrospectively adopt the standard for the fiscal year beginning January 1, 2018, reflecting the change in presentation, as discussed above.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. We will be adopting this new guidance on January 1, 2018. While we are evaluating the potential impact of the standard, we currently expect that certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect the capitalization of acquisition costs (such costs are expensed for business combinations and capitalized for asset acquisitions).

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are in the process of evaluating the impact of ASU 2017-05 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the

CWI 2 9/30/2017 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements.

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

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$2,188	$1,302	$6,157	$2,914
Acquisition fees	—	9,995	4,415	16,156
Available Cash Distributions	1,894	1,100	3,528	1,965
Personnel and overhead reimbursements	872	574	2,628	1,763
Interest expense	—	—	332	18
Accretion of interest on annual distribution and shareholder servicing fee	—	60	198	172
	$4,954	$13,031	$17,258	$22,988

Other Transaction Fees Incurred
Selling commissions and dealer manager fees	$367	$3,886	$13,199	$17,747
Annual distribution and shareholder servicing fee (a)	—	2,013	8,439	8,799
Capitalized acquisition fees for equity method investment (b) (Note 5)	6,195	—	6,195	—
Organization and offering costs	224	554	1,422	2,461
Capitalized loan refinancing fees	280	—	280	—
Capitalized refinancing fees for equity method investment	—	125	—	125
	$7,066	$6,578	$29,535	$29,132
___________

(a)
Beginning with the payment by us for the third quarter of 2017, which was paid in October 2017, the distribution and shareholder servicing fee will be paid directly to selected dealers rather than through Carey Financial, LLC, or Carey Financial, a subsidiary of WPC and the former dealer manager of our offering. There is no change in the amount of distribution and shareholder servicing fees that we incur.

(b)	Our Advisor elected to receive 50% of the acquisition fee related to our investment in the Ritz-Carlton Bacara, Santa Barbara Venture in shares of our Class A common stock and 50% in cash.

CWI 2 9/30/2017 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	September 30, 2017	December 31, 2016
Amounts Due to Related Parties and Affiliates
To our Advisor:
Reimbursable costs	$869	$676
Asset management fees	759	489
Organization and offering costs	51	463
Note payable to WPC	—	210,033
Acquisition fee payable	—	7,243
To Others:
Due to CWI 1	240	389
Due to Carey Financial (Annual distribution and shareholder servicing fee) (a)	—	11,919
Due to Carey Financial (Selling commissions and dealer manager fees)	—	46
	$1,919	$231,258
___________

(a)
Beginning with the payment for the third quarter of 2017, which was paid in October 2017, the distribution and shareholder servicing fee is paid directly to selected dealers rather than through Carey Financial. Accordingly, at September 30, 2017, the accrual for the distribution and shareholder servicing fee is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, both as defined in the advisory agreement with our Advisor. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the advisory agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our Class A common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, for Class A shares (while before our initial NAV was published in March 2016, we used our offering price for Class A shares of $10.00 per share). For the three and nine months ended September 30, 2017 and 2016, our Advisor elected to receive its asset management fees in shares of our Class A common stock rather than in cash. For the nine months ended September 30, 2017 and 2016, $5.9 million and $2.6 million, respectively, in asset management fees were settled in shares of our Class A common stock. At September 30, 2017, our Advisor owned 1,333,318 shares (1.5%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements. During the three and nine months ended September 30, 2017 and 2016, we did not pay any disposition fees.

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

CWI 2 9/30/2017 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

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

Selling Commissions and Dealer Manager Fees

Pursuant to our former dealer manager agreement with Carey Financial, Carey Financial received a selling commission for sales of our Class A and Class T common stock. Until we made the first adjustment to our offering prices in March 2016 in connection with the publication of our initial NAVs as of December 31, 2015, Carey Financial received a selling commission of up to $0.70 and $0.19 per share sold and a dealer manager fee of up to $0.30 and $0.26 per share sold for the Class A and Class T common stock, respectively. After that adjustment, Carey Financial received a selling commission of $0.82 and $0.22 per share sold and a dealer manager fee of $0.35 and $0.30 per share sold for the Class A and Class T common stock, respectively. In connection with the extension of our initial public offering in 2017, we adjusted our offering prices again in April 2017 to reflect our NAVs as of December 31, 2016, with a selling commission of $0.84 and $0.23 per share sold and a dealer manager fee of $0.36 and $0.31 per share sold for the Class A and Class T common stock, respectively, which were paid through the termination of our offering on July 31, 2017. The selling commissions were re-allowed and a portion of the dealer manager fees could have been re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements. During the nine months ended September 30, 2017 and 2016, we paid selling commissions and dealer manager fees totaling $13.2 million and $17.9 million, respectively.

We also pay an annual distribution and shareholder servicing fee in connection with our Class T common stock. The amount of the distribution and shareholder servicing fee is 1.0% of the amount of our NAV per Class T common stock (while before our initial NAV was published in March 2016, the fee was 1.0% of the selling price per share for the Class T common stock in our initial public offering). The distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the distribution and shareholder servicing fee after the sixth anniversary of the end of the quarter in which the initial public offering terminates, which occurred on July 31, 2017, and the fees may end sooner if the total underwriting compensation that is paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that sixth anniversary. During both the nine months ended September 30, 2017 and 2016, $8.8 million of distribution and shareholder servicing fees were charged to stockholders’ equity; and during the nine months ended September 30, 2017 and 2016, $3.6 million and $1.4 million, respectively, of such fees were paid to Carey Financial, which it may have re-allowed to selected dealers. Beginning with the payment for the third quarter of 2017, which was paid in October 2017, the distribution and shareholder servicing fee will be paid by us directly to selected dealers rather than through Carey Financial.

Organization and Offering Costs

Pursuant to our advisory agreement, we are liable for certain expenses related to our public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimbursed Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc., or FINRA. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees) which terminated on July 31, 2017. Through September 30, 2017, our Advisor incurred organization and offering costs on our behalf of approximately $9.1 million, all of which we were obligated to pay. Unpaid costs of $0.1 million were included in Due to affiliates in the consolidated financial statements at September 30, 2017.

During the offering period, costs incurred in connection with raising of capital were recorded as deferred offering costs. Upon receipt of offering proceeds, we charged the deferred offering costs to stockholders’ equity. During the nine months ended September 30, 2017 and 2016, $2.7 million and $3.9 million, respectively, of deferred offering costs were charged to stockholders’ equity.

CWI 2 9/30/2017 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Note Payable to WPC and Other Transactions with Affiliates

Our board of directors and the board of directors of WPC have, from time to time, pre-approved loans from WPC to us. Any such loans were made solely at the discretion of WPC’s management and were at an interest rate equal to the rate at which WPC was able to borrow funds under its senior unsecured credit facility. On January 20, 2016 and December 29, 2016, we borrowed $20.0 million and $210.0 million, respectively, from WPC; these loans were repaid in full during the first quarters of 2016 and 2017, respectively. As of September 30, 2017, there were no borrowings from WPC outstanding (Note 12).

Acquisition Fee Payable

At December 31, 2016, this balance represents the acquisition fee payable to our Advisor related to the acquisition of the Ritz-Carlton San Francisco on December 30, 2016, which was paid in the first quarter of 2017.

Jointly-Owned Investments

At September 30, 2017, we owned interests in three jointly-owned investments with our affiliate Carey Watermark Investors Incorporated, or CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third-party also owns an interest in the Ritz-Carlton Key Biscayne. CWI 1 is a publicly owned, non-listed REIT that is also advised by our Advisor and invests in lodging and lodging-related properties. See Note 5 for further discussion.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Buildings	$1,091,522	$969,661
Land	236,078	211,278
Furniture, fixtures and equipment	89,431	67,541
Building and site improvements	27,213	10,279
Construction in progress	3,211	15,988
Hotels, at cost	1,447,455	1,274,747
Less: Accumulated depreciation	(59,600)	(28,335)
Net investments in hotels	$1,387,855	$1,246,412

During the nine months ended September 30, 2017, we retired fully depreciated furniture, fixtures and equipment aggregating $0.9 million.

Hurricane-Related Disruption

Hurricane Irma made landfall in September 2017, impacting one of our Consolidated Hotels, the Marriott Sawgrass Golf Resort & Spa, which sustained damage and was forced to close for a period of time.

As of September 30, 2017, the estimated net book value of the property damage written off was $6.2 million for this Consolidated Hotel. In addition, there was $1.0 million of remediation work that had been performed as of September 30, 2017. We recorded a corresponding receivable of $3.3 million for estimated insurance recoveries related to the net book value of the property damage written off and the remediation work performed. The receivable is recorded within Accounts receivable in our consolidated financial statements as of September 30, 2017. The net impact of $3.8 million, representing the property damage insurance deductible, is reflected as a hurricane loss in our consolidated financial statements for the three and nine months ended September 30, 2017.

We are still assessing the impact of the hurricane on the Marriott Sawgrass Golf Resort & Spa, and the final net book value write-offs could vary significantly from this estimate. Any changes to the estimates for property damage will be recorded in the periods in which they are determined.

CWI 2 9/30/2017 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

2017 Acquisition

During the nine months ended September 30, 2017, we acquired one Consolidated Hotel, which was considered to be a business combination. We refer to this investment as our 2017 Acquisition.

Charlotte Marriott City Center

On June 1, 2017, we acquired a 100.0% interest in the Charlotte Marriott City Center hotel from Marriott Hotel Services, Inc., an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities, with a fair value totaling $168.9 million, as detailed in the table that follows. The 446-room full-service hotel is located in Charlotte, North Carolina. The hotel is managed by Marriott International. At closing, Marriott provided us a cumulative $4.0 million net operating income, or NOI, guarantee, which guarantees minimum predetermined NOI amounts to us over a period of approximately three years, not to exceed $1.5 million annually. In connection with this acquisition, we expensed acquisition costs of $5.0 million, including acquisition fees of $4.4 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $103.0 million upon acquisition (Note 8).

The following tables present a summary of assets acquired and liabilities assumed in this business combination, at the date of acquisition, and revenues and earnings thereon, since the date of acquisition through September 30, 2017 (in thousands):

Charlotte Marriott City Center (a)
Acquisition Date	June 1, 2017
Cash consideration	$168,884
Assets acquired at fair value:
Building	$127,286
Land	24,800
Furniture, fixtures and equipment	17,380
Accounts receivable	541
Other assets	368
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(1,491)
Net assets acquired at fair value	$168,884

From Acquisition Date Through September 30, 2017
Revenues	$12,445
Income from operations before income taxes	$2,803
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

CWI 2 9/30/2017 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if our acquisition of the Charlotte Marriott City Center on June 1, 2017, and the new financing related to this acquisition, had occurred on January 1, 2016 and as if the acquisitions we completed during the nine months ended September 30, 2016, and the new financings related to these acquisitions, had occurred on January 1, 2015, with the exception of the acquisition of and new financing related to the Seattle Marriott Bellevue, which we present as if they had occurred on July 14, 2015, the opening date of the hotel. These transactions were accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on the dates listed above, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma total revenues	$85,407	$66,685	$270,096	$205,377

Pro forma net (loss) income	$(5,261)	$908	$4,733	$6,401
Pro forma loss (income) attributable to noncontrolling interests	3,776	31	983	(3,156)
Pro forma net (loss) income attributable to CWI 2 stockholders	$(1,485)	$939	$5,716	$3,245

Pro forma (loss) income per Class A share:
Net (loss) income attributable to CWI 2 stockholders	$(472)	$490	$2,189	$2,017
Basic and diluted pro forma weighted-average shares outstanding	28,889,131	31,802,914	30,761,196	40,003,488
Basic and diluted pro forma (loss) income per share	$(0.02)	$0.02	$0.07	$0.05

Pro forma (loss) income per Class T share:
Net (loss) income attributable to CWI 2 stockholders	$(1,013)	$449	$3,527	$1,228
Basic and diluted pro forma weighted-average shares outstanding	57,603,278	32,984,735	53,364,957	27,782,685
Basic and diluted pro forma (loss) income per share	$(0.02)	$0.01	$0.07	$0.04

The pro forma weighted-average shares outstanding were determined as if the number of shares required to raise any funds needed for the acquisition of the Charlotte Marriott City Center and for the acquisitions we completed during the nine months ended September 30, 2016 were issued on January 1, 2016 and 2015, respectively, with the exception of the Seattle Marriott Bellevue, which were determined as if the number of shares required were issued on July 14, 2015. We assumed that we would have issued Class A shares to raise such funds. All acquisition costs for the acquisition of the Charlotte Marriott City Center and for the acquisitions we completed during the nine months ended September 30, 2016 are presented as if they were incurred on January 1, 2016 and 2015, respectively, with the exception of the acquisition costs for the Seattle Marriott Bellevue, which are presented as if they were incurred on July 14, 2015.

Construction in Progress

At September 30, 2017 and December 31, 2016, construction in progress, recorded at cost, was $3.2 million and $16.0 million, respectively, and related primarily to planned renovations at the San Diego Marriott La Jolla, the Marriott Sawgrass Golf Resort & Spa and the Renaissance Atlanta Midtown Hotel at September 30, 2017 and renovations at the Marriott Sawgrass Golf Resort & Spa at December 31, 2016 (Note 9). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized less than $0.1 million and $0.4 million of such costs during the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $0.6 million during the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, accrued capital expenditures were $0.5 million and $4.4 million, respectively, representing non-cash investing activity.

CWI 2 9/30/2017 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Equity Investments in Real Estate

At September 30, 2017, we owned equity interests in two Unconsolidated Hotels, one with CWI 1 and one together with CWI 1 and an unrelated third party. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate if the venture’s capital structure gives different rights and priorities to its investors. Therefore, we follow the hypothetical liquidation at book value method in determining our share of these ventures’ earnings or losses for the reporting period as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

Ritz-Carlton Bacara, Santa Barbara Venture

On September 28, 2017, we formed a tenancy-in-common venture with CWI 1 to acquire the Bacara Resort & Spa for $380.0 million. We own a 60% interest in the venture and CWI 1 owns a 40% interest. Upon acquisition, the hotel was rebranded as the Ritz-Carlton Bacara, Santa Barbara and will be managed by Marriott International. The venture meets the definition of joint control as all decisions with respect to the ownership, management and operation of the hotel must be made on a unanimous basis between the two parties; therefore, we have accounted for our interest in this investment under the equity method of accounting. The venture obtained debt comprised of a $175.0 million senior mortgage loan with a floating annual interest rate of London Interbank Offered Rate, or LIBOR, plus 2.8% and a $55.0 million mezzanine loan with a floating annual interest rate of LIBOR plus 5.8%, both subject to interest rate caps. Both loans have maturity dates of September 28, 2021, with one-year extension options. We capitalized our share of acquisition costs totaling $6.9 million, including acquisition fees of $6.2 million paid to our Advisor. Our Advisor has elected to receive 50% of its acquisition fees in shares of our Class A common stock and 50% in cash, which was approved by our board of directors. For the nine months ended September 30, 2017, $3.1 million in acquisitions fees were settled in shares of our Class A common stock.

Hurricane-Related Disruption

The Ritz-Carlton Key Biscayne was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a period of time.

As of September 30, 2017, the estimated net book value of the property damage written off by the Ritz-Carlton Key Biscayne Venture was $3.6 million.  In addition, there was $0.4 million of remediation work that had been performed as of September 30, 2017. The venture recorded a corresponding receivable of $0.7 million for estimated insurance revenues related to the net book value of the property damage written off. For the three and nine months ended September 30, 2017, there was no net impact to our investment in the Ritz-Carlton Key Biscayne Venture under the hypothetical liquidation at book value method of accounting as a result of our priority return on the investment.

If the estimated property damage increases or there is additional remediation work incurred at the hotel, our share of equity in earnings of the venture could be impacted.

CWI 2 9/30/2017 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Carrying Value at
							September 30, 2017	December 31, 2016
Ritz-Carlton Key Biscayne Venture (b) (c)	FL	458	19.3%	$37,559	5/29/2015	Resort	$36,662	$35,712
Ritz-Carlton Bacara, Santa Barbara Venture (d) (e)	CA	358	60.0%	99,386	9/28/2017	Resort	98,614	—
		816		$136,945			$135,276	$35,712
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

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

(c)
We received cash distributions of $1.3 million from this investment during the nine months ended September 30, 2017. No cash distributions were received from this investment during the three months ended September 30, 2017.

(d)	This investment represents a tenancy-in-common interest; the remaining 40% interest is owned by CWI 1.

(e)	No cash distributions were received from this investment during the three or nine months ended September 30, 2017.

The following table sets forth our share of equity in earnings from our Unconsolidated Hotels, which is based on the hypothetical liquidation at book value model, as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unconsolidated Hotels	2017	2016	2017	2016
Ritz-Carlton Key Biscayne Venture	$763	$709	$2,260	$2,324
Ritz-Carlton Bacara, Santa Barbara Venture	(799)	—	(799)	—
Total equity in (losses) earnings of equity method investments in real estate	$(36)	$709	$1,461	$2,324

No other-than-temporary impairment charges were recognized during either the three or nine months ended September 30, 2017 and 2016.

At September 30, 2017 and December 31, 2016, the unamortized basis differences on our equity investments were $8.0 million and $1.9 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by less than $0.1 million during both the three and nine months ended September 30, 2017 and 2016.

CWI 2 9/30/2017 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

The following tables present combined summarized financial information of our equity investments in real estate. Amounts provided are the total amounts attributable to the venture and does not represent our proportionate share (in thousands):

	September 30, 2017	December 31, 2016
Real estate, net	$654,025	$291,015
Other assets	61,893	47,642
Total assets	715,918	338,657
Debt	416,646	190,039
Other liabilities	24,622	20,004
Total liabilities	441,268	210,043
Members’ equity	$274,650	$128,614

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$13,612	$12,559	$62,014	$63,834
Expenses	(18,326)	(16,578)	(63,037)	(63,462)
Hurricane loss	(3,333)	—	(3,333)	—
Net (loss) income attributable to equity method investments	$(8,047)	$(4,019)	$(4,356)	$372

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three and nine months ended September 30, 2017 or 2016. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse and limited-recourse debt, which we have classified as Level 3, had a carrying value of $831.0 million and $571.9 million at September 30, 2017 and December 31, 2016, respectively, and an estimated fair value of $833.7 million and $570.8 million at September 30, 2017 and December 31, 2016, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2017 and December 31, 2016.

CWI 2 9/30/2017 10-Q – 19

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at
	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swap	Other assets	$983	$816
Interest rate caps	Other assets	46	279
		$1,029	$1,095

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both September 30, 2017 and December 31, 2016, no cash collateral had been posted nor received for any of our derivative positions.

We recognized an unrealized gain of less than $0.1 million and $0.5 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swap and caps during the three months ended September 30, 2017 and 2016, respectively, and unrealized losses of $0.2 million and $1.7 million during the nine months ended September 30, 2017 and 2016, respectively.

We reclassified less than $0.1 million and $0.2 million from Other comprehensive income (loss) on derivatives into Interest expense during the three months ended September 30, 2017 and 2016, respectively, and $0.2 million and $0.5 million during the nine months ended September 30, 2017 and 2016, respectively.

Amounts reported in Other comprehensive income (loss) related to our interest rate swap and caps will be reclassified to Interest expense as interest expense or income is incurred on our variable-rate debt. At September 30, 2017, we estimated that $0.2 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million, will be reclassified as Interest income during the next 12 months related to our interest rate swap and caps.

CWI 2 9/30/2017 10-Q – 20

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

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at September 30, 2017 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	September 30, 2017
Interest rate swap	1	$100,000	$983
Interest rate caps	7	290,100	46
			$1,029

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2017. At September 30, 2017, our total credit exposure and the maximum exposure to any single counterparty were both $1.0 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2017, we had not been declared in default on any of our derivative obligations. At both September 30, 2017 and December 31, 2016, we had no derivatives that were in a net liability position.

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse and, where indicated, limited-recourse debt, net on our Consolidated Hotels (dollars in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	September 30, 2017	December 31, 2016
San Jose Marriott (a) (b)	3.98%	Variable	7/2019	$87,598	$87,429
Renaissance Atlanta Midtown Hotel (a) (b) (c)	4.24%, 11.24%	Variable	8/2019	46,862	46,611
Marriott Sawgrass Golf Resort & Spa (a)	5.09%	Variable	11/2019	78,000	78,000
Seattle Marriott Bellevue (a) (d) (e)	3.88%	Variable	1/2020	99,386	99,188
Le Méridien Arlington (a) (d)	3.98%	Variable	6/2020	34,609	34,502
Ritz-Carlton San Francisco	4.59%	Fixed	2/2022	142,842	—
Charlotte Marriott City Center (f)	4.53%	Fixed	6/2022	102,301	—
Courtyard Nashville Downtown	4.15%	Fixed	9/2022	54,763	41,656
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	99,760	99,725
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,844	84,824
				$830,965	$571,935
___________

CWI 2 9/30/2017 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rates in effect at September 30, 2017 through the use of an interest rate cap or swap, as applicable.

(b)	These mortgage loans have two one-year extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(c)
The debt is comprised of a $34.0 million senior mortgage loan with a floating annual interest rate of LIBOR plus 3.0% and a $13.5 million mezzanine loan with a floating annual interest rate of LIBOR plus 10.0%, both subject to interest rate caps. Both loans have a maturity date of August 30, 2019.

(d)	These mortgage loans each have a one-year extension option, which are subject to certain conditions. The maturity dates in the table do not reflect the extension option.

(e)
At December 31, 2016, this loan was limited-recourse up to a maximum of $15.0 million, which would terminate upon satisfaction of certain conditions as described in the loan agreement. During the first quarter of 2017, these conditions were met so that the limited-recourse provisions no longer apply, and as a result, this loan was considered to be a non-recourse loan at September 30, 2017.

(f)
At closing, we deposited $10.0 million of the $103.0 million mortgage loan proceeds with the lender to be held as additional collateral for the loan, which was classified as Restricted cash on our consolidated balance sheet. During the third quarter of 2017, upon reaching a certain NOI, as further described in the loan agreement, the $10.0 million was released back to us and reclassified out of Restricted cash on our consolidated balance sheet.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At September 30, 2017, the minimum debt service coverage ratio on both the senior mortgage loan and mezzanine loan for the Renaissance Atlanta Midtown Hotel was not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. Except as discussed above, at September 30, 2017, we were in compliance with the applicable covenants for each of our mortgage loans.

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

During the third quarter of 2017, we refinanced our $42.0 million non-recourse mortgage loan on the Courtyard Nashville Downtown with a new non-recourse mortgage loan of $55.9 million, with a fixed interest rate of 4.2% and term of five years. We recognized a loss on extinguishment of debt of $0.3 million related to this refinancing.

CWI 2 9/30/2017 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2017, each of the next four calendar years following December 31, 2017 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder)	$—
2018	—
2019	218,395
2020	137,056
2021	4,498
Thereafter through 2023	475,451
835,400
Unamortized deferred financing costs	(4,435)
Total	$830,965

Note 9. Commitments and Contingencies

At September 30, 2017, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Pursuant to our advisory agreement, we are liable for certain expenses related to our initial public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which are deducted from the gross proceeds of the offering. We reimbursed Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by FINRA. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees). Active fundraising by Carey Financial ceased as of June 30, 2017, with the facilitation of the orderly processing of sales continuing through the termination of our offering on July 31, 2017. Through September 30, 2017, our Advisor incurred organization and offering costs on our behalf of approximately $9.1 million, all of which we were obligated to pay. Unpaid costs of $0.1 million were included in Due to affiliates in the consolidated financial statements at September 30, 2017.

Hotel Management Agreements

As of September 30, 2017, our Consolidated Hotel properties are operated pursuant to long-term management agreements with four different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 2.5% to 3.0% of hotel revenues. Five of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after we have received a priority return on our investment in the hotel. For the three months ended September 30, 2017 and 2016, we incurred management fee expense, including amortization of deferred management fees, of $2.9 million and $1.7 million, respectively, and $9.0 million and $4.4 million for the nine months ended September 30, 2017 and 2016, respectively.

CWI 2 9/30/2017 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Franchise Agreements

As of September 30, 2017, we have four franchise agreements with Marriott owned brands and one with a Hilton owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 20 to 25 years. This number excludes five hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. For the three months ended September 30, 2017 and 2016, we incurred franchise fee expense, including amortization of deferred franchise fees, of $1.7 million and $1.6 million, respectively, and $4.8 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our Consolidated Hotels (Note 4). We do not currently expect, and are not obligated, to fund any planned renovations on our Unconsolidated Hotels beyond our original investment. The table below does not reflect any renovation work to be undertaken as a result of Hurricane Irma, as discussed in Note 4.

At September 30, 2017, three hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that all three will be completed during the second half of 2018. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	September 30, 2017	December 31, 2016
Capital commitments	$42,776	$48,327
Less: amounts paid	(29,959)	(22,981)
Unpaid commitments	12,817	25,346
Less: amounts in restricted cash designated for renovations	(10,247)	(17,582)
Unfunded commitments (a)	$2,570	$7,764
___________

(a)
Of our unfunded commitments at September 30, 2017 and December 31, 2016, approximately $2.4 million and $6.2 million, respectively, of unrestricted cash on our balance sheet was designated for renovations.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At September 30, 2017 and December 31, 2016, $14.1 million and $14.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements.

CWI 2 9/30/2017 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Loss Per Share and Equity

Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	28,889,131	$(472)	$(0.02)	20,126,076	$(2,788)	$(0.14)
Class T common stock	57,603,278	(1,013)	(0.02)	32,984,735	(4,628)	(0.14)
Net loss attributable to CWI 2 stockholders		$(1,485)			$(7,416)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income (Loss)	Basic and Diluted Income (Loss) Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	27,131,807	$34	$—	17,810,819	$(4,099)	$(0.23)
Class T common stock	53,364,957	(203)	—	27,782,685	(6,567)	(0.24)
Net loss attributable to CWI 2 stockholders		$(169)			$(10,666)

The allocation of Net loss attributable to CWI 2 stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for each respective period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.1 million for both the three months ended September 30, 2017 and 2016, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively, which is only applicable to holders of Class T common stock (Note 3).

Transfer to Noncontrolling Interest

On March 30, 2017, we purchased the incentive membership interest in the Courtyard Nashville Downtown venture from an unaffiliated third party for $3.5 million. Our acquisition of the membership interest is accounted for as an equity transaction, and we recorded an adjustment of approximately $3.5 million to Additional paid-in capital in our consolidated statement of equity for the nine months ended September 30, 2017 related to the difference between the carrying value and the purchase price. No gain or loss was recognized in the consolidated statement of operations.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of changes in Accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Three Months Ended September 30,
Gains and Losses on Derivative Instruments	2017	2016
Beginning balance	$831	$(1,886)
Other comprehensive income before reclassifications	38	498
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	22	190
Total	22	190
Net current period other comprehensive income	60	688
Net current period other comprehensive gain attributable to noncontrolling interests	(3)	(1)
Ending balance	$888	$(1,199)

CWI 2 9/30/2017 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
Gains and Losses on Derivative Instruments	2017	2016
Beginning balance	$896	$(94)
Other comprehensive loss before reclassifications	(210)	(1,651)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	210	544
Total	210	544
Net current period other comprehensive loss	—	(1,107)
Net current period other comprehensive (gain) loss attributable to noncontrolling interests	(8)	2
Ending balance	$888	$(1,199)

Share-Based Payments

2015 Equity Incentive Plan

We maintain the 2015 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the Subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2015 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 2,000,000 shares may be granted under this plan, of which 1,884,420 shares remained available for future grants at September 30, 2017. During the nine months ended September 30, 2017 and 2016, we granted 49,344 RSUs and 42,260 RSUs, respectively, all of which were awarded in the second quarter of the year to employees of the Subadvisor and are scheduled to vest over approximately three years, subject to continued employment.

The awards to employees of the Subadvisor had a weighted-average remaining contractual term of 2.0 years at September 30, 2017. At September 30, 2017, we had 83,751 nonvested RSUs outstanding, and we currently expect to recognize stock-based compensation expense totaling approximately $0.7 million over the remaining vesting period. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of this plan.

Shares Granted to Directors

During the nine months ended September 30, 2017 and 2016, we issued 15,384 shares and 10,000 shares, respectively, of Class A common stock to our independent directors, at $10.74 and $10.53 per share, respectively, as part of their director compensation.

Stock-Based Compensation Expense

We recognized stock-based compensation expense related to the awards of RSUs to employees of the Subadvisor and shares issued to our directors totaling $0.1 million for both the three months ended September 30, 2017 and 2016, and $0.4 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense is included within Corporate general and administrative expenses in the consolidated financial statements.

Distributions

The following table presents the daily per share distributions declared by our board of directors during the third quarter of 2017, payable in cash and in shares of our Class A and Class T common stock to stockholders of record on each day of the quarter:

	Class A common stock			Class T common stock
Record dates	Cash	Shares	Total	Cash	Shares	Total
July 1, 2017 to September 30, 2017	$0.0015323	$0.0003687	$0.0019010	$0.0012405	$0.0003687	$0.0016092

These distributions were paid on October 16, 2017 in the aggregate amount of $10.6 million. Our distributions that are payable in shares of our Class A and Class T common stock are recorded at par value in our consolidated financial statements.

CWI 2 9/30/2017 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2017, our board of directors declared distributions of $29.3 million, including distributions of $18.6 million declared during the six months ended June 30, 2017. We paid distributions totaling $25.8 million during the nine months ended September 30, 2017, comprised of distributions declared during the six months ended June 30, 2017 and the three months ended December 31, 2016 of $18.6 million and $7.2 million, respectively.

On July 31, 2017, we closed our initial public offering. As a result of the completion of our initial public offering, beginning with the fourth quarter of 2017, we will no longer calculate our distributions based upon daily record and distribution declaration dates, but upon quarterly record and distribution declaration dates.

Note 11. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2017. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2017 and 2016. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.
Certain of our subsidiaries have elected taxable REIT subsidiary, or TRS, status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and nine months ended September 30, 2017 and 2016. Current income tax expense was $1.0 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $3.5 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively.
Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs were recorded, as necessary, as of September 30, 2017 and December 31, 2016. Deferred tax assets (net of valuation allowance) totaled $1.4 million at both September 30, 2017 and December 31, 2016 and are included in Other assets in the consolidated financial statements. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. Provision for income taxes included net deferred income tax expense of $0.1 million for the three months ended September 30, 2017 and net deferred income tax benefit of less than $0.1 million for the three months ended September 30, 2016. Net deferred income tax expense was less than $0.1 million for the nine months ended September 30, 2017 and net deferred income tax benefit was $0.1 million for the nine months ended September 30, 2016.

Note 12. Subsequent Event

On October 19, 2017, we entered into a $25.0 million secured credit facility to fund our working capital needs, with our Operating Partnership as borrower and WPC as lender, which we refer to as the Working Capital Facility, and all previous authorizations regarding loans from WPC were terminated. The loan bears interest at LIBOR plus 1.0% and matures on the earlier of December 31, 2018 and the expiration or termination of the advisory agreement. We serve as guarantor of the Working Capital Facility and have pledged our unencumbered equity interest in certain properties as collateral, as further described in the related pledge and security agreement that is filed as an exhibit to this Report. As of the date of this Report, no amounts are outstanding under the Working Capital Facility.

CWI 2 9/30/2017 10-Q – 27

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

Business Overview

As described in more detail in Item 1 of the 2016 Annual Report, we are a publicly-owned, non-listed REIT that invests in, and through our Advisor, manages and seeks to enhance the value of, our interests in lodging and lodging-related properties. At September 30, 2017, we held ownership interests in 12 hotels, with a total of 4,431 rooms.

On July 31, 2017, we closed our initial public offering. Through that date, we raised a total of $851.3 million, exclusive of DRIP. We have invested the proceeds from our initial public offering in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We have invested in hotels and then initiated significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Public Offering

On July 31, 2017, we closed our initial public offering. From the inception of the offering through July 31, 2017, we raised offering proceeds of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock. In addition, from inception through September 30, 2017, $10.0 million and $17.7 million of distributions were reinvested in our Class A and Class T common stock, respectively, through our DRIP. We have fully invested the proceeds from our offering.

Acquisitions

During the nine months ended September 30, 2017, we acquired (i) a 100% ownership interest in the Charlotte Marriott City Center, a Consolidated Hotel, which includes real estate and other hotel assets, net of assumed liabilities, with a fair value of $168.9 million on June 1, 2017 (Note 4) and (ii) a 60% tenancy-in-common interest in the Bacara Resort & Spa Venture, which upon acquisition was rebranded as the Ritz-Carlton Bacara, Santa Barbara, an Unconsolidated Hotel, for $380.0 million on September 28, 2017 (Note 5).

Financings

During the nine months ended September 30, 2017, we obtained mortgage financing totaling $246.0 million and refinanced one non-recourse mortgage loan of $42.0 million with a new non-recourse mortgage loan of $55.9 million (Note 8).

Hurricane-Related Disruption

At September 30, 2017, we held ownership interests in two hotels in Florida that were impacted by Hurricane Irma when it made landfall in September 2017; the Marriott Sawgrass Golf Resort & Spa, which is a Consolidated Hotel (Note 4), and the Ritz-Carlton Key Biscayne, which is an Unconsolidated Hotel (Note 5). Both hotels sustained some damage and were forced to close for a period of time, but as of September 30, 2017, had both reopened. During the third quarter of 2017, we recognized a $3.8 million hurricane loss for the Marriott Sawgrass Golf Resort & Spa, representing our best estimate of uninsured losses from Hurricane Irma as of September 30, 2017. We will continue to monitor the effects of the hurricane on our hotels. There can be no assurance that we will not recognize additional hurricane-related losses in the future, some of which may be material.

CWI 2 9/30/2017 10-Q – 28

Financial and Operating Highlights

(Dollars in thousands, except average daily rate, or ADR, and revenue per available room, or RevPAR)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Hotel revenues	$85,407	$54,363	$254,272	$122,176
Hurricane loss	3,845	—	3,845
Acquisition-related expenses	—	11,399	4,979	18,936
Net loss attributable to CWI 2 stockholders	(1,485)	(7,416)	(169)	(10,666)

Cash distributions paid	10,202	5,566	25,839	11,320

Net cash provided by operating activities			40,809	17,884
Net cash used in investing activities			(279,724)	(631,900)
Net cash provided by financing activities			242,479	627,427

Supplemental Financial Measures: (a)
FFO attributable to CWI 2 stockholders	9,342	(1,358)	29,397	2,597
MFFO attributable to CWI 2 stockholders	11,504	9,645	36,346	21,078

Consolidated Hotel Operating Statistics
Occupancy	79.5%	81.0%	79.8%	79.4%
ADR	$231.99	$204.31	$234.49	$203.58
RevPAR	184.38	165.57	187.16	161.63
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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At September 30, 2017, we owned ten Consolidated Hotels, one of which was acquired during the nine months ended September 30, 2017. At September 30, 2016, we owned eight Consolidated Hotels, five of which were acquired during the nine months ended September 30, 2016.

CWI 2 9/30/2017 10-Q – 29

Portfolio Overview

Summarized Acquisition Data

The following table sets forth acquisition data and therefore excludes subsequent improvements and capitalized costs for our ten Consolidated Hotels and two Unconsolidated Hotels. Amounts for our initial investment for our Consolidated Hotels represent the fair value of net assets acquired less the fair value of noncontrolling interests, exclusive of acquisition expenses and the fair value of any debt assumed, at the time of acquisition. Amounts for our initial investment for our Unconsolidated Hotels represent purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition (dollars in thousands).

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at September 30, 2017 (a)
Consolidated Hotels
2015 Acquisitions
Marriott Sawgrass Golf Resort & Spa (b)	FL	514	50%	$24,764	4/1/2015	Resort	Completed
Courtyard Nashville Downtown	TN	192	100%	58,498	5/1/2015	Select-Service	Completed
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	168,809	11/4/2015	Full-Service	Completed
2016 Acquisitions
Seattle Marriott Bellevue	WA	384	95.4%	175,921	1/22/2016	Full-Service	None planned
Le Méridien Arlington	VA	154	100%	54,891	6/28/2016	Full-Service	Completed
San Jose Marriott	CA	510	100%	153,814	7/13/2016	Full-Service	Planned future
San Diego Marriott La Jolla	CA	372	100%	136,782	7/21/2016	Full-Service	Planned future
Renaissance Atlanta Midtown Hotel	GA	304	100%	78,782	8/30/2016	Full-Service	Planned future
Ritz-Carlton San Francisco	CA	336	100%	272,207	12/30/2016	Full-Service	None planned
2017 Acquisition
Charlotte Marriott City Center	NC	446	100%	168,884	6/1/2017	Full-Service	None planned
		3,615		$1,293,352
Unconsolidated Hotels
Ritz-Carlton Key Biscayne (a) (c)	FL	458	19.3%	$37,559	5/29/2015	Resort	Completed
Ritz-Carlton Bacara, Santa Barbara (d)	CA	358	60%	99,386	9/28/2017	Resort	Planned future
		816		$136,945
_________

(a)	Status excludes any renovation work to be undertaken as a result of Hurricane Irma.

(b)	The remaining 50% interest in this venture is owned by CWI 1.

(c)
A 47.4% interest in this venture is owned by CWI 1. The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 156 condo-hotel units that participate in the resort rental program.

(d)	This investment represents a tenancy-in-common interest; the remaining 40% interest is owned by CWI 1.

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

In addition, we use other information that may not be financial in nature, including statistical information, to evaluate the operating performance of our business, such as occupancy rate, ADR and RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, changes in regional and local labor markets, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

CWI 2 9/30/2017 10-Q – 30

As illustrated by the acquisition dates listed in the table above in “Portfolio Overview,” our results are not comparable year over year because of our investment activity. Additionally, the comparability of our results year over year has been significantly impacted by acquisition-related costs and fees, which are material one-time costs that are expensed as incurred, as well as the timing of renovation activity. We have invested in hotels that have undergone significant renovations. Generally, during the renovation period a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

The following table presents our comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Hotel Revenues	$85,407	$54,363	$31,044	$254,272	$122,176	$132,096

Hotel Expenses	72,157	41,759	30,398	207,392	92,569	114,823

Other Operating Expenses
Asset management fees to affiliate and other expenses	2,305	1,452	853	6,426	3,300	3,126
Acquisition-related expenses	—	11,399	(11,399)	4,979	18,936	(13,957)
Corporate general and administrative expenses	1,483	1,257	226	4,778	3,616	1,162
Hurricane loss	3,845	—	3,845	3,845	—	3,845
Total Other Operating Expenses	7,633	14,108	(6,475)	20,028	25,852	(5,824)

Operating Income (Loss)	5,617	(1,504)	7,121	26,852	3,755	23,097

Other Income and (Expenses)
Interest expense	(9,522)	(5,255)	(4,267)	(25,826)	(11,468)	(14,358)
Equity in (losses) earnings of equity method investment in real estate	(36)	709	(745)	1,461	2,324	(863)
Loss on extinguishment of debt (Note 8)	(256)	—	(256)	(256)	—	(256)
Other income	58	6	52	135	28	107
Total Other Income and (Expenses)	(9,756)	(4,540)	(5,216)	(24,486)	(9,116)	(15,370)

(Loss) Income from Operations Before Income Taxes	(4,139)	(6,044)	1,905	2,366	(5,361)	7,727
Provision for income taxes	(1,122)	(1,403)	281	(3,518)	(2,149)	(1,369)
Net Loss	(5,261)	(7,447)	2,186	(1,152)	(7,510)	6,358
Loss (income) attributable to noncontrolling interests	3,776	31	3,745	983	(3,156)	4,139
Net Loss Attributable to CWI 2 Stockholders	$(1,485)	$(7,416)	$5,931	$(169)	$(10,666)	$10,497
Supplemental financial measure:(a)
MFFO Attributable to CWI 2 Stockholders	$11,504	$9,645	$1,859	$36,346	$21,078	$15,268
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

CWI 2 9/30/2017 10-Q – 31

Our Same Store Hotels are comprised of our 2015 Acquisitions and our Recently Acquired Hotels are comprised of our 2016 Acquisitions and 2017 Acquisition.

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and nine months ended September 30, 2017 and 2016. In the year of acquisition, this information represents data from each hotel’s acquisition date through period end.

	Three Months Ended September 30,		Nine Months Ended September 30,
Same Store Hotels	2017	2016	2017	2016
Occupancy Rate	78.0%	74.5%	77.4%	76.6%
ADR	$189.74	$190.29	$197.53	$197.54
RevPAR	147.99	141.69	152.81	151.33

	Three Months Ended September 30,		Nine Months Ended September 30,
Recently Acquired Hotels	2017	2016	2017	2016
Occupancy Rate	80.1%	86.3%	81.0%	83.9%
ADR	$250.19	$214.02	$251.82	$212.41
RevPAR	200.49	184.74	204.02	178.14

Hotel Revenues

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, hotel revenues increased by $31.0 million and $132.1 million, respectively, primarily due to increases in revenue from our Recently Acquired Hotels of $30.6 million and $130.5 million, respectively.

Hotel Expenses

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, aggregate hotel operating expenses increased by $30.4 million and $114.8 million, respectively, primarily due to increases in expenses from our Recently Acquired Hotels of $28.5 million and $110.5 million, respectively.

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our Advisor (Note 3). Our Advisor elected to receive its asset management fees in shares of our Class A common stock for each of the three and nine month periods ended September 30, 2017 and 2016.

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, asset management fees to affiliate and other increased by $0.9 million and $3.1 million, respectively, reflecting the impact of our 2016 Acquisitions and 2017 Acquisition, as well as an increase in the estimated fair market value of our hotel portfolio, both of which increased the asset base from which our Advisor earns a fee.

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, acquisition-related expenses decreased by $11.4 million and $14.0 million, respectively, reflecting a decrease in investment volume. We acquired one Consolidated Hotel during the nine months ended September 30, 2017 as compared to five Consolidated Hotels during the nine months ended September 30, 2016.

CWI 2 9/30/2017 10-Q – 32

Corporate General and Administrative Expenses

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, corporate general and administrative expenses increased by $0.2 million and $1.2 million, respectively, primarily as a result of an increase in personnel and overhead reimbursement costs of $0.3 million and $0.9 million, respectively. The increase in personnel and overhead reimbursement costs was primarily driven by an increase in our pro rata hotel revenue relative to CWI 1’s pro rata hotel revenue, which directly impacts the allocation of our Advisor’s expenses to us (Note 3). The increase in personnel and overhead reimbursement costs for the three months ended September 30, 2017 was partially offset by a decrease of $0.1 million in professional fees. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

Hurricane Loss

During the third quarter of 2017, we recognized a $3.8 million hurricane loss representing our best estimate of uninsured losses from Hurricane Irma. Our insurance policies provide coverage for property damage, business interruption and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Irma. Insurance proceeds are subject to deductibles.

We and CWI 1 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 3% to 5% of the insured value. We currently estimate our aggregate casualty insurance claim to be in the range of $15.0 to $25.0 million, which includes estimated clean up, repair and rebuilding costs, as well as lost revenue during this period and for up to 12 months after the hotels are back to full operations. We are continuing to assess the damage sustained, so this estimate is subject to change and could be further impacted by increased costs, including those associated with resource constraints in Florida relating to building materials, supplies and labor. We believe that we maintain adequate insurance coverage on all of our hotels and are working closely with the insurance carriers and claims adjusters to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues for the three and nine months ended September 30, 2017 as a result of Hurricane Irma. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carrier. We will record revenue for covered business interruption in the period when we determine that it is probable that we will be compensated under those policies.

If the estimated damage increases or there is additional remediation work performed at the hotel, our hurricane loss could increase. We currently estimate the maximum additional hurricane loss we could incur for the Marriott Sawgrass Golf Resort & Spa to be $0.4 million.

Based upon our preliminary assessments, we expect that the impact of the damage sustained by Hurricane Irma will not have a material adverse effect on us as a whole.

Interest Expense

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, interest expense increased by $4.3 million and $14.4 million, respectively, primarily as a result of mortgage financing obtained in connection with our 2016 Acquisitions and 2017 Acquisition.

Equity in (Losses) Earnings of Equity Method Investments in Real Estate

Equity in (losses) earnings of equity method investments in real estate represents (losses) earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the nine months ended September 30, 2017 or 2016.

CWI 2 9/30/2017 10-Q – 33

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unconsolidated Hotels	2017	2016	2017	2016
Ritz-Carlton Key Biscayne Venture	$763	$709	$2,260	$2,324
Ritz-Carlton Bacara, Santa Barbara Venture (a)	(799)	—	(799)	—
Total equity in (losses) earnings of equity method investments in real estate	$(36)	$709	$1,461	$2,324
___________

(a)
We acquired our 60.0% tenancy-in-common interest in this venture on September 28, 2017. The results for the three and nine months ended September 30, 2017 above represent data from its acquisition date through September 30, 2017 and included pre-opening expenses.

Loss on Extinguishment of Debt

During the third quarter of 2017, we recognized a loss on extinguishment of debt of $0.3 million related to the refinancing of our non-recourse mortgage loan on the Courtyard Nashville Downtown.

Loss (Income) Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2017	2016	2017	2016
Seattle Marriott Bellevue (a)	$2,415	$420	$2,962	$321
Marriott Sawgrass Golf Resort & Spa Venture (b)	3,255	711	1,549	(1,512)
Operating Partnership — Available Cash Distribution (Note 3)	(1,894)	(1,100)	(3,528)	(1,965)
	$3,776	$31	$983	$(3,156)
___________

(a)	We acquired our 95.4% interest in this venture on January 22, 2016. The results for the nine months ended September 30, 2016 above represent data from its acquisition date through September 30, 2016.

(b)	The losses attributable to noncontrolling interests during both the three and nine months ended September 30, 2017 were largely attributable to the impact of Hurricane Irma.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, MFFO increased by $1.9 million and $15.3 million, respectively, primarily reflecting operating results from our 2016 Acquisitions and 2017 Acquisition.

CWI 2 9/30/2017 10-Q – 34

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We expect to meet our long-term liquidity requirements, including funding any additional hotel property acquisitions, through cash flows from our hotel portfolio and long-term borrowings. We may also use proceeds from financings and asset sales for any hotel acquisition.

Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations, as well as proceeds available under our Working Capital Facility (Note 12). In addition, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Period

We have fully invested the proceeds from our initial public offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, proceeds available under our Working Capital Facility (Note 12), the proceeds of mortgage loans, sale of assets, distributions reinvested in our common stock through our DRIP and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

For the nine months ended September 30, 2017 as compared to the same period in 2016, net cash provided by operating activities increased by $22.9 million, primarily resulting from net cash flow from hotel operations generated by our 2016 Acquisitions and 2017 Acquisition, which more than offset operating costs.

Investing Activities

During the nine months ended September 30, 2017, net cash used in investing activities was $279.7 million, primarily as a result of cash outflows for our 2017 Acquisition totaling $168.9 million (Note 4) and for the purchase of our equity interest in the Ritz‑Carlton Bacara, Santa Barbara totaling $99.4 million (Note 5). We funded $14.6 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $57.3 million and $58.9 million, respectively, for renovations and improvements, property taxes and insurance.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $242.5 million, primarily as a result of (i) proceeds received from mortgage financings totaling $301.9 million, comprised of $143.0 million obtained during the current year period in connection with our 2016 acquisition of the Ritz-Carlton San Francisco, $103.0 million obtained in connection with our 2017 Acquisition and $55.9 million obtained in the refinancing of the mortgage loan on the Courtyard Nashville Downtown (Note 8) and (ii) $233.4 million in funds raised through the issuance of shares of our common stock in our initial public offering, net of issuance costs, including distributions that were reinvested in shares of our common stock by stockholders through our DRIP.

The inflows were partially offset by (i) the repayment of our note payable to WPC of $210.0 million (Note 3), (ii) scheduled payments and prepayments of mortgage financing totaling $42.0 million, (iii) cash distributions paid to stockholders of $25.8 million, (iv) distributions to noncontrolling interests totaling $6.8 million, (v) redemptions of our common stock pursuant to our redemption plan totaling $4.0 million and (vi) our purchase of the incentive membership interest in the Courtyard Nashville Downtown for $3.5 million (Note 10).

CWI 2 9/30/2017 10-Q – 35

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the nine months ended September 30, 2017, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $25.8 million, which were comprised of cash distributions of $9.6 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $16.2 million. From Inception through September 30, 2017, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $54.7 million, which were comprised of cash distributions of $20.3 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $34.4 million.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 95% and 60% of total distributions declared for the nine months ended September 30, 2017 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our initial public offering. Our distribution coverage using Cash flow from operations was approximately 86% and 84% of total distributions declared for the nine months ended September 30, 2017 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our initial public offering. As we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from the proceeds of financings, borrowings, the sales of assets or other sources of cash.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2017, we redeemed 156,397 shares and 231,682 shares of our Class A and Class T common stock, respectively, pursuant to our redemption plan, comprised of 51 redemption requests each for our Class A and Class T common stock and at an average price per share of $10.20 and $10.24, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the nine months ended September 30, 2017. We funded all share redemptions during the nine months ended September 30, 2017 with proceeds from the sale of shares of our common stock pursuant to our DRIP.

CWI 2 9/30/2017 10-Q – 36

Summary of Financing

The table below summarizes our non-recourse and limited-recourse debt, net (dollars in thousands):

	September 30, 2017	December 31, 2016
Carrying Value
Fixed rate (a)	$484,510	$184,549
Variable rate (a):
Amount subject to interest rate cap, if applicable	247,069	288,199
Amount subject to interest rate swap	99,386	99,187
	346,455	387,386
	$830,965	$571,935
Percent of Total Debt
Fixed rate	58%	32%
Variable rate	42%	68%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.0%
Variable rate (b)	4.5%	4.0%
_________

(a)	Aggregate debt balance includes deferred financing costs totaling $4.4 million and $3.6 million as of September 30, 2017 and December 31, 2016, respectively.

(b)	The impact of our derivative instruments are reflected in the weighted-average interest rates.

At December 31, 2016, amounts due to WPC were $210.0 million (Note 3), representing a loan that was used to fund, in part, the 2016 acquisition of the Ritz-Carlton San Francisco. We fully repaid the $210.0 million loan during the first quarter of 2017.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At September 30, 2017, the minimum debt service coverage ratio on both the senior mortgage loan and mezzanine loan for the Renaissance Atlanta Midtown Hotel was not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow.

Cash Resources

At September 30, 2017, our cash resources consisted of cash totaling $66.8 million, of which $11.9 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, all of which remained available to be drawn as of the date of this Report. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include paying distributions to our stockholders, reimbursing our Advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 9), funding hurricane-related repair and remediation costs in excess of insurance proceeds received, funding lease commitments and making scheduled mortgage loan principal payments, as well as other normal recurring operating expenses.

We expect to use cash generated from operations, the Working Capital Facility and mortgage financing to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments.

CWI 2 9/30/2017 10-Q – 37

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At September 30, 2017 and December 31, 2016, $14.1 million and $14.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at September 30, 2017, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$835,400	$—	$354,355	$307,989	$173,056
Interest on borrowings (b)	137,731	36,972	60,635	36,212	3,912
Annual distribution and shareholder servicing fee (c)	17,400	5,905	10,999	496	—
Contractual capital commitments (d)	12,817	12,817	—	—	—
Lease commitments (e)	1,970	591	1,182	197	—
Asset retirement obligation, net (f)	95	—	—	—	95
Due to our Advisor (g)	51	51	—	—	—
	$1,005,464	$56,336	$427,171	$344,894	$177,063
___________

(a)	Excludes deferred financing costs totaling $4.4 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.

(c)	Represents the estimated liability for the present value of the future distribution and shareholder servicing fees in connection with our Class T common stock (Note 3).

(d)
Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels, which does not reflect any renovation work to be undertaken as a result of Hurricane Irma (Note 9).

(e)	Lease commitments consist of our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities.

(f)	Represents the estimated future obligation for the removal of asbestos and environmental waste in connection with two of our hotels upon the retirement of the asset.

(g)	Represents amounts advanced by our Advisor for organization and offering costs subject to limitations under the advisory agreement (Note 3).

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

CWI 2 9/30/2017 10-Q – 38

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

CWI 2 9/30/2017 10-Q – 39

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

CWI 2 9/30/2017 10-Q – 40

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to CWI 2 stockholders	$(1,485)	$(7,416)	$(169)	$(10,666)
Adjustments:
Depreciation and amortization of real property	11,665	6,841	32,187	14,821
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(838)	(783)	(2,621)	(1,558)
Total adjustments	10,827	6,058	29,566	13,263
FFO attributable to CWI 2 stockholders (as defined by NAREIT)	9,342	(1,358)	29,397	2,597
Acquisition expenses (a)	—	11,399	4,979	18,936
Hurricane loss (b)	3,845	—	3,845	—
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(1,922)	(374)	(1,922)	(374)
Loss on extinguishment of debt	256	—	256	—
Other rent adjustments	(17)	(22)	(209)	(81)
Total adjustments	2,162	11,003	6,949	18,481
MFFO attributable to CWI 2 stockholders	$11,504	$9,645	$36,346	$21,078
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

(b)	We excluded the hurricane loss because of the non-recurring nature of the charge.

CWI 2 9/30/2017 10-Q – 41

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations. At September 30, 2017, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested. For the nine months ended September 30, 2017, we generated more than 10% of our revenue from the following hotels: Ritz-Carlton San Francisco (21.9%), Marriott Sawgrass Golf Resort & Spa (15.7%) and Marriott San Jose (14.4%); we generated more than 10% of our revenue from hotels in each of the following states: California (45.9%) and Florida (15.7%); and we generated more than 10% of our revenue from hotels in the Marriott brand (90.6%). These results reflect the impact of the merger of Marriott and Starwood during the third quarter of 2016.

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

At September 30, 2017, we estimated that the total fair value of our interest rate swap and caps, which are included in Other assets in the consolidated financial statements, was in an asset position of $1.0 million (Note 7).

At September 30, 2017, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. The annual interest rate on our fixed debt at September 30, 2017 ranged from 3.9% to 4.6%. The contractual annual interest rates on our variable-rate debt at September 30, 2017 ranged from 3.9% to 11.2%. The weighted-average interest rate of our fixed rate and variable rate debt was 4.3% and 4.5%, respectively, at September 30, 2017. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at September 30, 2017 and excludes deferred financing costs (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$2,630	$4,321	$4,498	$475,451	$486,900	$482,652
Variable-rate debt	$—	$—	$215,765	$132,735	$—	$—	$348,500	$351,077

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at September 30, 2017 by an aggregate increase of $23.6 million or an aggregate decrease of $28.1 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at September 30, 2017 would increase or decrease by $2.5 million for each respective 1.0% change in annual interest rates.

CWI 2 9/30/2017 10-Q – 42

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 2 9/30/2017 10-Q – 43

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2017, we issued 203,039 shares and 288,400 shares of Class A common stock to our Advisor as consideration for asset management fees and acquisition fees, respectively. These shares were issued at our most recently published NAV of $10.74 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Use of Offering Proceeds

Our Registration Statement (File No. 333-196681) for our initial public offering was initially declared effective by the SEC on February 9, 2015 with respect to our Class A shares. On April 1, 2015, we filed an amended registration statement to include Class T shares in our initial public offering, which was declared effective by the SEC on April 13, 2015. We closed our public offering on July 31, 2017. As of September 30, 2017, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class T	Total
Shares registered (a)	41,072,925	80,673,759	121,746,684
Aggregate price of offering amount registered (a)	$490,000	$910,000	$1,400,000
Shares sold (b)	26,657,229	55,284,524	81,941,753
Aggregated offering price of amount sold	$280,354	$570,965	$851,319
Direct or indirect payments to our Advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(19,703)	(22,602)	(42,305)
Direct or indirect payments to broker-dealers	(8,318)	(15,702)	(24,020)
Net offering proceeds to the issuer after deducting expenses	$252,333	$532,661	784,994
Purchases of real estate related assets, net of financing and distributions to/contributions from noncontrolling interests			(547,851)
Proceeds from note payable to affiliate			332,447
Repayment of note payable to affiliate			(332,447)
Purchase of equity interest			(136,945)
Acquisition costs expensed			(44,943)
Net funds placed in escrow			(34,023)
Cash distributions paid to stockholders			(8,553)
Working capital			(12,679)
Temporary investments in cash and cash equivalents			$—
___________

(a)
These amounts are based on the actual shares sold in our initial public offering, which were composed of 35% Class A common stock and 65% Class T common stock and the assumption that the shares were being sold at our final offering prices of $11.93 and $11.28 per share, respectively.

(b)	Excludes Class A shares issued to affiliates, including our Advisor, and Class A and Class T shares issued pursuant to our DRIP.

CWI 2 9/30/2017 10-Q – 44

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2017:

	Class A		Class T
2017 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July	170	$10.20	196	$10.25	N/A	N/A
August	—	—	—	—	N/A	N/A
September	38,133	10.21	139,361	10.22	N/A	N/A
Total	38,303		139,557
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

CWI 2 9/30/2017 10-Q – 45

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

10.1	Loan Agreement, between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Borrower, dated as of October 19, 2017	Filed herewith

10.2	Payment Guaranty, between W.P. Carey Inc. as Lender, and Carey Watermark Investors 2 Inc. as Guarantor, dated as of October 19, 2017	Filed herewith

10.3	Pledge and Security Agreement between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Pledgor, dated October 19, 2017	Filed herewith

10.4	Promissory Note, between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Borrower, dated as of October 19, 2017	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 2 9/30/2017 10-Q – 46

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	November 13, 2017
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2017
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 2 9/30/2017 10-Q – 47

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

10.1	Loan Agreement, between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Borrower, dated as of October 19, 2017	Filed herewith

10.2	Payment Guaranty, between W.P. Carey Inc. as Lender, and Carey Watermark Investors 2 Inc. as Guarantor, dated as of October 19, 2017	Filed herewith

10.3	Pledge and Security Agreement between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Pledgor, dated October 19, 2017	Filed herewith

10.4	Promissory Note, between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Borrower, dated as of October 19, 2017	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors 2 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 2 9/30/2017 10-Q – 48