Form 10-K
period 2017-12-31
Carey Watermark Investors 2 Inc
filed 2018-03-27
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 27,313,262 and 56,486,158 of Class A and Class T shares, respectively, of outstanding common stock at June 30, 2017.
As of March 9, 2018, there were 29,879,702 shares of Class A common stock and 58,483,227 shares of Class T common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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

CWI 2 2017 10-K – 2

PART I

Item 1. Business.

General Development of Business

Overview

Carey Watermark Investors 2 Incorporated, or CWI 2, together with its consolidated subsidiaries, is a publicly owned, non-listed real estate investment trust, or REIT, that invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through CWI 2 OP, LP, a Delaware limited partnership, or the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings 2, LLC, or Carey Watermark Holdings 2, which is owned indirectly by W. P. Carey Inc., or WPC, holds a special general partner interest of 0.015% in the Operating Partnership. In order to qualify as a REIT, we cannot operate hotels directly; therefore, we lease our hotels to our wholly-owned taxable REIT subsidiaries, which we refer to as TRSs, and collectively as the TRS lessees. At December 31, 2017, we held ownership interests in 12 hotels, with a total of 4,431 rooms.

We are managed by Carey Lodging Advisors, LLC, or our Advisor, an indirect subsidiary of WPC, pursuant to the advisory agreement, dated February 9, 2015, as amended, among us, the Operating Partnership and our Advisor, which we refer to herein as the Advisory Agreement. Under the Advisory Agreement, our Advisor is responsible for managing our overall hotel portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. On February 9, 2015, CWA 2, LLC, or the Subadvisor, entered into a subadvisory agreement with our Advisor, which we refer to herein as the Subadvisory Agreement. The Subadvisor provides services to our Advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Mr. Michael G. Medzigian, our Chief Executive Officer, subject to the approval of our independent directors.

WPC is a publicly traded REIT listed on the New York Stock Exchange under the symbol “WPC.” In addition to operating as an internally-managed diversified REIT, WPC also manages the portfolios of certain non-traded investment programs. As of June 30, 2017, WPC exited non-traded retail fundraising activities and no longer sponsors new investment programs, although it currently expects to continue managing its existing programs, which includes us and Carey Watermark Investors Incorporated, or CWI 1, through the end of their respective life cycles.

Watermark Capital Partners, LLC is a private investment firm formed in May 2002 that focuses on assets that benefit from specialized marketing strategies and demographic shifts, including hotels and resorts, resort residential products, recreational projects (e.g. golf and club ownership programs), and new-urbanism and mixed-use projects. The principal of Watermark Capital Partners, Mr. Medzigian, has managed lodging properties valued in excess of $7.0 billion during his over 36 years of experience in the lodging and real estate industries, including as the chief executive officer of Lazard Freres Real Estate Investors, a real estate private equity management organization, and as a senior partner of Olympus Real Estate Corporation, the real estate fund management affiliate of Hicks, Muse, Tate and Furst Incorporated.

We raised offering proceeds in our initial public offering of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock, for an aggregate of $851.3 million. The offering commenced in May 2014 and closed in July 2017. In addition, from inception through December 31, 2017, $12.2 million and $22.2 million of distributions were reinvested in our Class A and Class T common stock, respectively, through our distribution reinvestment plant, or DRIP, for an aggregate of $34.4 million. We have fully invested the proceeds from our offering.

In April 2017, we announced that our Advisor had determined our estimated net asset values per share, or NAVs, as of December 31, 2016 to be $10.74 for both our Class A and Class T shares of common stock. We currently intend to announce our NAVs as of December 31, 2017, as determined by our Advisor, in the second quarter of 2018.

We have no employees. At December 31, 2017, WPC had 207 full-time employees who were available to perform services for us under the Advisory Agreement (Note 3) and Watermark Capital Partners employed 15 individuals who were available to perform services for us through the Subadvisory Agreement.

CWI 2 2017 10-K – 3

Financial Information About Segments

We operate in one reportable segment – Hospitality. See Our Portfolio below.

Narrative Description of Business

Business Objectives and Strategy

We are a non-traded REIT that strives to create value in the lodging industry. Our primary investment objectives are to provide stockholders with current income in the form of quarterly distributions and to increase the value of our portfolio in order to generate long-term capital appreciation.

Our core strategy for achieving these objectives is to build and enhance the value of a portfolio of interests in lodging and lodging related investments. We employ value-added strategies, such as re-branding, renovating, expanding or changing hotel operators, when we believe such strategies will increase the operating results and values of the hotels we acquire. We regularly review the hotels in our portfolio to ensure that they continue to meet our investment criteria. If we were to conclude that a hotel’s value has been maximized, or that it no longer fits within our financial or strategic criteria, we may seek to sell the hotel and use the net proceeds for investments in our existing or new hotels, or to reduce our overall leverage. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel operators in all aspects of our hotels' operations, including advising and making recommendations regarding property positioning and repositioning, revenue and expense management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. We believe that we can add significant value to our portfolio through our intensive asset management strategies. Our executive and asset management teams have significant experience in hotels, as well as in creating and implementing innovative asset management initiatives.

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

As a REIT, we are allowed to own lodging properties, but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases with certain of our subsidiaries organized as TRSs. The TRS lessees in turn contract with independent property operators that manage the day-to-day operations of our properties.

The lodging properties we have acquired include full-service branded hotels located in urban settings, resort properties and select-service hotels. Full-service hotels generally provide a full complement of guest amenities, including food and beverage services, meeting and conference facilities, concierge and room service and valet parking, among others. Select-service hotels typically have limited food and beverage outlets and do not offer comprehensive business or banquet facilities. Resort properties may include smaller boutique hotels and large-scale integrated resorts. All of our investments to date have been in the United States. However, we may consider, and are not prohibited under our organizational documents from making, investments outside the United States.

Our Advisor evaluates potential acquisitions on a case-by-case basis. We are not required to meet any diversification standards and have no specific policies or restrictions regarding the geographic areas where we make investments or on the percentage of our capital that we may invest in a particular asset. However, without the prior approval of a majority of our independent directors, we may not invest more than 25% of our equity capital in non-lodging-related investments. We may also invest in permitted temporary investments, which include bank accounts and certificates of deposit, short-term U.S. government securities and other short-term liquid investments.

Our Portfolio

At December 31, 2017, our portfolio was comprised of our full or partial ownership in 12 hotels with 4,431 guest rooms, all located in the U.S. market. See Item 2. Properties.

CWI 2 2017 10-K – 4

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

Financing Strategies

At December 31, 2017, our hotel portfolio, including both the hotels that we consolidate in our financial statements, or our Consolidated Hotels (as further discussed in Note 4), and the hotels that we record as equity investments in our financial statements, or our Unconsolidated Hotels (as further discussed in Note 5), was 59% leveraged. Our organizational documents permit us to incur leverage of up to 75% of the total costs of our investments, or 300% of our net assets, whichever is less, or a higher amount with the approval of a majority of our independent directors.

Over time, we expect to meet our long-term liquidity requirements, including funding any additional hotel property acquisitions, through long-term secured and unsecured borrowings.

Transactions With Affiliates

We may borrow funds or purchase properties from, or enter into joint ventures with, our Advisor, the Subadvisor, or their respective affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. A majority of our directors (including the independent directors) must approve any significant investment in which we invest jointly with an entity sponsored and/or managed by our Advisor, the Subadvisor or their respective affiliates.

Competition

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

Environmental Matters

Our hotel properties are subject to various federal, state and local environmental laws and regulations. In connection with our current or prior ownership or operation of hotels, we may potentially be liable for various environmental costs or liabilities (including investigation, clean-up and disposal of hazardous materials released at, on, under, in or from the property). Environmental laws and regulations typically impose responsibility without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability is often joint and several. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating new acquisitions or if required to do so by a lender. Such environmental surveys are limited in scope, however, and we remain exposed to contaminates (e.g., such as asbestos and mold) and hazardous or regulated substances used during the routine operations of our hotels (e.g., swimming pool or dry cleaning chemicals). Our hotel properties incur costs to comply with environmental and health and safety laws and regulations and could be subject to fines and penalties for non-compliance.

CWI 2 2017 10-K – 5

We have not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our properties. And although we are not currently aware of any material environmental or health and safety claims pending or threatened against us, a claim may be asserted against us in the future that could have a material adverse effect on us.

Our properties must comply with Title III of the Americans with Disabilities Act, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. We believe that our properties are substantially in compliance with the ADA, however, the obligation to make readily achievable accommodations is an ongoing one and we will continue to assess our properties and make alterations as appropriate.

Financial Information About Geographic Areas

See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview in Item 7 for financial information pertaining to our geographic operations.

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

CWI 2 2017 10-K – 6

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

The prices of shares being offered through our DRIP are determined by our board of directors based upon our NAVs from time to time and may not be indicative of the price at which the shares would trade if they were listed on an exchange or actively traded by brokers.

The prices of the shares being offered through our DRIP are determined by our board of directors in the exercise of its business judgment based upon our NAVs from time to time. The valuation methodologies underlying our NAVs involve subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAVs if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved or (iii) the value of our portfolio at the time you were able to dispose of your shares.

Our distributions have exceeded, and may in the future exceed, our funds from operations, or FFO.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and, to a lesser extent, other sources; and there can be no assurance that our FFO will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 88% and 61% of total distributions for the year ended December 31, 2017 and on a cumulative basis through that date, respectively. Our distribution coverage using cash flow from operations was approximately 90% and 87% of total distributions for the year ended December 31, 2017 and on a cumulative basis through that date, respectively. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales, borrowings or our DRIP to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid.

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) issue shares of common stock to our independent directors or to our Advisor and its affiliates for payment of fees in lieu of cash,(iii) issue shares of common stock under our 2015 Equity Incentive Plan, or (iv) issue additional common stock or other securities that are convertible into our common stock, then existing stockholders and investors that purchased their shares in our initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share, which may be less than the per share proceeds received by us in our offering, and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of our directors (including a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and hotel property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

CWI 2 2017 10-K – 7

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration risks.

Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration risks with potentially adverse effects on our ability to achieve our investment objectives.

Our success is dependent on the performance of our Advisor and the Subadvisor.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in the acquisition of investments, the determination of any financing arrangements and the management of our assets. The Advisory Agreement has a term of one year and may be renewed for successive one-year periods. In addition, our Advisor currently advises CWI 1, which also focuses on lodging investments. Our Advisor has retained the services of the Subadvisor because the Subadvisor is experienced in investing in and managing hotel properties and other lodging-related assets, including for CWI 1. If either our Advisor or the Subadvisor fails to perform according to our expectations, we could be materially adversely affected.

The past performance of WPC or Watermark Capital Partners, or partnerships and programs sponsored or managed by WPC, may not be indicative of our Advisor’s performance with respect to us. Prior to CWI 1, our Advisor had not previously sponsored a program focused on lodging investments. We cannot guarantee that our Advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so in the past.

We are dependent upon our Advisor and our Advisor’s access to the lodging experience of the Subadvisor.

We are subject to the risk that our Advisor will terminate the Advisory Agreement or that the Advisor or the Subadvisor will terminate the Subadvisory Agreement and that no suitable replacement(s) will be found to manage us. We have no employees or separate facilities and are substantially reliant on our Advisor, which has significant discretion as to the implementation and execution of our business strategies. Our Advisor in turn is relying in part on the lodging experience of the Subadvisor. We can offer no assurance that our Advisor will remain our external manager, that the Subadvisor will continue to be retained, or that we will continue to have access to our Advisor’s, WPC’s and/or Watermark Capital Partners’ professionals, or their information or deal flow. If our Advisor terminates the Advisory Agreement or if our Advisor or the Subadvisor terminates the Subadvisory Agreement, we will not have such access and will be required to expend time and money to seek replacements, all of which may impact our ability to execute our business plan and meet our investment objectives.

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

The termination or resignation of Carey Lodging Advisors, LLC as our Advisor, including by non-renewal of the Advisory Agreement and replacement with an entity that is not an affiliate of our Advisor, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of Carey Watermark Holdings 2’s interests in our Operating Partnership at the fair market value of those interests on the date of termination, as determined by an independent appraiser. This repurchase could be prohibitively expensive and require the Operating Partnership to sell assets in order to complete the repurchase. If our Operating Partnership does not exercise its repurchase right, we might be unable to find another entity that would be willing to act as our Advisor while Carey Watermark Holdings 2 owns a significant interest in the Operating Partnership. Even if we do find another entity to act as our Advisor, we may be subject to higher fees than the fees charged by Carey Lodging Advisors, LLC. These considerations could deter us from terminating the Advisory Agreement.

CWI 2 2017 10-K – 8

The repurchase of Carey Watermark Holdings 2’s special general partner interest in our Operating Partnership upon the termination of our Advisor in connection with a merger or other extraordinary corporate transaction may discourage certain business combination transactions.

In the event of a merger or other extraordinary corporate transaction in which the Advisory Agreement is terminated and an affiliate of WPC does not replace Carey Lodging Advisors, LLC as our Advisor, the Operating Partnership must either repurchase all or a portion of Carey Watermark Holdings 2’s special general partner interest in our Operating Partnership or obtain Carey Watermark Holdings 2’s consent to the merger. This obligation may deter a transaction in which we are not the surviving entity. This deterrence may limit the opportunity for stockholders to receive a premium for their shares that might otherwise exist if a third party attempted to acquire us through a merger or other extraordinary corporate transaction.

Payment of fees to our Advisor and distributions to our special general partner will reduce cash available for investment and distribution.

Our Advisor will perform services for us in connection with the selection and acquisition of our investments, the management of our properties and the administration of our other investments. Unless our Advisor elects to receive shares of our common stock in lieu of cash compensation, we will pay our Advisor substantial cash fees for these services. In addition, Carey Watermark Holdings 2, as the special general partner of our Operating Partnership, is entitled to certain distributions from our Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

The Subadvisor would likely assert a lack of fiduciary duty as a defense to claims.

The Subadvisor and its affiliated principals believe that they are not in a fiduciary relationship to our stockholders and may assert this position as a defense in any legal proceeding or claim asserting a breach of fiduciary duties by the Subadvisor.

We have limited independence from our Advisor, the Subadvisor and their respective affiliates, who may be subject to conflicts of interest.

Substantially all of our management functions are performed by officers of our Advisor pursuant to the Advisory Agreement and by the Subadvisor pursuant to the Subadvisory Agreement. Additionally, some of the directors of WPC and Watermark Capital Partners, or entities managed by them, are also members of our board of directors. This limited independence, combined with our Advisor’s and Carey Watermark Holdings 2’ interests in us, may result in potential conflicts of interest because of the substantial control that our Advisor has over us and because some of its economic incentives may differ from those of our stockholders. Circumstances under which a conflict could arise between us, our Advisor, the Subadvisor and their affiliates include:

•
our Advisor and the Subadvisor are compensated for certain transactions on our behalf (e.g., for acquisitions of investments, sales and financing), which may cause our Advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•
agreements between us and our Advisor, and between our Advisor and the Subadvisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties;

•
acquisitions of single assets or portfolios of assets from affiliates (including WPC or the other investment programs that it manages), subject to our investment policies and procedures, in the form of a direct purchase of assets, a merger or another type of transaction;

•
competition with WPC, the other entities managed by it and the Subadvisor for investment acquisitions, which are resolved by our Advisor (although our Advisor is required to use its best efforts to present a continuing and suitable investment program to us, allocation decisions present conflicts of interest, which may not be resolved in the manner most favorable to our interests);

•
decisions regarding asset sales, which could impact the timing and amount of fees payable to our Advisor and the Subadvisor as well as allocations and distributions payable to Carey Watermark Holdings 2 pursuant to its special general partner interests (e.g., our Advisor receives asset management fees and may decide not to sell an asset; however, our Advisor receives disposition fees and Carey Watermark Holdings 2 will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its Operating Partnership profits interest, and the Subadvisor will share in apportion of those fees and distributions);

•	business combination transactions, including mergers with WPC or the other investment programs that it manages;

•	decisions regarding liquidity events, which may entitle our Advisor, the Subadvisor and their affiliates to receive additional fees and distributions relation to the liquidations;

CWI 2 2017 10-K – 9

•
disposition fees based on the sale price of assets, as well as interests in disposition proceeds based on net cash proceeds from the sale, exchange or other disposition of assets may cause a conflict between our Advisor’s desire to sell an asset and our plans to hold or sell the asset;

•	the termination and negotiation of the Advisory Agreement and other agreements with our Advisor, the Subadvisor and their affiliates; and

•
as of December 31, 2017, our Advisor and its affiliates own approximately 1.8% of our outstanding common stock, which gives our Advisor influence over our affairs even if we were to terminate the Advisory Agreement (there can be no assurance that such affiliates will act in accordance with our interests when exercising the voting power of their shares).

There are conflicts of interest with certain of our directors and officers who have duties to WPC and/or to Watermark Capital Partners and entities sponsored or managed by either of them.

Most of the officers and certain of the directors of our Advisor or the Subadvisor are also our officers and directors, including Mr. Medzigian and Mr. Jason E. Fox, the chairman of our board of directors who is also the chief executive officer of WPC. Our Advisor has entered into a contract with us to provide us with asset management, property acquisition and disposition services and the Subadvisor supports our Advisor in the provision of these services. Our officers may benefit from the fees and distributions paid to our Advisor, the Subadvisor and Carey Watermark Holdings 2.

In addition, Mr. Medzigian, our chief executive officer and one of our directors, is and will be a principal in other real estate investment transactions or programs that may compete with us. Currently, Mr. Medzigian is the chairman and managing partner of Watermark Capital Partners, a private investment and management firm that specializes in real estate private equity transactions involving hotels and resorts, resort residential products, recreational projects (including golf and club ownership programs), and new-urbanism and mixed-use projects. Watermark Capital Partners, through its affiliates, currently owns interests in and/or manages three lodging properties within the United States, including one which is part of a joint venture with WPC and two in which Watermark Capital Partners serves as asset manager pursuant to an asset management agreement with an affiliate of WPC. WPC and some of its managed programs own five investments in 21 lodging properties located within the United States, including one which is part of a joint venture with Watermark Capital Partners. WPC, some of its managed programs and Watermark Capital Partners have an economic interest in other transactions, including in such pre-existing lodging investments, and Mr. Medzigian, by virtue of his position in Watermark Capital Partners, may be subject to conflicts of interests.

As a result of the interests described in this section, our Advisor, the Subadvisor and the directors and officers who are common to us and the other investment programs that WPC manages, WPC and Watermark Capital Partners will experience conflicts of interest.

Our NAV is computed by our Advisor relying in part on information that our Advisor provides to a third party.

Our NAV is computed by our Advisor relying in part upon an annual third-party appraisal of the fair market value of our real estate and third-party estimates of the fair market value of our debt. Any valuation includes the use of estimates and our valuation may be influenced by the information provided to the third party by our Advisor. Because NAV is an estimated value and can change as interest rate and real estate markets fluctuate, there is no assurance that a stockholder will realize such NAV in connection with any liquidity event.

We may face competition from WPC and entities managed by our Advisor, the Subadvisor and their respective affiliates in the purchase, sale and ownership of properties.

WPC, Watermark Capital Partners and the other investment programs that WPC manages may compete with us with respect to properties, potential purchasers, sellers of properties and mortgage financing for properties. If some of the entities formed and managed by our Advisor or the Subadvisor, or their respective affiliates, in the future focus specifically on lodging investments, they may receive preference in the allocation of those types of investments.

CWI 2 2017 10-K – 10

If we internalize our management functions, stockholders’ interests could be diluted and we could incur significant self-management costs.

In the future, our board of directors may consider internalizing the functions currently performed for us by our Advisor by, among other methods, acquiring our Advisor or the Subadvisor. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. There is also no assurance that the key employees of the Advisor or the Subadvisor who perform services for us would elect to work directly for us, instead of remaining with our Advisor (or another affiliate of WPC) or the Subadvisor. An acquisition of our Advisor or the Subadvisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and FFO per share. Additionally, we may not realize the perceived benefits, be able to properly integrate a new staff of managers and employees, or be able to effectively replicate the services provided previously by our Advisor or the Subadvisor. Internalization transactions, including the acquisition of our Advisor or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have material adverse effect on our results of operations, financial condition and ability to pay distributions.

We could be adversely affected if our Advisor internalizes with another investment program or otherwise discontinues its investment management business.

Our Advisor and its affiliates act as the external advisor to other investment programs. If any of those entities were to acquire our Advisor in an internalization transaction, we could be adversely affected because such a transaction could result in the loss of our Advisor’s services to us or our Advisor could be incentivized to make decisions regarding investment allocation, asset management, liquidity transactions and other matters that are more favorable to its new owner than to us. In addition, our Advisor is a subsidiary of WPC, which is a publicly traded and exchange-listed REIT in its own right. As of June 30, 2017, WPC exited non-traded retail fundraising activities and no longer sponsors new investment programs, although it has stated that it currently expects to continue serving as our Advisor through the end of our life cycle. There can be no assurance that WPC will not discontinue its investment management business entirely, in which case, we would have to find a new advisor, who may not be familiar with our company, may not provide the same level of services as our Advisor, and may charge fees that are higher than the fees we pay to our Advisor, all of which may materially adversely affect our performance and delay or otherwise negatively impact our ability to effect a liquidity event.

We could have property losses that are not covered by insurance.

Our property insurance policies provide that all of the claims from each of our hotels resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. If the total value of the loss exceeds the aggregate limits available, each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy . We may incur losses in excess of insured limits, and as a result, may be even less likely to receive sufficient coverage for risks that affect multiple properties, such as earthquakes or catastrophic terrorist acts. In addition, catastrophic losses, such as those from successive or massive hurricanes, could make the cost of insuring against such types of losses prohibitively expensive or difficult to obtain. Risks such as war, catastrophic terrorist acts, nuclear, biological, chemical or radiological attacks, and some environmental hazards may be deemed to fall completely outside the general coverage limits of our policies, may be uninsurable or may be too expensive to justify insuring against.

We may also encounter disputes concerning whether an insurance provider will pay a particular claim that we believe is covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In such event, we may nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

We obtain terrorism insurance to the extent required by lenders or franchisors as a part of our all-risk property insurance program, as well as our general liability policy. However, our all-risk policies have limitations, such as per occurrence limits and sub-limits, which may have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act for ‘‘certified’’ acts of terrorism — namely those that are committed on behalf of non-U.S. persons or interests. Furthermore, we do not have full replacement coverage at all of our hotels for acts of terrorism committed on behalf of U.S. persons or interests

CWI 2 2017 10-K – 11

(‘‘non-certified’’ events) as our coverage for such incidents is subject to sub-limits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. While the Terrorism Risk Insurance Act will reimburse insurers for losses resulting from nuclear, biological and chemical perils, it does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. Additionally, there is a possibility that Congress will not renew the Terrorism Risk Insurance Act, which would eliminate the federal subsidy for terrorism losses. As a result of the above, there remains uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

Our operations could be restricted if we become subject to the Investment Company Act.

A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act of 1940, or the Investment Company Act, if:

•	it is, or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; or

•
it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which is referred to as the “40% test.”

We believe that we and our subsidiaries are engaged primarily in the business of acquiring and owning interests in real estate. We do not hold ourselves out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that we are an investment company as defined under the Investment Company Act. If we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, (i) limitations on our capital structure (including our ability to use leverage), (ii) restrictions on specified investments, (iii) prohibitions on proposed transactions with “affiliated persons” (as defined in the Investment Company Act), and (iv) compliance with reporting, record keeping, voting, proxy disclosure, and other rules and regulations that would significantly increase our operating expenses.

Securities issued by majority-owned subsidiaries, such as our Operating Partnership, are excepted from the term “investment securities” for purposes of the 40% test described in the second bullet point above because they are not themselves investment companies and do not rely on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, hence our Operating Partnership generally expects to satisfy the 40% test. However, depending on the nature of its investments, our Operating Partnership may rely upon the exclusion from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the Operating Partnership's assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans and B notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We treat the following as real estate-related assets: commercial mortgage-backed securities, debt and equity securities of companies primarily engaged in real estate businesses, and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. In August 2011, the SEC issued a concept release soliciting public comment on a wide range of issues relating to Section (3)(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the SEC or its staff regarding this exclusion, will not change in a manner that adversely affects our operations. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the Operating Partnership holding assets we might wish to sell or selling assets we might wish to hold.

Because the Operating Partnership is not an investment company and does not rely on the exclusion from investment company registration provided by Section 3(c)(1) or 3(c)(7), and the Operating Partnership is our majority-owned subsidiary, our interests in the Operating Partnership do not constitute investment securities for purposes of the 40% test. Our interest in the Operating Partnership is our only material asset; therefore, we believe that we satisfy the 40% test.

CWI 2 2017 10-K – 12

To maintain compliance with an Investment Company Act exemption or exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and that would be important to our investment strategy. If we were required to register as an investment company, we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the Advisory Agreement because the compensation that it contemplates would not comply with the Investment Company Act. If we fail to comply with the Investment Company Act, criminal and civil actions could be brought against us, our contracts could be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Compliance with the Americans with Disabilities Act of 1990 and the related regulations, rules and orders may adversely affect our financial condition.

Under the Americans with Disabilities Act of 1990, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons. We make every reasonable effort to ensure that our hotels substantially comply with the requirements of the Americans with Disabilities Act of 1990 and other applicable laws. However, we could be liable for both governmental fines and payments to private parties if it were determined that our hotels are not in compliance with these laws. If we were required to make unanticipated major modifications to our hotels to comply with the requirements of the Americans with Disabilities Act of 1990 and similar laws, it could materially adversely affect our ability to make distributions to our stockholders and to satisfy our other obligations.

We incur debt to finance our operations, which may subject us to an increased risk of loss.

We incur debt to finance our operations. The leverage we employ varies depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Debt service payments may reduce the net income available for distributions to our stockholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Our charter and bylaws do not restrict the form of indebtedness we may incur.

Our participation in joint ventures creates additional risk.

From time to time, we have and may continue to participate in joint ventures to purchase assets together with unaffiliated third parties, Watermark Capital Partners, WPC, or the other entities sponsored or managed by our Advisor or its affiliates, such as the other investment programs that WPC manages. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, the joint venture or our investment partner. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture investment in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Further, the fiduciary obligation that our Advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We are subject, in part, to the risks of real estate ownership.

Our performance and asset value is, in part, subject to risks incident to the ownership and operation of real estate, including:

•	adverse changes in general or local economic conditions;

•	changes in local conditions, such as an oversupply of hotel rooms or a reduction in demand for hotel rooms;

•	changes in traffic patterns, mass transit options and neighborhood characteristics;

•	increases in the cost of property insurance;

•	uninsured property liability, property damage or casualty losses;

CWI 2 2017 10-K – 13

•	changes in operating expenses, interest rates or the availability of financing;

•	changes in laws and governmental regulations, including those governing real estate usage, zoning, environmental issues and taxes;

•	unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws;

•	exposure to environmental losses; and

•	force majeure and other factors beyond the control of our management.

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

Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. The real estate market is affected by many factors that are beyond our control, including general economic conditions, availability of financing, interest rates and other factors, such as supply and demand.

We may be required to spend funds to correct defects or to make improvements before a property can be sold and such funds may not be readily available. When acquiring lodging properties, we may agree to lock-out provisions that restrict us from selling a property for a period of time or that impose other material restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors, and any others that would impede our ability to respond to adverse changes in the lodging industry or the performance of our properties, could have a material adverse effect on our results of operations and financial condition, as well as our ability to pay distributions to stockholders.

Our inability to sell properties may result in us owning lodging facilities that no longer fit within our business strategy. Holding these properties or selling them at a loss may affect our earnings and, in turn, could adversely affect our value. Some of the other factors that could restrict our ability to sell properties include, but are not limited to:

•	inability to agree on a favorable price or on favorable terms;

•	restrictions imposed by third parties, such as an inability to transfer franchise or management agreements;

•	lender restrictions;

•	environmental issues; and

•	property condition.

Potential liability for environmental matters could adversely affect our financial condition.

Owners of real estate are subject to numerous federal, state and local environmental laws and regulations. Under these laws and regulations, a current or former owner of real estate may be liable for costs of remediating hazardous substances found on its property, whether or not they were responsible for its presence. Although we subject our properties to an environmental assessment prior to acquisition, we may not be made aware of all the environmental liabilities associated with a property prior to its purchase, or we or a subsequent owner may discover hidden environmental hazards after acquisition. The costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell the property or to borrow using the property as collateral.

Various federal, state and local environmental laws impose responsibilities on an owner or operator of real estate and subject those persons to potential joint and several liabilities. Typical provisions of those laws include:

•
responsibility and liability for the costs of investigation and removal (including at appropriate disposal facilities) or remediation of hazardous or toxic substances in, on or migrating from our real property, generally without regard to our knowledge of, or responsibility for, the presence of the contaminants;

CWI 2 2017 10-K – 14

•
liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on or migrating from our property; and

•	responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.

Environmental laws may also impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures.

We and our independent hotel operators rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our independent hotel operators rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from third-party vendors and we rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information (e.g., individually identifiable information, including information relating to financial accounts). Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent improper system functions, damage or the improper access or disclosure of personally identifiable information. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyberattacks can range from individual attempts to gain unauthorized access to our or our independent property operators’ information technology systems to more sophisticated security threats. While we and our independent property operators employ a number of measures to prevent, detect and mitigate these threats including password protection, backup servers and annual penetration testing, there is no guarantee such efforts will be successful in preventing a cyberattack. Cybersecurity incidents could compromise the confidential information of financial transactions and records, personal identifying information, reservations, billing and operating data and disrupt and affect the efficiency of our business operations.

The occurrence of cyber incidents to our Advisor, or a deficiency in our Advisor’s cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information, or an unintentional accident or error. As our Advisor’s reliance on technology has increased, so have the risks posed to our Advisor’s systems, both internal and those our Advisor has outsourced. Our Advisor may also store or come into contact with sensitive information and data. If, in handling this information, our Advisor or their respective partners fail to comply with applicable privacy or data security laws, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our business relationships in the hotel industry and private data exposure. We and our Advisor maintain insurance intended to cover some of these risks, but it may not be sufficient to cover the losses from any future breaches of our Advisor systems. Our Advisor has implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our and our Advisor’s increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

CWI 2 2017 10-K – 15

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our hotel properties, and therefore our net operating profits. The global economic downturn in 2008 and 2009 led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates. Any similar downturn in the U.S. economy would likely adversely impact our revenues and have a negative effect on our profitability.

We are subject to various operating risks common to the lodging industry, which may adversely affect our ability to make distributions to our stockholders.

Our hotel properties and lodging facilities are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties or lodging facilities in our markets;

•	over-building of hotels in our markets, which would adversely affect occupancy and revenues at the hotels we acquire;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of such changes;

•	adverse effects of international, national, regional and local economic and market conditions;

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns (including pandemics and epidemics), political instability, governmental restrictions on travel, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns (including natural disasters such as hurricanes, wildfires, tsunamis or earthquakes);

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as discussed in other risk factors.

These risks could reduce our net operating profits, which in turn could adversely affect our ability to make distributions to our stockholders.

Seasonality of certain lodging properties may cause quarterly fluctuations in results of operations of our properties.

Certain lodging properties are seasonal in nature. Generally, occupancy rates and revenues are greater in the second and third quarters than in the first and fourth quarters of each year. As a result of the seasonality of certain lodging properties, there may be quarterly fluctuations in the results of operations of our properties. Quarterly financial results may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may need to enter into short-term borrowings during certain periods in order to offset these fluctuations in revenues, to fund operations or to make distributions to our stockholders.

The cyclical nature of the lodging industry may cause fluctuations in our operating performance.

The lodging industry is highly cyclical in nature. Fluctuations in operating performance are caused largely by general economic and local market conditions, which affect business and leisure travel levels. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance, and over-building has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A decline in lodging demand, a substantial growth in lodging supply or a deterioration in the improvement of lodging fundamentals as forecast by industry analysts could result in returns that are substantially below expectations, or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

CWI 2 2017 10-K – 16

Future terrorist attacks or increased concern about terrorist activities or the threat or outbreak of a pandemic disease could adversely affect the travel and lodging industries and may affect the operations of our hotels.

As in the past, terrorist attacks or alerts in the United States and abroad, or the threat of, or actual outbreak of, pandemic disease could reduce both business and leisure travel, resulting in a decline in the lodging sector. Any kind of terrorist activity within the United States or elsewhere could negatively impact both domestic and international markets, as well as our business. Such attacks or threats of attacks could have a material adverse effect on our business, our ability to insure our properties and our operations. The threat of or actual outbreak of a pandemic disease could reduce business and leisure travel, which could have a material adverse effect on our business.

We may not have control over properties under construction or renovation.

We may acquire hotels under development, and we have acquired, and may continue to acquire, hotels that require extensive renovation. When we acquire a hotel for development or renovation, we are subject to the risk that we cannot control construction costs and the timing of construction or a developer’s ability to build in conformity with plans, specifications and timetables.

We are subject to the risk of increased lodging operating expenses.

We are subject to the risk of increased lodging operating expenses, including, but not limited to, the following cost elements: wage and benefit costs; repair and maintenance expenses; employee liabilities; energy costs; property taxes; insurance costs; and other operating expenses. Any increases in one or more of these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.

Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders depend on the ability of the independent property operators to operate and manage the hotels.

As a REIT, we are allowed to own lodging properties, but are prohibited from operating them. Therefore, in order for us to satisfy certain REIT qualification rules, we enter into leases with the TRS lessees for each of our lodging properties. The TRS lessees in turn contract with independent property operators that manage the day-to-day operations of our properties. Although we consult with the property operators with respect to strategic business plans, we may be limited, depending on the terms of the applicable operating agreement and REIT qualification rules, in our ability to direct the actions of the independent property operators, particularly with respect to daily operations. Thus, even if we believe that our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, ADR or operating profits, we may not have sufficient rights under a particular property operating agreement to force the property operator to change its method of operation. We can only seek redress if a property operator violates the terms of the applicable property operating agreement with the TRS lessee, and then only to the extent of the remedies provided in the property operating agreement. Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders are, therefore, substantially dependent on the ability of the property operators to successfully operate our hotels. Some of our operating agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of substantial termination fees. In the event that we are able to and do replace any of our property operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our stockholders.

There may be operational limitations associated with management and franchise agreements affecting our properties and these limitations may prevent us from using these properties to their best advantage for our stockholders.

The TRS lessees hold some of our properties and have entered into franchise or license agreements with nationally recognized lodging brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of our properties in order to maintain uniformity within the franchise system. The franchisors also periodically inspect our properties to ensure that we maintain their standards. We do not know whether these limitations will restrict the business plans we have tailored for each property and/or market.

The standards are subject to change over time, in some cases at the direction of the franchisor, and may restrict the ability of our TRS lessees’ ability, as franchisees, to make improvements or modifications to a property. Conversely, as a condition to the maintenance of a franchise license, a franchisor could also require us to make capital expenditures, even if we do not believe the improvements are necessary, desirable or likely to result in an acceptable return on our investment. Action or inaction by us or our TRS lessees could result in a breach of those standards or other terms and conditions of the franchise agreements and could result in the loss or termination of a franchise license.

CWI 2 2017 10-K – 17

In addition, when terminating or changing the franchise affiliation of a property, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the property covered by the franchise due to the associated loss of name recognition, marketing support and centralized reservation systems provided by the franchisor. The loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial condition and cash flows, including our ability to service debt and make distributions to our stockholders.

We are subject to the risks of brand concentration.

All of our hotels utilize brands owned by Marriott or Hilton. As a result, our success is dependent in part on the continued success of their brands. A negative public image or other adverse event that becomes associated with those brands could adversely affect hotels operated under those brands. If those brands suffer a significant decline in appeal to the traveling public, the revenues and profitability of our hotels operated under those brands could be adversely affected.

We face competition in the lodging industry, which may limit our profitability and returns to our stockholders.

The lodging industry is highly competitive. This competition could reduce occupancy levels and revenues at our properties, which would adversely affect our operations. We face competition from many sources, including from (i) other lodging facilities, both in the immediate vicinity and the geographic market where our lodging properties are located and (ii) nationally recognized lodging brands that we are not associated with. In addition, increases in operating costs due to inflation may not be offset by increased room rates.

We also face competition for investment opportunities. In addition to WPC, Watermark Capital Partners and their respective affiliates, including the other investment programs that WPC manages, we face competition from other REITs, national lodging chains and other entities that may have substantially greater financial resources than us. If our Advisor is unable to compete successfully in the acquisition and management of our lodging properties, our results of operation and financial condition may be adversely affected and may reduce the cash available for distribution to our stockholders.

Because our properties are operated by independent property operators, our revenues depend on the ability of such independent property operators to compete successfully with other hotels and resorts in their respective markets. Some of our competitors may have substantially greater marketing and financial resources than us. If independent property operators are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition and ability to service debt may be adversely affected and may reduce the cash available for distribution to our stockholders.

The lack of an active public trading market for our shares could make it difficult for stockholders to sell shares quickly or at all. We may amend, suspend or terminate our redemption plan without giving our stockholders advance notice.

There is no active public trading market for our shares and we do not expect one to develop. Moreover, we are not required to ever complete a liquidity event. Our stockholders should not rely on our redemption plan as a method to sell shares promptly because it includes numerous restrictions that limit stockholders’ ability to sell their shares to us and our board of directors may amend, suspend or terminate the plan without advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed 5% of the combined Class A and Class T Shares outstanding as of the last day of the immediately preceding fiscal quarter. Given these limitations, it may be difficult for stockholders to sell their shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the applicable NAV at that time. Investor suitability standards imposed by certain states may also make it more difficult for stockholders to sell their shares to someone in those states. Two CPA programs, Corporate Property Associates 14 Incorporated and Corporate Property Associates 15 Incorporated, suspended their redemption programs in 2009; both programs have since completed liquidity events.

CWI 2 2017 10-K – 18

The limit in our charter on the number of our shares a person may own may discourage a takeover, which might provide our stockholders with liquidity or other advantages.

To assist us in meeting the REIT qualification rules, among other things, our charter prohibits the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is more restrictive, of our outstanding shares of common stock, unless exempted (prospectively or retroactively) by our board of directors. This ownership limitation may discourage third parties from making a potentially attractive tender offer for our stockholders’ shares, thereby inhibiting a change of control in us.

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

We use and disclose to investors FFO and MFFO, which are metrics not derived in accordance with GAAP, or non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and asset impairment write-downs, depreciation and amortization, and is after adjustments for such items related to noncontrolling interests. MFFO and GAAP net income differ because MFFO represents FFO with further adjustments to exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, realized gains and losses from early extinguishment of debt, and the further adjustments of these items related to noncontrolling interests.

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

Our directors and officers have duties to us and our stockholders under Maryland law in connection with their management of us. At the same time, our Operating Partnership was formed in Delaware and we, as general partner, have duties under Delaware law to our Operating Partnership and the limited partners in connection with our management of our Operating Partnership. Our duties as general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to us and our stockholders.

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

In addition, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. Furthermore, our Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law

CWI 2 2017 10-K – 19

from, and against, any and all claims arising from operations of our Operating Partnership, unless it is established that: (i) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (ii) the indemnified party actually received an improper personal benefit in money, property or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

Maryland law could restrict a change in control, which could have the effect of inhibiting a change in control of us even if a change in control were in our stockholders’ interest.

Provisions of Maryland law applicable to us prohibit business combinations with:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock, referred to as an interested stockholder;

•
an affiliate or associate who, at any time within the two-year period prior to the date in question, was the beneficial owner of, directly or indirectly, 10% or more of the voting power of our then outstanding stock, also referred to as an interested stockholder; or

•	an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting shares and two-thirds of the votes entitled to be cast by holders of our outstanding voting stock (other than voting stock held by the interested stockholder or by an affiliate or associate of the interested stockholder). These requirements could have the effect of inhibiting a change in control of us even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. In addition, a person is not an interested stockholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. However, the issuance of preferred stock must also be approved by a majority of independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. In addition, the board of directors, with the approval of a majority of the entire board and without any action by the stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our board of directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.

While we believe that we are properly organized as a REIT in accordance with applicable law, we cannot guarantee that the Internal Revenue Service will find that we have qualified as a REIT.

We believe that we are organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code beginning with our 2008 taxable year and that our current and anticipated investments and plan of operation will enable us to meet and continue to meet the requirements for qualification and taxation as a REIT. Investors should be aware, however, that the Internal Revenue Service or any court could take a position different from our own. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will qualify as a REIT for any particular year.

Furthermore, our qualification and taxation as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Our ability to satisfy the quarterly asset tests under applicable Internal Revenue Code provisions and Treasury Regulations will depend in part upon our board of directors’

CWI 2 2017 10-K – 20

good faith analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. While we believe that we will satisfy these tests, we cannot guarantee that this will be the case on a continuing basis.

If we fail to remain qualified as a REIT, we would be subject to federal income tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income.

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code, we will:

•	not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	be subject to federal and state income tax, including any applicable alternative minimum tax for taxable years ending prior to January 1, 2018, on our taxable income at regular corporate rates; and

•	be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for distributions to our stockholders, which in turn could have an adverse impact on the value of our common stock. This adverse impact could last for five or more years because, unless we are entitled to relief under certain statutory provisions, we will be taxed as a corporation beginning the year in which the failure occurs and for the following four years.

If we fail to qualify for taxation as a REIT, we may need to borrow funds or liquidate some investments to pay the additional tax liability. Were this to occur, funds available for investment would be reduced. REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to continue to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will qualify in a given year or remain so qualified.

If we fail to make required distributions, we may be subject to federal corporate income tax.

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our board of directors. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all, or substantially all, of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes or the effect of nondeductible expenditures (e.g., capital expenditures, payments of compensation for which Section 162(m) of the Internal Revenue Code denies a deduction, the creation of reserves, or required debt service or amortization payments). To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We will also be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code. In addition, in order to continue to qualify as a REIT, any C-corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C-corporation’s earnings and profits.

Because certain covenants in our debt instruments may limit our ability to make required REIT distributions, we could be subject to taxation.

Our existing debt instruments include, and our future debt instruments may include, covenants that limit our ability to make required REIT distributions. If the limits set forth in these covenants prevent us from satisfying our REIT distribution requirements, we could fail to qualify for federal income tax purposes as a REIT. If the limits set forth in these covenants do not jeopardize our qualification for taxation as a REIT, but prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

CWI 2 2017 10-K – 21

Because we will be required to satisfy numerous requirements imposed upon REITs, we may be required to borrow funds, sell assets, or raise equity on terms that are not favorable to us.

In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, sell assets, or raise equity, even if the then-prevailing market conditions are not favorable for such transactions. If our cash flows are not sufficient to cover our REIT distribution requirements, it could adversely impact our ability to raise short- and long-term debt, sell assets, or offer equity securities in order to fund the distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth, and expansion initiatives, which would increase our total leverage.

In addition, if we fail to comply with certain asset ownership tests at the end of any calendar quarter, we must generally correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.

Because the REIT rules require us to satisfy certain rules on an ongoing basis, our flexibility or ability to pursue otherwise attractive opportunities may be limited.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our common stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, thereby limiting our opportunities and the flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require target companies to comply with certain REIT requirements prior to closing on acquisitions.

To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may be invested in future acquisitions, capital expenditures, or debt repayment; and it is possible that we might be required to borrow funds, sell assets, or raise equity to fund these distributions, even if the then-prevailing market conditions are not favorable for such transactions.

Because the REIT provisions of the Internal Revenue Code limit our ability to hedge effectively, the cost of our hedging may increase, and we may incur tax liabilities.

The REIT provisions of the Internal Revenue Code limit our ability to hedge assets and liabilities that are not incurred to acquire or carry real estate. Generally, income from hedging transactions that have been properly identified for tax purposes (which we enter into to manage interest rate risk with respect to borrowings to acquire or carry real estate assets) do not constitute “gross income” for purposes of the REIT gross income tests (such a hedging transaction is referred to as a “qualifying hedge”). In addition, for taxable years beginning after December 31, 2015, if we enter into a qualifying hedge, but dispose of the underlying property (or a portion thereof) or the underlying debt (or a portion thereof) is extinguished, we can enter into a hedge of the original qualifying hedge, and income from the subsequent hedge will also not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs could be subject to tax on income or gains resulting from such hedges or expose us to greater interest rate risks than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

CWI 2 2017 10-K – 22

Because the REIT rules limit our ability to receive distributions from TRSs, our ability to fund distribution payments using cash generated through our TRSs may be limited.

Our ability to receive distributions from our TRSs is limited by the rules we must comply with in order to maintain our REIT status. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate-related sources, which principally includes gross income from the leasing of our properties. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other non-qualifying income types. Thus, our ability to receive distributions from our TRSs is limited and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs become highly profitable, we might be limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.

We use TRSs, which may cause us to fail to qualify as a REIT.

To qualify as a REIT for federal income tax purposes, we hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. The net income of our TRSs is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 20% of the fair market value of our assets, we would lose tax efficiency and could potentially fail to qualify as a REIT (25% for tax years beginning after July 30, 2008 and before December 31, 2017).

Our ownership of TRSs will be subject to limitations that could prevent us from growing our portfolio and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.

Overall, no more than 20% of the value of a REIT’s gross assets (25% for tax yeas beginning after July 30, 2008 and before December 31, 2017), may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our portfolio. The Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

Our board of directors, in its sole discretion, determines our dividend rate on a quarterly basis; therefore, our cash distributions are not guaranteed and may fluctuate.

Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity, applicable provisions of the Maryland General Corporation Law, and other factors (including debt covenant restrictions that may impose limitations on cash payments and future acquisitions and divestitures). Consequently, our distribution levels are not guaranteed and may fluctuate.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from C corporations, which could adversely affect the value of our common stock.

The maximum U.S. federal income tax rate for certain qualified dividends payable by C corporations to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced qualified dividend rate. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the

CWI 2 2017 10-K – 23

stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state and local taxes on our income and assets, including alternative minimum taxes (for taxable years ending prior to January 1, 2018), (ii) taxes on any undistributed income and state or local income, and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 21%) on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

Because dividends received by foreign stockholders are generally taxable, we may be required to withhold a portion of our distributions to such persons.

Ordinary dividends received by foreign stockholders that are not effectively connected with the conduct of a U.S. trade or business are generally subject to U.S. withholding tax at a rate of 30%, unless reduced by an applicable income tax treaty. Additional rules with respect to certain capital gain distributions will apply to foreign stockholders that own more than 10% of our common stock.

The ability of our board of directors to revoke our REIT qualification, without stockholder approval, may cause adverse consequences for our stockholders.

Our charter provides that the board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and we will be subject to federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on the total return to our stockholders.

Federal and state income tax laws governing REITs and related interpretations may change at any time, and any such legislative or other actions affecting REITs could have a negative effect on us and our stockholders.

Federal and state income tax laws governing REITs or the administrative interpretations of those laws may be amended at any time. Federal, state, and foreign tax laws are under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of the Treasury, and at various state and foreign tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us or our stockholders. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations, and administrative interpretations applicable to us or our stockholders may be changed. Accordingly, we cannot assure you that any such change will not significantly affect our ability to qualify for taxation as a REIT and/or the attendant tax consequences to us or our stockholders.

CWI 2 2017 10-K – 24

Recent changes to U.S. tax laws could have a negative impact on our business.

On December 22, 2017, the President signed a tax reform bill into law, referred to herein as the “Tax Cuts and Jobs Act,” which among other things:

•	reduces the corporate income tax rate from 35% to 21% (including with respect to our TRSs);

•
reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	allows for an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
changes the recovery periods for certain real property and building improvements (e.g. to 15 years for qualified improvement property under the modified accelerated cost recovery system, to 30 years (previously 40 years) for residential real property, and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
restricts the deductibility of interest expense by businesses (generally, to 30% of the business’s adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business, but businesses conducted by our TRSs may not qualify, and we have not yet determined whether our subsidiaries can and/or will make such an election;

•	requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	eliminates the federal corporate alternative minimum tax;

•	reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually. As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required to maintain our REIT status, as well as our relative tax advantage as a REIT, could change.

The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with impacts on different categories of taxpayers and industries, which will require subsequent rulemaking and interpretation in a number of areas. In addition, many provisions in the Tax Cuts and Jobs Act, particularly those affecting individual taxpayers, expire at the end of 2025. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, us, and the real estate industry cannot be reliably predicted at this time. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located in the offices of our Advisor at 50 Rockefeller Plaza, New York, New York 10020.

Our Hotels

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at December 31, 2017:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	4/1/2015	Resort
Courtyard Nashville Downtown	TN	192	100%	5/1/2015	Select-Service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	11/4/2015	Full-Service
Seattle Marriott Bellevue	WA	384	95.4%	1/22/2016	Full-Service
Le Méridien Arlington	VA	154	100%	6/28/2016	Full-Service
San Jose Marriott	CA	510	100%	7/13/2016	Full-Service
San Diego Marriott La Jolla	CA	372	100%	7/21/2016	Full-Service
Renaissance Atlanta Midtown Hotel	GA	304	100%	8/30/2016	Full-Service
Ritz-Carlton San Francisco	CA	336	100%	12/30/2016	Full-Service
Charlotte Marriott City Center	NC	446	100%	6/1/2017	Full-Service
		3,615
Unconsolidated Hotels
Ritz-Carlton Key Biscayne (b)	FL	458	19.3%	5/29/2015	Resort
Ritz-Carlton Bacara, Santa Barbara (c)	CA	358	60%	9/28/2017	Resort
		816
_________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

(b)
A 47.4% interest in this venture is owned by CWI 1. The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 156 condo-hotel units that participate in the condo rental program.

(c)	This investment represents a tenancy-in-common interest; the remaining 40% interest is owned by CWI 1.

Our Hotel Management and Franchise Agreements

Hotel Management Agreements

All of our hotels are managed by independent hotel operators pursuant to management or operating agreements, with some also subject to separate license agreements addressing matters pertaining to operation under the designated brand. As of December 31, 2017, we had management or operating agreements with four different management companies related to our Consolidated Hotels. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates; securing and processing

CWI 2 2017 10-K – 25

reservations; procuring inventories, supplies and services; providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts; and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels; review the operation and maintenance of the hotels; prepare reports, budgets and projections; and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

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

The management agreements relating to five of our Consolidated Hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist and no separate franchise fee is required for these hotels. These management agreements provide a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. These hotels are managed by subsidiaries of Marriott.

Franchise Agreements

Five of our Consolidated Hotels operate under franchise agreements with national brands that are separate from our management agreements. As of December 31, 2017, we have four franchise agreements with Marriott owned brands and one with a Hilton owned brand.

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

Item 3. Legal Proceedings.

At December 31, 2017, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CWI 2 2017 10-K – 26

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 9, 2018, there were 20,758 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows (amount per share):

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Class A (a)	Class T (b)	Class A (a)	Class T (b)
First quarter	$0.1713	$0.1450	$0.1500	$0.1264
Second quarter	0.1744	0.1476	0.1644	0.1381
Third quarter	0.1749	0.1480	0.1713	0.1450
Fourth quarter	0.1749	0.1513	0.1713	0.1450
	$0.6955	$0.5919	$0.6570	$0.5545
___________

(a)
For the first, second, third and fourth quarters of 2017, $0.0332, $0.0338, $0.0339 and $0.0339 of the distribution was payable in shares of our Class A common stock, respectively. For the first, second, third and fourth quarters of 2016, $0.0250, $0.0263, $0.0332 and $0.0332 of the distribution was payable in shares of our Class A common stock, respectively. Distributions paid in common stock are not included in the determination of 90% of distributable REIT net taxable income.

(b)
For the first, second, third and fourth quarters of 2017, $0.0332, $0.0338, $0.0339 and $0.0339 of the distribution was payable in shares of our Class T common stock, respectively. For the first, second, third and fourth quarters of 2016, $0.0236, $0.0263, $0.0332 and $0.0332 of the distribution was payable in shares of our Class T common stock, respectively. Distributions paid in common stock are not included in the determination of 90% of distributable REIT net taxable income.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2017, we issued 224,346 shares of Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV per share of $10.74 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

CWI 2 2017 10-K – 27

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2017:

	Class A		Class T
2017 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October	95	$10.30	341	$10.26	N/A	N/A
November	—	—	—	—	N/A	N/A
December	188,193	10.26	88,347	10.25	N/A	N/A
Total	188,288		88,688
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

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2 2017 10-K – 28

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share amounts and statistical data):

				Inception
				(May 22, 2014)
	Years Ended December 31,			through
	2017	2016	2015	December 31, 2014
Operating Data (a)
Total hotel revenues	$340,810	$177,600	$49,085	$—
Acquisition-related expenses	6,511	26,835	13,133	—
Net loss	(4,494)	(17,450)	(12,063)	(108)
Income attributable to noncontrolling interests	(991)	(3,577)	(471)	—
Net loss attributable to CWI 2 stockholders	(5,485)	(21,027)	(12,534)	(108)

Basic and diluted loss per share (b):
Net loss attributable to CWI 2 stockholders — Class A Common Stock	(0.06)	(0.42)	(1.71)	(0.07)
Net loss attributable to CWI 2 stockholders — Class T Common Stock	(0.07)	(0.43)	(1.71)	—

Distributions declared per share — Class A Common Stock (c)	0.6955	0.6570	0.3775	—
Distributions declared per share — Class T Common Stock (d)	0.5919	0.5545	0.3181	—
Balance Sheet Data
Total assets	$1,641,848	$1,407,717	$478,979	$200
Net investments in real estate (e)	1,514,680	1,282,124	396,864	—
Non-recourse and limited-recourse debt, net	831,329	571,935	207,888	—
Due to related parties and affiliates (f) (g)	1,726	231,258	4,985	108
Other Information
Net cash provided by (used in) operating activities	$49,720	$24,559	$(3,553)	$—
Cash distributions paid	36,446	17,633	621	—
Supplemental Financial Measures
FFO attributable to CWI 2 stockholders	$36,919	$(321)	$(8,354)	N/A
MFFO attributable to CWI 2 stockholders	44,811	26,086	4,779	N/A
Consolidated Hotel Operating Statistics (h)
Occupancy	78.3%	76.8%	71.8%	N/A
ADR	$233.72	$200.39	$181.86	N/A
RevPAR	182.98	153.89	$130.48	N/A
___________

(a)	We acquired our first hotel in April 2015.

(b)
For purposes of determining the weighted-average number of shares of common stock outstanding and loss per share, historical amounts have been adjusted to treat stock distributions declared and effective through the filing date as if they were outstanding as of the beginning of the periods presented.

(c)
For the first, second, third and fourth quarters of 2017, $0.0332, $0.0338, $0.0339 and $0.0339 of the distribution was payable in shares of our Class A common stock, respectively. For the first, second, third and fourth quarters of 2016, $0.0250, $0.0263, $0.0332 and $0.0332 of the distribution was payable in shares of our Class A common stock, respectively. For the second, third and fourth quarters of 2015, $0.0129, $0.0250 and $0.0250 of the distribution was payable in shares of our Class A common stock, respectively.

CWI 2 2017 10-K – 29

(d)
For the first, second, third and fourth quarters of 2017, $0.0332, $0.0338, $0.0339 and $0.0339 was payable in shares of our Class T common stock, respectively. For the first, second, third and fourth quarters of 2016, $0.0236, $0.0263, $0.0332 and $0.0332 was payable in shares of our Class T common stock, respectively. For the second, third and fourth quarters of 2015, $0.0122, $0.0236 and $0.0236 was payable in shares of our Class T common stock, respectively.

(e)	Net investments in real estate consist of Net investments in hotels and Equity investments in real estate.

(f)
Through December 31, 2017, our Advisor incurred organization and offering costs on our behalf of approximately $9.1 million, all of which we were obligated to pay. Unpaid costs of $0.1 million were included in Due to related parties and affiliates in the consolidated financial statements at December 31, 2017.

(g)
At December 31, 2016, this amount included $210.0 million due to WPC for borrowings used to fund an acquisition with an interest rate of 30-day London Interbank Offered Rate, or LIBOR, plus 1.10% and a maturity date of December 29, 2017. During the first quarter of 2017, we fully repaid the $210.0 million loan. This amount also included an accrual of $11.9 million for the distribution and shareholder servicing fee, which as of December 31, 2016 was paid to Carey Financial but is now paid directly to selected dealers, and is therefore no longer included in Due to related parties and affiliates as of December 31, 2017 (Note 3).

(h)	Represents statistical data for our Consolidated Hotels during our ownership period.

CWI 2 2017 10-K – 30

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
We have fully invested our offering proceeds in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We have invested in hotels and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Public Offering

On July 31, 2017, we closed our initial public offering. From the inception of the offering through July 31, 2017, we raised offering proceeds of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock, for an aggregate of $851.3 million. In addition, from inception through December 31, 2017, $12.2 million and $22.2 million of distributions were reinvested in our Class A and Class T common stock, respectively, through our DRIP, for an aggregate of $34.4 million. We have fully invested the proceeds from our offering.

Management Changes

Mr. Mark J. DeCesaris retired from his positions as chairman and a director of our board in connection with his retirement as chief executive officer and a director of WPC, all effective as of December 31, 2017. On December 14, 2017, our board of directors elected Mr. Jason E. Fox, the incoming chief executive officer of WPC, to fill the vacancy on the board and assume the position of chairman, both effective as of January 1, 2018. Mr. Fox has served as president of WPC since 2015 and previously served in various capacities in WPC’s Investment Department, including as its Head of Global Investments, since joining WPC in 2002.

Acquisitions

On June 1, 2017, we acquired a 100% ownership interest in the Charlotte Marriott City Center, which includes real estate and other hotel assets, net of assumed liabilities, with a fair value of $168.9 million. This acquisition was accounted for as a business combination (Note 4).

On September 28, 2017, we formed a tenancy-in-common venture with CWI 1 to acquire the Bacara Resort & Spa for $380.0 million. We own a 60% interest in the venture and CWI 1 owns a 40% interest. Upon acquisition, the hotel was rebranded as the Ritz-Carlton Bacara, Santa Barbara (Note 5).

CWI 2 2017 10-K – 31

Financings

During the year ended December 31, 2017, we obtained mortgage financing totaling $246.0 million and refinanced one non-recourse mortgage loan of $42.0 million with a new non-recourse mortgage loan of $55.9 million (Note 8).

WPC Credit Facility

On October 19, 2017, we entered into a $25.0 million secured credit facility to fund our working capital needs, with our Operating Partnership as borrower and WPC as lender, which we refer to as the Working Capital Facility. All previous authorizations regarding loans from WPC were terminated. The loan bears interest at LIBOR plus 1.0% and matures on the earlier of December 31, 2018 and the expiration or termination of the Advisory Agreement. We serve as guarantor of the Working Capital Facility and have pledged our unencumbered equity interest in certain properties as collateral, as further described in the related pledge and security agreement. As of the date of this Report, no amounts are outstanding under the Working Capital Facility.

Hurricane-Related Disruption

At December 31, 2017, we held ownership interests in two hotels in Florida that were impacted by Hurricane Irma when it made landfall in September 2017; the Marriott Sawgrass Golf Resort & Spa, which is a Consolidated Hotel (Note 4), and the Ritz-Carlton Key Biscayne, which is an Unconsolidated Hotel (Note 5). Both hotels sustained some damage and were forced to close for a period of time, but as of December 31, 2017, had both reopened.

During the year ended December 31, 2017, we recognized a $2.7 million hurricane loss from the Marriott Sawgrass Golf Resort & Spa, which is presented below, representing in the aggregate, the property damage insurance deductible on two areas of the resort and our best estimate of uninsured losses for one area of the resort that has not yet reached its property damage insurance deductible. There can be no assurance that we will not recognize additional hurricane-related losses in the future, some of which may be material. We will continue to monitor the effects of the hurricane on our hotels.

(in thousands)	Year Ended
December 31, 2017
Write-off of Fixed assets	$4,938
Remediation work performed	1,476
Property damage insurance advances received	(8)
Property damage insurance receivables	(3,707)
$2,699

We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carrier. We have not recorded revenue for covered business interruption during the year ended December 31, 2017. We will record revenue for covered business interruption when both the recovery is probable and the claim is settled.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by President Trump. The new tax legislation, which is expected to have a favorable impact on our operating results, cash flows, and financial condition, contains several key tax provisions, including the reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Other key provisions that have implications to the real estate industry include the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, deductions for pass-through business income, and limitations on loss carryforwards.

As a result of the Tax Cuts and Jobs Act, for periods beginning on January 1, 2018:

•
Tax rates are permanently reduced on businesses conducted by taxable corporations. The Tax Cuts and Jobs Act is expected to have a favorable impact on the effective tax rate and net income as reported under GAAP for our TRSs.

•
New limitations on interest deductions are imposed with an exemption for electing real estate businesses. Generally, we expect our business to qualify as such a real property business, but businesses conducted by our TRSs may not qualify, and we have not yet determined whether our subsidiaries can and/or will make such an election.

CWI 2 2017 10-K – 32

•
Depreciation expensing rules provide taxpayers with 100% expensing deductions for qualifying new or used property acquired and placed in service between September 28, 2017 and December 31, 2022, with annual 20% step-downs generally from 2023-2026; however, this may have an impact on us due to the interest limitation exception election.

•
Our non-corporate shareholders may be entitled to deduct 20% of qualified REIT ordinary dividends without regard to wage limitations, asset-based limitations, qualified trade or business limitations, or qualified business income limitations.

•
Net operating loss, or NOL, carryforwards arising in tax years beginning after 2017 now may reduce only 80% of taxable income of any year, and NOL carryforwards can be carried forward indefinitely, but can no longer be carried back to prior years; however, the Tax Cuts and Jobs Act does not restrict the usage of our existing NOLs, which arose through 2017.

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Years Ended December 31,
	2017	2016	2015
Total hotel revenues	$340,810	$177,600	$49,085
Hurricane loss, net of insurance proceeds	2,699	—	—
Acquisition-related expenses	6,511	26,835	13,133
Net loss attributable to CWI 2 stockholders	(5,485)	(21,027)	(12,534)

Cash distributions paid	36,446	17,633	621

Net cash provided by (used in) operating activities	49,720	24,559	(3,553)
Net cash used in investing activities	(277,093)	(918,676)	(342,451)
Net cash provided by financing activities	232,655	906,281	396,885

Supplemental Financial Measures: (a)
FFO attributable to CWI 2 stockholders	36,919	(321)	(8,354)
MFFO attributable to CWI 2 stockholders	44,811	26,086	4,779

Consolidated Hotel Operating Statistics
Occupancy	78.3%	76.8%	71.8%
ADR	$233.72	$200.39	$181.86
RevPAR	182.98	153.89	130.48
___________

(a)
We consider the performance metrics listed above, including FFO and MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results year over year is influenced by both the number and size of the hotels consolidated in each of the respective years. At December 31, 2017, we owned ten Consolidated Hotels, one of which was acquired during the year ended December 31, 2017. At December 31, 2016, we owned nine Consolidated Hotels, six of which were acquired during the year ended December 31, 2016. At December 31, 2015, we owned three Consolidated Hotels, all of which were acquired during the year ended December 31, 2015.

CWI 2 2017 10-K – 33

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

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at December 31, 2017 (a)
Consolidated Hotels
2015 Acquisitions
Marriott Sawgrass Golf Resort & Spa (b)	FL	514	50%	$24,764	4/1/2015	Resort	Completed
Courtyard Nashville Downtown	TN	192	100%	58,498	5/1/2015	Select-Service	Completed
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	168,809	11/4/2015	Full-Service	Completed
2016 Acquisitions
Seattle Marriott Bellevue	WA	384	95.4%	175,921	1/22/2016	Full-Service	None planned
Le Méridien Arlington	VA	154	100%	54,891	6/28/2016	Full-Service	Completed
San Jose Marriott	CA	510	100%	153,814	7/13/2016	Full-Service	Planned future
San Diego Marriott La Jolla	CA	372	100%	136,782	7/21/2016	Full-Service	Planned future
Renaissance Atlanta Midtown Hotel	GA	304	100%	78,782	8/30/2016	Full-Service	Planned future
Ritz-Carlton San Francisco	CA	336	100%	272,207	12/30/2016	Full-Service	Planned future
2017 Acquisition
Charlotte Marriott City Center	NC	446	100%	168,884	6/1/2017	Full-Service	None planned
		3,615		$1,293,352
Unconsolidated Hotels
Ritz-Carlton Key Biscayne (c)	FL	458	19.3%	$37,559	5/29/2015	Resort	Completed
Ritz-Carlton Bacara, Santa Barbara (d)	CA	358	60%	99,386	9/28/2017	Resort	Planned future
		816		$136,945
_________

(a)	Status excludes any renovation work to be undertaken as a result of Hurricane Irma.

(b)	The remaining 50% interest in this venture is owned by CWI 1. Our initial investment presented is net of $66.7 million of debt assumed at acquisition.

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

CWI 2 2017 10-K – 34

As illustrated by the acquisition dates listed in the table above in “Portfolio Overview,” our results are not comparable year over year because of our investment activity. Additionally, the comparability of our results year over year has been significantly impacted by acquisition-related costs and fees, which are material one-time costs that are expensed as incurred for our Consolidated Hotel investments, as well as the timing of renovation activity. We have invested in hotels that have undergone significant renovations. Generally, during the renovation period a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

The following table presents our comparative results of operations (in thousands):

	Years Ended December 31,
	2017	2016	Change	2016	2015	Change
Hotel Revenues	$340,810	$177,600	$163,210	$177,600	$49,085	$128,515

Hotel Expenses	279,389	140,671	138,718	140,671	42,050	98,621

Other Operating Expenses
Asset management fees to affiliate and other expenses	8,995	5,109	3,886	5,109	1,152	3,957
Acquisition-related expenses	6,511	26,835	(20,324)	26,835	13,133	13,702
Corporate general and administrative expenses	6,403	5,217	1,186	5,217	2,302	2,915
Hurricane loss, net of insurance proceeds	2,699	—	2,699	—	—	—
Total Other Operating Expenses	24,608	37,161	(12,553)	37,161	16,587	20,574

Operating Income (Loss)	36,813	(232)	37,045	(232)	(9,552)	9,320

Other Income and (Expenses)
Interest expense	(35,824)	(17,605)	(18,219)	(17,605)	(4,368)	(13,237)
Equity in (losses) earnings of equity method investment in real estate	(1,482)	3,063	(4,545)	3,063	1,846	1,217
Loss on extinguishment of debt (Note 8)	(256)	—	(256)	—	—	—
Other income and (expenses)	155	35	120	35	83	(48)
Total Other Income and (Expenses)	(37,407)	(14,507)	(22,900)	(14,507)	(2,439)	(12,068)

Loss from Operations Before Income Taxes	(594)	(14,739)	14,145	(14,739)	(11,991)	(2,748)
Provision for income taxes	(3,900)	(2,711)	(1,189)	(2,711)	(72)	(2,639)
Net Loss	(4,494)	(17,450)	12,956	(17,450)	(12,063)	(5,387)
Income attributable to noncontrolling interests	(991)	(3,577)	2,586	(3,577)	(471)	(3,106)
Net Loss Attributable to CWI 2 Stockholders	$(5,485)	$(21,027)	$15,542	$(21,027)	$(12,534)	$(8,493)
Supplemental financial measure:(a)
MFFO Attributable to CWI 2 Stockholders	$44,811	$26,086	$18,725	$26,086	$4,779	$21,307
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

CWI 2 2017 10-K – 35

Hotel Revenues

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, hotel revenues increased by $163.2 million, primarily comprised of an increase in revenue of $136.3 million contributed by our 2016 Acquisitions during 2017, largely representing the impact of a full year of revenue during 2017 as compared to a partial year during 2016 and revenue of $22.2 million contributed by our 2017 Acquisition.

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

Hotel Expenses

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, hotel expenses increased by $138.7 million, primarily comprised of an increase in expenses of $115.6 million from our 2016 Acquisitions during 2017, largely representing the impact of a full year of expenses during 2017 as compared to a partial year during 2016 and expenses of $17.0 million from our 2017 Acquisition.

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

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, as defined in the Advisory Agreement with our Advisor (Note 3). Our Advisor elected to receive its asset management fees in shares of our Class A common stock for the years ended December 31, 2017, 2016 and 2015.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, asset management fees to affiliate and other expenses increased by $3.9 million, reflecting the full year impact of our 2016 Acquisitions, as well as our 2017 Acquisition, and an increase in the estimated fair market value of our hotel portfolio, both of which increased the asset base from which our Advisor earns a fee.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, asset management fees to affiliate and other expenses increased by $4.0 million, reflecting the full year impact of our 2015 Acquisitions, as well as our 2016 Acquisitions, which increased the asset base from which our Advisor earns a fee.

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, acquisition-related expenses decreased by $20.3 million, reflecting a significant decrease in investment volume. We acquired one Consolidated Hotel during the year ended December 31, 2017 as compared to six Consolidated Hotels during the year ended December 31, 2016.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, acquisition-related expenses increased by $13.7 million, reflecting an increase in investment volume. We acquired six Consolidated Hotel during the year ended December 31, 2016 as compared to three Consolidated Hotels during the year ended December 31, 2015.

CWI 2 2017 10-K – 36

Corporate General and Administrative Expenses

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, corporate general and administrative expenses increased by $1.2 million, primarily as a result of an increase in personnel and overhead reimbursement costs of $1.0 million. The increase in personnel and overhead reimbursement costs was primarily driven by an increase in our pro rata hotel revenue relative to CWI 1’s pro rata hotel revenue, which directly impacts the allocation of our Advisor’s expenses to us (Note 3).

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, corporate general and administrative expenses increased by $2.9 million, primarily as a result of an increase in professional fees and reimbursements to our Advisor for the cost of personnel and overhead expenses. Professional fees, which include legal, accounting and investor-related expenses incurred in the normal course of business, increased primarily as a result of an increase in the size of our hotel portfolio due to our 2015 Acquisitions and 2016 Acquisitions.

Hurricane Loss, Net of Insurance Proceeds

2017 — Insurance proceeds are subject to deductibles, which may vary based on the area of the resort. During the year ended December 31, 2017, we recognized a $2.7 million hurricane loss from the Marriott Sawgrass Golf Resort & Spa, representing, in the aggregate, the property damage insurance deductible on two areas of the resort and our best estimate of uninsured losses for one area of the resort that has not yet reached its property damage insurance deductible. There can be no assurance that we will not recognize additional hurricane-related losses in the future, some of which may be material. We will continue to monitor the effects of the hurricane on our hotels.

We and CWI 1 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2% to 5% of the insured value. We currently estimate our aggregate casualty insurance claim to be approximately $5.0 million, which includes estimated clean up, repair and rebuilding costs, and estimate our aggregate business interruption insurance claim to be approximately $1.5 million. We are continuing to assess the damage sustained, so this estimate is subject to change and could be further impacted by increased costs, including those associated with resource constraints in Florida relating to building materials, supplies and labor. We believe that we maintain adequate insurance coverage on each of our hotels and are working closely with the insurance carriers and claims adjusters to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues for the year ended December 31, 2017 as a result of Hurricane Irma. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carrier. We have not recorded revenue for covered business interruption during the year ended December 31, 2017. We will record revenue for covered business interruption when both the recovery is probable and the claim is settled.

If the estimated damage increases or there is additional remediation work performed at the hotel, our hurricane loss could increase. We currently estimate the maximum additional hurricane loss we could incur for the Marriott Sawgrass Golf Resort & Spa to be $1.9 million.

Based upon our preliminary assessments, we expect that the impact of the damage sustained by Hurricane Irma will not have a material adverse effect on us as a whole.

Interest Expense

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, interest expense increased by $18.2 million, primarily as a result of mortgage financing obtained in connection with our 2016 Acquisitions and 2017 Acquisition.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, interest expense increased by $13.2 million, primarily as a result of mortgage financing obtained in connection with our 2015 Acquisitions and 2016 Acquisitions.

CWI 2 2017 10-K – 37

Equity in (Losses) Earnings of Equity Method Investment in Real Estate

Equity in (losses) earnings of equity method investment in real estate represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and is based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized during the years ended December 31, 2017, 2016 or 2015.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
Unconsolidated Hotels	2017	2016	2015
Ritz-Carlton Bacara, Santa Barbara Venture (a)	$(4,235)	$—	$—
Ritz-Carlton Key Biscayne Venture (b)	2,753	3,063	1,846
Total equity in (losses) earnings of equity method investments in real estate	$(1,482)	$3,063	$1,846
___________

(a)
We acquired our 60.0% tenancy-in-common interest in this venture on September 28, 2017. The results for the year ended December 31, 2017 above represent data from its acquisition date through December 31, 2017 and included pre-opening expenses.

(b)	We acquired our 19.3% interest in this venture on May 29, 2015.

Loss on Extinguishment of Debt

During the year ended December 31, 2017, we recognized a loss on extinguishment of debt of $0.3 million related to the refinancing of our non-recourse mortgage loan on the Courtyard Nashville Downtown.

(Income) Losses Attributable to Noncontrolling Interests

The following table sets forth our income attributable to noncontrolling interests (in thousands):

	Years Ended December 31,
Venture	2017	2016	2015
Seattle Marriott Bellevue (a)	$3,326	$377	$—
Marriott Sawgrass Golf Resort & Spa Venture (b) (c)	761	(629)	(170)
Operating Partnership — Available Cash Distribution (Note 3)	(5,078)	(3,325)	(301)
	$(991)	$(3,577)	$(471)
___________

(a)
We acquired our 95.4% interest in this venture on January 22, 2016. The results above for the year ended December 31, 2016, represent data from its acquisition date through December 31, 2016. The increase in our loss attributable to noncontrolling interests during the year ended December 31, 2017 as compared to 2016 was largely attributable to the drawdown of our joint venture partner’s interest during the year.

(b)
We purchased our 50% interest in this venture on April 1, 2015. The results for the year ended December 31, 2015 represent data from its acquisition date through December 31, 2015 and is therefore not comparable to the year ended December 31, 2016.

(c)	The losses attributable to noncontrolling interests during the year ended December 31, 2017 were largely attributable to the impact of Hurricane Irma.

CWI 2 2017 10-K – 38

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, MFFO increased by $18.7 million, primarily reflecting operating results from our 2016 Acquisitions and 2017 Acquisition, partially offset by an increase in asset management fees and corporate general and administrative expenses, as discussed above.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, MFFO increased by $21.3 million, primarily reflecting operating results from our 2015 Acquisitions and 2016 Acquisitions.

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

Liquidity is adversely affected by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations, as well as proceeds available under our Working Capital Facility (Note 3). In addition, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Year

We have fully invested the proceeds from our initial public offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, proceeds available under our Working Capital Facility (Note 3), the proceeds of mortgage loans, asset sales, and distributions reinvested in our common stock through our DRIP. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

2017

Operating Activities

For the year ended December 31, 2017 as compared to 2016, net cash provided by operating activities increased by $25.2 million, primarily resulting from net cash flow from hotel operations generated by our 2016 Acquisitions and 2017 Acquisition, which more than offset operating costs.

Investing Activities

During the year ended December 31, 2017, net cash used in investing activities was $277.1 million, primarily as a result of cash outflows for our acquisition of the Charlotte Marriott City Center totaling $168.9 million (Note 4) and for the purchase of our tenancy-in-common interest in the Ritz‑Carlton Bacara, Santa Barbara totaling $96.3 million (Note 5). We funded $17.0 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $73.2 million and $79.2 million, respectively, for renovations and improvements, property taxes and insurance, as well as required fundings under our loan agreements.

CWI 2 2017 10-K – 39

Financing Activities

During the year ended December 31, 2017, net cash provided by financing activities was $232.7 million, primarily as a result of (i) proceeds received from mortgage financings totaling $301.9 million, comprised of $143.0 million obtained during the current year in connection with our 2016 acquisition of the Ritz-Carlton San Francisco, $103.0 million obtained in connection with our 2017 Acquisition and $55.9 million obtained in the refinancing of the mortgage loan on the Courtyard Nashville Downtown (Note 8) and (ii) $238.6 million in funds raised through the issuance of shares of our common stock in our initial public offering, net of issuance costs, including distributions that were reinvested in shares of our common stock by stockholders through our DRIP.

The inflows were partially offset by (i) the repayment of our note payable to WPC of $210.0 million (Note 3), (ii) scheduled payments and prepayments of mortgage financing totaling $42.0 million, (iii) cash distributions paid to stockholders of $36.4 million, (iv) distributions to noncontrolling interests totaling $8.4 million, (v) redemptions of our common stock pursuant to our redemption plan totaling $6.8 million and (vi) our purchase of the incentive membership interest in the Courtyard Nashville Downtown for $3.5 million (Note 10).

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

Financing Activities

During the year ended December 31, 2016, net cash provided by financing activities was $906.3 million, primarily as a result of (i) mortgage financing obtained in connection with our 2016 Acquisitions of $355.5 million and an $11.3 million total drawdown on the Marriott Sawgrass Golf Resort & Spa mortgage financing commitment for renovations and (ii) $354.7 million in funds raised through the issuance of shares of our common stock in our initial public offering, net of issuance costs. During the year ended December 31, 2016, we also received aggregate proceeds from notes payable to WPC of $230.0 million that were used toward the acquisitions of the Seattle Marriott Bellevue and Ritz-Carlton San Francisco (Note 3), of which we repaid $20.0 million during 2016. The remaining balance was paid during the first quarter of 2017.

The inflows were partially offset by cash distributions paid to stockholders of $17.6 million and distributions to noncontrolling interests totaling $5.4 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the year ended December 31, 2017, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $36.4 million, which were comprised of cash distributions of $13.5 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $22.9 million. From Inception through December 31, 2017, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $65.7 million, which were comprised of cash distributions of $24.5 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $41.2 million.

CWI 2 2017 10-K – 40

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 88% and 61% of total distributions declared for the year ended December 31, 2017 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our initial public offering. Our distribution coverage using Cash flow from operations was approximately 90% and 87% of total distributions declared for the year ended December 31, 2017 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our initial public offering. As we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from the proceeds of financings, borrowings, the sales of assets or other sources of cash.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the year ended December 31, 2017, we redeemed 344,685 shares and 320,370 shares of our Class A and Class T common stock, respectively, pursuant to our redemption plan, comprised of 97 redemption requests and 78 redemption requests, respectively, and at an average price per share of $10.23 and $10.24, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the year ended December 31, 2017. We funded all share redemptions during the year ended December 31, 2017 with proceeds from the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt and limited-recourse debt, net (dollars in thousands):

	December 31,
	2017	2016
Carrying Value
Fixed rate (a)	$484,631	$184,549
Variable rate (a):
Amount subject to interest rate cap, if applicable	247,245	288,199
Amount subject to interest rate swap	99,453	99,187
	346,698	387,386
	$831,329	$571,935
Percent of Total Debt
Fixed rate	58%	32%
Variable rate	42%	68%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.3%	4.0%
Variable rate (b)	4.6%	4.0%
_________

(a)	Aggregate debt balance includes deferred financing costs totaling $4.1 million and $3.6 million as of December 31, 2017 and 2016, respectively.

(b)	The impact of our derivative instruments are reflected in the weighted-average interest rates.

At December 31, 2016, amounts due to WPC were $210.0 million (Note 3), representing a loan that was used to fund, in part, the 2016 acquisition of the Ritz-Carlton San Francisco. We fully repaid the $210.0 million loan during the first quarter of 2017.

CWI 2 2017 10-K – 41

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow under certain limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At September 30, 2017, the minimum debt service coverage ratio on both the senior mortgage loan and mezzanine loan for the Renaissance Atlanta Midtown Hotel was not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow. As of December 31, 2017, this ratio was still not met and the cash management agreement remained in effect.

Cash Resources

At December 31, 2017, our cash resources consisted of cash totaling $68.5 million, of which $15.5 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, all of which remained available to be drawn as of the date of this Report. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

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

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At December 31, 2017 and 2016, $16.5 million and $14.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at December 31, 2017, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt and limited-recourse debt — principal (a)	$835,400	$—	$355,451	$400,208	$79,741
Interest on borrowings (b)	129,151	37,312	56,905	32,752	2,182
Annual distribution and shareholder servicing fee (c)	16,185	5,940	10,245	—	—
Contractual capital commitments (d)	13,295	9,400	3,895	—	—
Lease commitments (e)	1,789	580	1,161	48	—
Asset retirement obligation, net (f)	96	—	—	—	96
Due to our Advisor (g)	81	81	—	—	—
	$995,997	$53,313	$427,657	$433,008	$82,019
___________

(a)	Excludes deferred financing costs totaling $4.1 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

CWI 2 2017 10-K – 42

(c)	Represents the estimated liability for the present value of the future distribution and shareholder servicing fees in connection with our Class T common stock (Note 3).

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

Equity Method Investments

At December 31, 2017, we owned equity interests in two Unconsolidated Hotel, one with CWI 1 and one together with CWI 1 and an unrelated third party. Our ownership interest and summarized financial information for these investments at December 31, 2017 is presented below. Summarized financial information provided represents the total amounts attributable to these investments and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-	Third-Party Debt
Venture	December 31, 2017	Total Assets	Party Debt	Maturity Date
Ritz-Carlton Key Biscayne Venture	19.3%	$329,673	$189,699	8/2021
Ritz-Carlton Bacara, Santa Barbara Venture	60%	399,731	226,636	9/2021
		$729,404	$416,335

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

CWI 2 2017 10-K – 43

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

CWI 2 2017 10-K – 44

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

CWI 2 2017 10-K – 45

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

CWI 2 2017 10-K – 46

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net loss attributable to CWI 2 stockholders	$(5,485)	$(21,027)	$(12,534)
Adjustments:
Depreciation and amortization of real property	43,800	23,034	5,994
Proportionate share of adjustments for partially owned entities — FFO adjustments	(1,396)	(2,328)	(1,814)
Total adjustments	42,404	20,706	4,180
FFO (as defined by NAREIT) attributable to CWI 2 stockholders	36,919	(321)	(8,354)
Acquisition expenses (a)	6,511	26,835	13,133
Hurricane loss (b)	2,699	—	—
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(1,349)	(359)	30
Loss on extinguishment of debt	256	—	—
Other rent adjustments	(225)	(69)	(60)
Realized loss on derivative instrument	—	—	30
Total adjustments	7,892	26,407	13,133
MFFO attributable to CWI 2 stockholders	$44,811	$26,086	$4,779
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

CWI 2 2017 10-K – 47

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

At December 31, 2017, we estimated that the total fair value of our interest rate swap and caps, which are included in Other assets in the consolidated financial statements, was in an asset position of $1.5 million (Note 7).

At December 31, 2017, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. The annual interest rate on our fixed debt at December 31, 2017 ranged from 3.9% to 4.6%. The contractual annual interest rates on our variable-rate debt at December 31, 2017 ranged from 3.9% to 11.4%. The weighted-average interest rate of our fixed rate and variable rate debt was 4.3% and 4.6%, respectively, at December 31, 2017. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 7 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at December 31, 2017 and excludes deferred financing costs (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$2,630	$4,321	$4,498	$395,710	$79,741	$486,900	$480,940
Variable-rate debt	$—	$215,765	$132,735	$—	$—	$—	$348,500	$350,713

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at December 31, 2017 by an aggregate increase of $21.6 million or an aggregate decrease of $26.3 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at December 31, 2017 would increase or decrease by $2.5 million for each respective 1.0% change in annual interest rates.

CWI 2 2017 10-K – 48

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CWI 2 2017 10-K – 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carey Watermark Investors 2 Incorporated:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carey Watermark Investors 2 Incorporated and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 26, 2018

We have served as the Company's auditor since 2014.

CWI 2 2017 10-K – 50

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Investments in real estate:
Hotels, at cost	$1,448,030	$1,274,747
Accumulated depreciation	(68,088)	(28,335)
Net investments in hotels	1,379,942	1,246,412
Equity investments in real estate	134,738	35,712
Cash	68,527	63,245
Restricted cash	29,582	36,548
Accounts receivable	17,592	12,627
Other assets	11,467	13,173
Total assets	$1,641,848	$1,407,717
Liabilities and Equity
Non-recourse and limited-recourse debt, net	$831,329	$571,935
Due to related parties and affiliates	1,726	231,258
Accounts payable, accrued expenses and other liabilities	66,053	47,223
Distributions payable	10,955	7,192
Total liabilities	910,063	857,608
Commitments and contingencies (Note 9)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 29,510,914 and 22,414,128 shares, respectively, issued and outstanding	29	22
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 57,871,712 and 40,447,362 shares, respectively, issued and outstanding	58	40
Additional paid-in capital	807,377	573,135
Distributions and accumulated losses	(104,809)	(59,115)
Accumulated other comprehensive income	1,373	896
Total stockholders’ equity	704,028	514,978
Noncontrolling interests	27,757	35,131
Total equity	731,785	550,109
Total liabilities and equity	$1,641,848	$1,407,717

See Notes to Consolidated Financial Statements.

CWI 2 2017 10-K – 51

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues
Hotel Revenues
Rooms	$229,109	$115,918	$27,524
Food and beverage	92,150	49,084	15,321
Other operating revenue	19,551	12,598	6,240
Total Hotel Revenues	340,810	177,600	49,085
Operating Expenses
Hotel Expenses
Rooms	53,554	22,985	5,812
Food and beverage	66,337	30,976	10,220
Other hotel operating expenses	5,674	5,282	3,044
Sales and marketing	30,218	16,932	4,423
General and administrative	29,817	14,406	3,817
Property taxes, insurance, rent and other	18,061	9,483	2,495
Management fees	12,148	6,763	1,975
Repairs and maintenance	11,377	5,616	2,144
Utilities	8,474	5,253	2,145
Depreciation and amortization	43,729	22,975	5,975
Total Hotel Expenses	279,389	140,671	42,050

Other Operating Expenses
Asset management fees to affiliate and other expenses	8,995	5,109	1,152
Acquisition-related expenses	6,511	26,835	13,133
Corporate general and administrative expenses	6,403	5,217	2,302
Hurricane loss, net of insurance proceeds	2,699	—	—
Total Other Operating Expenses	24,608	37,161	16,587
Operating Income (Loss)	36,813	(232)	(9,552)
Other Income and (Expenses)
Interest expense	(35,824)	(17,605)	(4,368)
Equity in (losses) earnings of equity method investment in real estate	(1,482)	3,063	1,846
Loss on extinguishment of debt (Note 8)	(256)	—	—
Other income	155	35	83
Total Other Income and (Expenses)	(37,407)	(14,507)	(2,439)
Loss from Operations Before Income Taxes	(594)	(14,739)	(11,991)
Provision for income taxes	(3,900)	(2,711)	(72)
Net Loss	(4,494)	(17,450)	(12,063)
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $5,078, $3,325 and $301, respectively)	(991)	(3,577)	(471)
Net Loss Attributable to CWI 2 Stockholders	$(5,485)	$(21,027)	$(12,534)

Class A Common Stock
Net loss attributable to CWI 2 stockholders	$(1,740)	$(7,940)	$(5,136)
Basic and diluted weighted-average shares outstanding	27,825,037	18,936,251	3,002,158
Basic and diluted loss per share	$(0.06)	$(0.42)	$(1.71)

Class T Common Stock
Net loss attributable to CWI 2 stockholders	$(3,745)	$(13,087)	$(7,398)
Basic and diluted weighted-average shares outstanding	54,686,084	30,657,538	4,324,054
Basic and diluted loss per share	$(0.07)	$(0.43)	$(1.71)

See Notes to Consolidated Financial Statements.

CWI 2 2017 10-K – 52

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net Loss	$(4,494)	$(17,450)	$(12,063)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	484	989	(104)
Comprehensive Loss	(4,010)	(16,461)	(12,167)

Amounts Attributable to Noncontrolling Interests
Net income	(991)	(3,577)	(471)
Unrealized (gain) loss on derivative instruments	(7)	1	10
Comprehensive income attributable to noncontrolling interests	(998)	(3,576)	(461)
Comprehensive Loss Attributable to CWI 2 Stockholders	$(5,008)	$(20,037)	$(12,628)

See Notes to Consolidated Financial Statements.

CWI 2 2017 10-K – 53

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income (Loss)	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	22,414,128	$22	40,447,362	$40	$573,135	$(59,115)	$896	$514,978	$35,131	$550,109
Net (loss) income						(5,485)		(5,485)	991	(4,494)
Shares issued, net of offering costs	6,027,028	6	17,129,299	17	232,827			232,850		232,850
Shares issued to affiliates	1,064,066	1			11,393			11,394		11,394
Distributions to noncontrolling interests								—	(8,372)	(8,372)
Purchase of membership interest from noncontrolling interest					(3,524)			(3,524)		(3,524)
Shares issued under share incentive plans	14,071	—			190			190		190
Stock-based compensation to directors	15,384	—			165			165		165
Stock dividends issued	320,922	—	615,421	1				1		1
Distributions declared ($0.6955 and $0.5919 per share to Class A and Class T, respectively)						(40,209)		(40,209)		(40,209)
Other comprehensive income:
Net unrealized gain on derivative instruments							477	477	7	484
Repurchase of shares	(344,685)	—	(320,370)	—	(6,809)			(6,809)		(6,809)
Balance at December 31, 2017	29,510,914	$29	57,871,712	$58	$807,377	$(104,809)	$1,373	$704,028	$27,757	$731,785

Balance at January 1, 2016	10,792,296	$11	14,983,012	$15	$228,401	$(15,109)	$(94)	$213,224	$32,968	$246,192
Net (loss) income						(21,027)		(21,027)	3,577	(17,450)
Shares issued, net of offering costs	11,108,705	11	25,277,071	25	341,419			341,455		341,455
Shares issued to affiliates	386,808	—			4,063			4,063		4,063
Contributions from noncontrolling interests								—	4,000	4,000
Distributions to noncontrolling interests								—	(5,413)	(5,413)
Shares issued under share incentive plans	6,656	—			164			164		164
Stock-based compensation to directors	10,000	—			105			105		105
Stock dividends issued	158,398	—	240,213	—				—		—
Distributions declared ($0.6570 and $0.5545 per share to Class A and Class T, respectively)						(22,979)		(22,979)		(22,979)
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments							990	990	(1)	989
Repurchase of shares	(48,735)	—	(52,934)	—	(1,017)			(1,017)		(1,017)
Balance at December 31, 2016	22,414,128	$22	40,447,362	$40	$573,135	$(59,115)	$896	$514,978	$35,131	$550,109

(Continued)

CWI 2 2017 10-K – 54

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2017, 2016 and 2015
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

See Notes to Consolidated Financial Statements.

CWI 2 2017 10-K – 55

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows — Operating Activities
Net loss	$(4,494)	$(17,450)	$(12,063)
Adjustments to net loss:
Depreciation and amortization	43,729	22,975	5,975
Asset management fees to affiliates settled in shares	8,670	4,372	954
Equity in losses (earnings) of equity method investment in real estate in excess of distributions received	2,792	36	(36)
Hurricane loss, net of insurance proceeds	2,699	—	—
Amortization of deferred key money, deferred financing costs and other	830	511	(140)
Amortization of stock-based compensation	436	305	180
Loss on extinguishment of debt (Note 8)	254	—	—
(Decrease) increase in due to related parties and affiliates	(7,786)	8,460	(228)
Receipt of key money and other deferred incentive payments	2,688	3,063	125
Funding of hurricane related remediation work	(1,458)	—	—
Net changes in other assets and liabilities	1,360	2,287	1,680
Net Cash Provided by (Used in) Operating Activities	49,720	24,559	(3,553)

Cash Flows — Investing Activities
Acquisitions of hotels	(168,884)	(876,397)	(285,829)
Purchase of equity interest (Note 5)	(96,288)	—	(37,559)
Funds released from escrow	79,207	55,137	1,947
Funds placed in escrow	(73,174)	(81,795)	(10,905)
Capital expenditures	(17,049)	(21,492)	(4,561)
Capital contributions to equity investments in real estate	(2,433)	(125)	(3)
Deposits released for hotel investments	1,521	16,701	5,150
Hurricane related property insurance proceeds	7	—	—
Deposits for hotel investments	—	(12,681)	(10,691)
Distributions received from equity investments in excess of equity income	—	1,976	—
Net Cash Used in Investing Activities	(277,093)	(918,676)	(342,451)

Cash Flows — Financing Activities
Proceeds from mortgage financing	301,900	366,800	142,000
Proceeds from issuance of shares, net of offering costs	238,583	354,684	224,019
Repayment of notes payable to affiliate	(210,000)	(20,000)	(102,447)
Scheduled payments and prepayments of mortgage principal	(42,000)	—	—
Distributions paid	(36,446)	(17,633)	(621)
Distributions to noncontrolling interests	(8,372)	(5,413)	(1,551)
Repurchase of shares	(6,809)	(1,017)	—
Purchase of membership interest from noncontrolling interest (Note 10)	(3,524)	—	—
Deposits released for mortgage financing	2,235	1,835	50
Deferred financing costs	(2,090)	(3,502)	(917)
Deposits for mortgage financing	(725)	(3,345)	(50)
Withholding on restricted stock units	(81)	(36)	—
Purchase of interest rate cap	(16)	(92)	(103)
Proceeds from notes payable to affiliate	—	230,000	102,447
Contributions from noncontrolling interests	—	4,000	34,058
Net Cash Provided by Financing Activities	232,655	906,281	396,885

Change in Cash During the Year
Net increase in cash	5,282	12,164	50,881
Cash, beginning of year	63,245	51,081	200
Cash, end of year	$68,527	$63,245	$51,081

See Notes to Consolidated Financial Statements.

CWI 2 2017 10-K – 56

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information (in thousands):

	Years Ended December 31,
	2017	2016	2015
Interest paid, net of amounts capitalized	$33,135	$15,265	$3,569
Income taxes paid	$4,721	$3,471	$808

See Notes to Consolidated Financial Statements.

CWI 2 2017 10-K – 57

CAREY WATERMARK INVESTORS 2 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Offering

Organization

Carey Watermark Investors 2 Incorporated, or CWI 2, together with its consolidated subsidiaries, is a publicly owned, non-listed REIT that invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI 2 OP, LP, or the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings 2, LLC, or Carey Watermark Holdings 2, which is owned indirectly by W. P. Carey Inc., or WPC, holds a special general partner interest in the Operating Partnership.

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

We held ownership interests in 12 hotels at December 31, 2017, including ten hotels that we consolidate, or our Consolidated Hotels, and two hotels that we record as equity investments, or our Unconsolidated Hotels, at December 31, 2017.

Public Offering

We raised offering proceeds in our initial public offering of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock, for an aggregate of $851.3 million. The offering commenced on May 22, 2014 and closed on July 31, 2017. In addition, from inception through December 31, 2017, $12.2 million and $22.2 million of distributions were reinvested in our Class A and Class T common stock, respectively, as a result of our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from our offering.

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

CWI 2 2017 10-K – 58

Notes to Consolidated Financial Statements

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

Real Estate — For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, net operating income, or NOI, residual values and holding periods.

Our investment objective is to hold properties on a long-term basis. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The estimated fair value of the property’s asset group is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for the inherent risk associated with each investment.

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

CWI 2 2017 10-K – 59

Notes to Consolidated Financial Statements

At December 31, 2017 and 2016, we considered four and five entities, respectively, to be VIEs, of which we consolidated three and four, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2017	2016
Net investments in real estate	$579,206	$657,517
Total assets	617,207	706,115

Non-recourse and limited-recourse debt, net	$320,304	$218,843
Total liabilities	350,249	249,637

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

Other Assets and Liabilities — At both December 31, 2017 and 2016, Other assets consists primarily of prepaid expenses, deposits, hotel inventories, derivative assets, deferred tax assets and deferred franchise fees in the consolidated financial statements. At December 31, 2016, Other assets also included syndication costs. At both December 31, 2017 and 2016, Other liabilities consists primarily of unamortized key money and other deferred incentive payments, straight-line rent, derivative liabilities, hotel advance deposits, sales use and occupancy taxes payable, accrued income taxes, accrued interest and an intangible liability. At December 31, 2017, Other liabilities also includes accrued distribution and shareholder servicing fee, which, beginning with payments for the third quarter of 2017, are made by us directly to selected dealers rather than through Carey Financial, LLC, or Carey Financial, a subsidiary of WPC and the former dealer manager of our offering (Note 3).

CWI 2 2017 10-K – 60

Notes to Consolidated Financial Statements

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

Organization and Offering Costs — During our offering period, costs incurred in connection with the raising of capital were recorded as deferred offering costs. Upon receipt of offering proceeds, we charged the deferred costs to stockholders’ equity. Under the terms of the Advisory Agreement as described in Note 3, we reimbursed our Advisor for organization and offering costs incurred up to regulatory limits. Organization costs were expensed as incurred and are included in corporate general and administrative expenses in the financial statements.

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. In accordance with fair value measurement guidance, counterparty credit risk is measured on a net portfolio position basis.

CWI 2 2017 10-K – 61

Notes to Consolidated Financial Statements

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

Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.

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

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. generally accepted accounting principles, or GAAP, purposes as described in Note 12). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Share-Based Payments — We have granted Class A restricted stock units, or RSUs, to certain employees of the Subadvisor. RSUs issued to employees of the Subadvisor generally vest over three years, and are subject to continued employment. We also issued shares of our Class A common stock to our independent directors as part of the fees they earn for serving on our board of directors. The expense recognized for share-based payment transactions for awards made to directors is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. Share-based payment transactions for awards made to employees of the Subadvisor are based on the fair value of the services received. We recognize these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award. We include share based payment transactions within Corporate general and administrative expense.

Income Attributable to Noncontrolling Interests — Earnings attributable to noncontrolling interests are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

CWI 2 2017 10-K – 62

Notes to Consolidated Financial Statements

Loss Per Share — Loss per share, as presented, represents both basic and diluted per-share amounts for all periods presented in the consolidated financial statements. We calculate loss per share using the two-class method to reflect the different classes of our outstanding common stock. Loss per basic share of common stock is calculated by dividing Net loss attributable to CWI 2 by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net loss attributable to CWI 2 is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the years ended December 31, 2017, 2016 and 2015.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board, or FASB, are applicable to us:

Pronouncement Adopted as of December 31, 2017

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

Pronouncements to be Adopted after December 31, 2017

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective method. We performed a comprehensive evaluation of the impact of the new standard across our revenue streams, and determined that the timing of revenue recognition and its classification in our consolidated financial statements will remain substantially unchanged, however, additional disclosures will be required as a result of implementation.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, (iv) distributions received from equity method investees and (v) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We adopted this guidance for our interim and annual periods beginning

CWI 2 2017 10-K – 63

Notes to Consolidated Financial Statements

January 1, 2018. The adoption of ASU 2016-15 is not expected to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-18 is expected to have a material quantitative impact on our consolidated financial statements, however the qualitative impact is expected to be minimal.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. We adopted this guidance on January 1, 2018. We expect that certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect the capitalization of acquisition costs (such costs are expensed for business combinations and capitalized for asset acquisitions).

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-18 is not expected to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements and expect to adopt the standard for the fiscal year beginning January 1, 2019.

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our Advisor, which we refer to herein as the Advisory Agreement, to perform certain services for us under a fee arrangement, including managing our overall business, our investments, and certain administrative duties. The Advisory Agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor also has a subadvisory agreement with the Subadvisor, which we refer to herein as the Subadvisory Agreement, whereby our Advisor pays 25% of its fees and Available Cash Distributions (as discussed below) and 30% of the subordinated incentive distributions to the Subadvisor in return for certain personnel services.

CWI 2 2017 10-K – 64

Notes to Consolidated Financial Statements

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Years Ended December 31,
	2017	2016	2015
Amounts Included in the Consolidated Statements of Operations
To our Advisor:
Asset management fees	$8,670	$4,372	$954
Available Cash Distributions	5,078	3,325	301
Acquisition fees	4,415	23,329	6,225
Personnel and overhead reimbursements	3,514	2,550	660
Interest expense	332	50	723
Accretion of interest on annual distribution and shareholder servicing fee	198	231	—
To CWI 1:
Acquisition fee to CWI 1	—	—	3,411
	$22,207	$33,857	$12,274

Other Transaction Fees Incurred to Our Advisor and Affiliates
Selling commissions and dealer manager fees	$13,199	$22,264	$16,643
Annual distribution and shareholder servicing fee (a)	8,439	11,553	2,478
Capitalized acquisition fees for equity method investment (b) (Note 5)	6,195	—	1,862
Organization and offering costs	1,453	2,959	4,561
Capitalized loan refinancing fees	280	—	—
Capitalized refinancing fees for equity method investment	—	125	—
	$29,566	$36,901	$25,544
___________

(a)
Starting with the payment of the third quarter 2017 distribution and shareholder servicing fee (which was paid in October 2017), we began making payments directly to selected dealers rather than through Carey Financial. There is no change in the amount of distribution and shareholder servicing fees that we incur.

(b)	Our Advisor elected to receive 50% of the acquisition fee related to our investment in the Ritz-Carlton Bacara, Santa Barbara Venture in shares of our Class A common stock and 50% in cash.

CWI 2 2017 10-K – 65

Notes to Consolidated Financial Statements

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	December 31,
	2017	2016
Amounts Due to Related Parties and Affiliates
To our Advisor:
Asset management fees and other	$877	$489
Reimbursable costs	768	676
Organization and offering costs	81	463
Note payable to WPC	—	210,033
Acquisition fee payable	—	7,243
To Others:
Due to Carey Financial (Annual distribution and shareholder servicing fee) (a)	—	11,919
Due to CWI 1	—	389
Due to Carey Financial (Selling commissions and dealer manager fees)	—	46
	$1,726	$231,258
___________

(a)
Starting with the payment of the third quarter 2017 distribution and shareholder servicing fee (which was paid in October 2017), we began making payments directly to selected dealers rather than through Carey Financial. During the third quarter of 2017, we reclassified $18.4 million from Due to related parties and affiliates to Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, which is where the accrual for the distribution and shareholder servicing fee continues to be recorded.

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, both as defined in the Advisory Agreement and with our Advisor. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain described conditions in the Advisory Agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our Class A common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, for Class A shares (while before our initial NAV was published in March 2016, we used our offering price for Class A shares of $10.00 per share). For the years ended December 31, 2017, 2016 and 2015, our Advisor elected to receive its asset management fees in shares of our Class A common stock rather than in cash. For the years ended December 31, 2017, 2016 and 2015, $8.3 million, $4.1 million and $0.8 million, respectively, in asset management fees were settled in shares of our common stock. At December 31, 2017, our Advisor owned 1,560,648 shares (1.8%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements. During the years ended December 31, 2017, 2016 and 2015, we did not pay any disposition fees.

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

Acquisition Fees to our Advisor

We pay our Advisor acquisition fees of 2.5% of the total investment cost of the properties acquired, as defined in the Advisory Agreement, described above, including on our proportionate share of equity method investments and loans originated by us. The total fees to be paid may not exceed 6% of the aggregate contract purchase price of all investments, as measured over a period specified in the Advisory Agreement.

CWI 2 2017 10-K – 66

Notes to Consolidated Financial Statements

Personnel and Overhead Reimbursements

Under the terms of the Advisory Agreement, our Advisor generally allocates expenses of dedicated and shared resources, including the cost of personnel, rent and related office expenses, between us and our affiliate, Carey Watermark Investors Incorporated, or CWI 1, based on total pro rata hotel revenues on a quarterly basis. CWI 1 is also a publicly owned, non-listed REIT that is advised by our Advisor and invests in lodging and lodging-related properties. Pursuant to the Subadvisory Agreement, after we reimburse our Advisor, it will subsequently reimburse the Subadvisor for personnel costs and other charges, including the services of our Chief Executive Officer, subject to the approval of our board of directors. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and are being settled in cash. We have also granted RSUs to employees of the Subadvisor pursuant to our 2015 Equity Incentive Plan.

Acquisition Fees to CWI 1

On April 1, 2015, we acquired a 50% controlling interest in a joint venture owning the Marriott Sawgrass Golf Resort & Spa from CWI 1. In connection with this acquisition, we paid acquisition fees to CWI 1 representing 50% of the acquisition fees incurred by CWI 1 on its acquisition of the hotel in October 2014.

Selling Commissions and Dealer Manager Fees

Pursuant to our former dealer manager agreement with Carey Financial, Carey Financial received a selling commission for sales of our Class A and Class T common stock. Until we made the first adjustment to our offering prices in March 2016 in connection with the publication of our initial NAVs as of December 31, 2015, Carey Financial received a selling commission of up to $0.70 and $0.19 per share sold and a dealer manager fee of up to $0.30 and $0.26 per share sold for the Class A and Class T common stock, respectively. After that adjustment, Carey Financial received a selling commission of $0.82 and $0.22 per share sold and a dealer manager fee of $0.35 and $0.30 per share sold for the Class A and Class T common stock, respectively. In connection with the extension of our initial public offering in 2017, we adjusted our offering prices again in April 2017 to reflect our NAVs as of December 31, 2016, with a selling commission of $0.84 and $0.23 per share sold and a dealer manager fee of $0.36 and $0.31 per share sold for the Class A and Class T common stock, respectively, which were paid through the termination of our offering on July 31, 2017. The selling commissions were re-allowed and a portion of the dealer manager fees could have been re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements. During the years ended December 31, 2017, 2016 and 2015, we paid selling commissions and dealer manager fees totaling $13.2 million, $22.4 million and $16.5 million, respectively.

We continue to pay an annual distribution and shareholder servicing fee in connection with our Class T common stock. The amount of the distribution and shareholder servicing fee is 1.0% of the amount of our NAV per Class T common stock (before our initial NAV was published in March 2016, the fee was 1.0% of the selling price per share for the Class T common stock in our initial public offering). The distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the distribution and shareholder servicing fee after September 30, 2023 (the sixth anniversary of the end of the quarter when our offering ended) although the fees may end sooner if the total underwriting compensation paid in respect to the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event. During the years ended December 31, 2017, 2016 and 2015, $9.0 million, $11.6 million and $2.5 million, respectively, of distribution and shareholder servicing fees were charged to stockholder’s equity and $3.6 million, $2.3 million and $0.1 million, respectively, of such fees were paid to Carey Financial, which it may have re-allowed to selected dealers. Beginning with the payment for the third quarter of 2017 (which was paid in October 2017) the distribution and shareholder servicing fee is paid by us directly to selected dealers rather than through Carey Financial.

Organization and Offering Costs

Pursuant to the Advisory Agreement, we are liable for certain expenses related to our public offering, which are deducted from the gross proceeds of the offering. We reimbursed Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees), which terminated on July 31, 2017. Through December 31, 2017, our Advisor incurred organization and offering costs on our behalf of approximately $9.1 million, all of which we were obligated to pay. Unpaid costs of $0.1 million were included in Due to related parties and affiliates in the consolidated financial statements at December 31, 2017.

CWI 2 2017 10-K – 67

Notes to Consolidated Financial Statements

During the offering period, costs incurred in connection with raising of capital are recorded as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred offering costs to stockholders’ equity. During the years ended December 31, 2017, 2016 and 2015, $2.8 million, $5.0 million and $1.1 million, respectively, of deferred offering costs were charged to stockholders’ equity.

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

On October 19, 2017, we entered into a $25.0 million secured credit facility to fund our working capital needs, with our Operating Partnership as borrower and WPC as lender, which we refer to as the Working Capital Facility, and all previous authorizations regarding loans from WPC were terminated. The loan bears interest at London Interbank Offered Rate, or LIBOR, plus 1.0% and matures on the earlier of December 31, 2018 and the expiration or termination of the Advisory Agreement. We serve as guarantor of the Working Capital Facility and have pledged our unencumbered equity interest in certain properties as collateral, as further described in the related pledge and security agreement. As of the date of this Report, no amounts are outstanding under the Working Capital Facility.

Acquisition Fee Payable

At December 31, 2016, this balance represents the acquisition fee payable to our Advisor related to the acquisition of the Ritz-Carlton San Francisco on December 30, 2016, which was paid in the first quarter of 2017.

Jointly-Owned Investments

At December 31, 2017, we owned interests in three jointly-owned investments with CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third-party also owns an interest in the Ritz-Carlton Key Biscayne. See Note 5 for further discussion.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	December 31,
	2017	2016
Buildings	$1,092,315	$969,661
Land	236,078	211,278
Furniture, fixtures and equipment	87,664	67,541
Building and site improvements	28,865	10,279
Construction in progress	3,108	15,988
Hotels, at cost	1,448,030	1,274,747
Less: Accumulated depreciation	(68,088)	(28,335)
Net investments in hotels	$1,379,942	$1,246,412

During the year ended December 31, 2017, we retired fully depreciated furniture, fixtures and equipment aggregating $4.0 million.

CWI 2 2017 10-K – 68

Notes to Consolidated Financial Statements

Hurricane-Related Disruption

Hurricane Irma made landfall in September 2017, impacting one of our Consolidated Hotels, the Marriott Sawgrass Golf Resort & Spa, which sustained damage and was forced to close for a short period of time.

During the year ended December 31, 2017, we recognized a $2.7 million hurricane loss from the Marriott Sawgrass Golf Resort & Spa, which is presented below, representing, in the aggregate, the property damage insurance deductible on two areas of the resort and our best estimate of uninsured losses for one area of the resort that has not yet reached its property damage insurance deductible.

(in thousands)	Year Ended
December 31, 2017
Write-off of Fixed assets	$4,938
Remediation work performed	1,476
Property damage insurance advances received	(8)
Property damage insurance receivables	(3,707)
$2,699

We are still assessing the impact of the hurricane on the Marriott Sawgrass Golf Resort & Spa and the final net book value write-offs could vary significantly from this estimate. Any changes to property damage estimates will be recorded in the periods in which they are determined, and any additional remediation work will be recorded in the periods in which it is performed.

2017 Acquisition

During the year ended December 31, 2017, we acquired one Consolidated Hotel, which was considered to be a business combination. We refer to this investment as our 2017 Acquisition.

Charlotte Marriott City Center

On June 1, 2017, we acquired a 100.0% interest in the Charlotte Marriott City Center hotel from Marriott Hotel Services, Inc., an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities, with a fair value totaling $168.9 million, as detailed in the table that follows. The 446-room full-service hotel is located in Charlotte, North Carolina. The hotel is managed by Marriott International, Inc., or Marriott. At closing, Marriott provided us a cumulative $4.0 million NOI guarantee, which guarantees minimum predetermined NOI amounts to us over a period of approximately three years, not to exceed $1.5 million annually. In connection with this acquisition, we expensed acquisition costs of $5.0 million, including acquisition fees of $4.4 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $103.0 million upon acquisition (Note 8).

CWI 2 2017 10-K – 69

Notes to Consolidated Financial Statements

The following tables present a summary of assets acquired and liabilities assumed in this business combination, at the date of acquisition; as well as and revenues and earnings thereon, from the date of acquisition through December 31, 2017 (in thousands):

Charlotte Marriott City Center
Acquisition Date	June 1, 2017
Cash consideration	$168,884
Assets acquired at fair value:
Building	$127,286
Land	24,800
Furniture, fixtures and equipment	17,380
Accounts receivable	541
Other assets	368
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(1,491)
Net assets acquired at fair value	$168,884

From Acquisition Date Through December 31, 2017
Revenues	$22,189
Income from operations before income taxes	$5,214

2016 Acquisitions

During the year ended December 31, 2016, we acquired six hotels, all of which were considered to be business combinations. We refer to these investments as our 2016 Acquisitions. Details are in the table that follows.

Seattle Marriott Bellevue

On January 22, 2016, we acquired a 95.4% interest in the Seattle Marriott Bellevue hotel from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities and noncontrolling interest, with a fair value totaling $175.9 million. The remaining 4.6% interest is retained by the original owner. The original owners’ contribution, which is held in a restricted cash account, was in the form of a $4.0 million NOI guarantee reserve which guarantees minimum predetermined NOI amounts to us over a period of approximately four years. The 384-room full-service hotel is located in Bellevue, Washington. The hotel is managed by HEI Hotels & Resorts. In connection with this acquisition, we expensed acquisition costs of $5.3 million (of which $4.9 million was expensed during the year ended December 31, 2016 and $0.4 million was expensed during the year ended December 31, 2015), including acquisition fees of $4.7 million paid to our Advisor. We obtained a limited-recourse mortgage loan on the property of $100.0 million upon acquisition (Note 8). In addition, the equity portion of our investment was financed, in part, by a loan of $20.0 million from WPC, which was fully repaid in February 2016 (Note 3).

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

San Jose Marriott

On July 13, 2016, we acquired a 100% interest in the San Jose Marriott from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities, with a fair value totaling $153.8 million. The 510-room, full-service hotel is located in San Jose, California. The hotel is managed by Marriott. In connection with this acquisition, we expensed acquisition costs of $4.8 million during the year ended December 31, 2016, including acquisition fees of $4.1 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $88.0 million upon acquisition (Note 8).

CWI 2 2017 10-K – 70

Notes to Consolidated Financial Statements

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

Ritz-Carlton San Francisco

On December 30, 2016, we acquired a 100% interest in the Ritz-Carlton San Francisco from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities, with a fair value totaling $272.2 million. At closing, we funded a $10.0 million NOI guarantee reserve, included in Restricted cash in the consolidated financial statements, which guarantees minimum predetermined NOI amounts to us over a period of approximately two years. Any remaining funds at the end of the two year period will be remitted back to the seller and will be treated as an increase to the purchase price. As of December 31, 2017, $5.2 million remained in Restricted cash related to this NOI guarantee reserve, with the remaining $4.8 million having been previously reclassed from Restricted cash to Cash in the consolidated financial statements. The 336-room, full-service hotel is located in San Francisco, California. The hotel is managed by Ritz-Carlton Hotel Company LLC. In connection with this acquisition, which was determined to be a business combination, we expensed acquisition costs of $7.7 million during the year ended December 31, 2016, including acquisition fees of $7.2 million paid to our Advisor. Our investment was financed, in part, by a loan of $210.0 million from WPC (Note 3). We obtained a non-recourse mortgage loan on the property of $143.0 million in January 2017 and used the proceeds to repay a portion of the WPC loan.

CWI 2 2017 10-K – 71

Notes to Consolidated Financial Statements

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, at the dates of acquisition; as well as revenues and earnings thereon, from the respective date of acquisition through December 31, 2016 (in thousands):

	Seattle Marriott Bellevue	Le Méridien Arlington	San Jose Marriott	San Diego Marriott La Jolla	Renaissance Atlanta Midtown Hotel	Ritz-Carlton San Francisco
Acquisition Date	January 22, 2016	June 28, 2016	July 13, 2016	July 21, 2016	August 30, 2016	December 30, 2016
Cash consideration	$175,921	$54,891	$153,814	$136,782	$78,782	$272,207
Assets acquired at fair value:
Building and site improvements	$149,111	$43,643	$138,319	$110,338	$64,441	$170,370
Land	19,500	8,900	7,509	20,264	8,600	98,606
Furniture, fixtures and equipment	11,600	4,497	8,009	6,216	5,375	10,060
Intangible assets	—	—	—	—	488	—
Accounts receivable	176	41	2,286	112	164	3,053
Other assets	388	290	423	607	323	1,025
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(854)	(2,480)	(2,732)	(755)	(609)	(10,907)
Contribution from noncontrolling interest at fair value	(4,000)	—	—	—	—	—
Net assets acquired at fair value	$175,921	$54,891	$153,814	$136,782	$78,782	$272,207

	From Acquisition Dates Through December 31, 2016
Revenues	$31,471	$6,038	$22,056	$13,878	$6,117	$471
Income from operations before income taxes	$8,138	$871	$3,568	$2,622	$523	$150

CWI 2 2017 10-K – 72

Notes to Consolidated Financial Statements

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the acquisitions that we completed during the years ended December 31, 2017, 2016 and 2015, and the new financings related to these acquisitions, had occurred on January 1, 2016, 2015 and 2014, respectively, with the exception of the acquisition of and new financing related to the Seattle Marriott Bellevue, which we present as if they had occurred on July 14, 2015, the opening date of the hotel. These transactions were accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on the dates listed above, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Pro forma total revenues	$356,634	$341,679	$87,415

Pro forma net income (loss)	$1,391	$2,035	$(8,487)
Pro forma income attributable to noncontrolling interests	(991)	(3,577)	(511)
Pro forma net income (loss) attributable to CWI 2 stockholders	$400	$(1,542)	$(8,998)

Pro forma income (loss) per Class A share:
Net income (loss) attributable to CWI 2 stockholders	$260	$(827)	$(8,998)
Basic and diluted pro forma weighted-average shares outstanding	30,442,301	52,464,649	7,995,127
Basic and diluted pro forma income (loss) per share	$0.01	$(0.02)	$(1.13)

Pro forma income (loss) per Class T share:
Net income (loss) attributable to CWI 2 stockholders	$140	$(715)	$—
Basic and diluted pro forma weighted-average shares outstanding	54,686,084	30,657,538	—
Basic and diluted pro forma income (loss) per share	$—	$(0.02)	$—

The pro forma weighted-average shares outstanding were determined as if the number of shares required to raise any funds needed for the acquisitions we completed during the years ended December 31, 2017, 2016 and 2015 were issued on January 1, 2016, 2015 and 2014, respectively, with the exception of the Seattle Marriott Bellevue, which were determined as if the number of shares required were issued on July 14, 2015. We assumed that we would have issued Class A shares to raise such funds. All acquisition costs for the acquisitions we completed during the years ended December 31, 2017, 2016 and 2015 are presented as if they were incurred on January 1, 2016, 2015 and 2014, respectively, with the exception of the acquisition costs for the Seattle Marriott Bellevue, which are presented as if they were incurred on July 14, 2015.

Construction in Progress

At December 31, 2017 and 2016, construction in progress, recorded at cost, was $3.1 million and $16.0 million, respectively, and in each case related primarily to planned renovations at the San Diego Marriott La Jolla and the Renaissance Atlanta Midtown Hotel at December 31, 2017 and the Marriott Sawgrass Golf Resort & Spa at December 31, 2016 (Note 9). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. During the years ended December 31, 2017 and 2016, we capitalized $0.4 million and $0.8 million, respectively. At December 31, 2017 and 2016, accrued capital expenditures were $0.5 million and $4.4 million, respectively, representing non-cash investing activity.

CWI 2 2017 10-K – 73

Notes to Consolidated Financial Statements

Asset Retirement Obligation

We have recorded an asset retirement obligation for the removal of asbestos and environmental waste in connection with one of our Consolidated Hotels. We estimated the fair value of the asset retirement obligation based on the estimated economic life of the hotel and the estimated removal costs. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loan at the time the liability was incurred. At both December 31, 2017 and 2016, our asset retirement obligation was $0.1 million and is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Note 5. Equity Investments in Real Estate

At December 31, 2017, we owned equity interests in two Unconsolidated Hotels, one with CWI 1 and one together with CWI 1 and an unrelated third party. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

Ritz-Carlton Bacara, Santa Barbara Venture

On September 28, 2017, we formed a tenancy-in-common venture with CWI 1 to acquire the Bacara Resort & Spa for $380.0 million. We own a 60% interest in the venture and CWI 1 owns a 40% interest. Upon acquisition, the hotel was rebranded as the Ritz-Carlton Bacara, Santa Barbara and will be managed by Marriott. The venture meets the definition of joint control as all decisions with respect to the ownership, management and operation of the hotel must be made on a unanimous basis between us and CWI 1; therefore, we have accounted for our interest in this investment under the equity method of accounting. The venture obtained debt comprised of a $175.0 million senior mortgage loan with a floating annual interest rate of LIBOR plus 2.8% and a $55.0 million mezzanine loan with a floating annual interest rate of LIBOR plus 5.8%, both subject to interest rate caps. Both loans have maturity dates of September 28, 2021, with one-year extension options. We capitalized our share of acquisition costs totaling $6.9 million, including acquisition fees of $6.2 million paid to our Advisor. Our Advisor elected to receive 50% of its acquisition fees in shares of our Class A common stock and 50% in cash, which was approved by our board of directors. For the year ended December 31, 2017, $3.1 million in acquisitions fees were settled in shares of our Class A common stock.

Hurricane-Related Disruption

The Ritz-Carlton Key Biscayne was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time.

As of December 31, 2017, the estimated net book value of the property damage written-off by the Ritz-Carlton Key Biscayne Venture was $6.3 million. In addition, $1.6 million of remediation work had been performed as of December 31, 2017. The venture recorded a corresponding accrued receivable of $4.1 million for estimated insurance proceeds related to the net book value of the property damage written-off and advanced insurance proceeds of $0.2 million. For the year ended December 31, 2017, there was no net impact to our investment in the Ritz-Carlton Key Biscayne Venture under the hypothetical liquidation at book value method of accounting as a result of our priority return on the investment.

If the estimated property damage increases or there is additional remediation work incurred at the hotel, our share of equity in earnings of the venture could be impacted.

CWI 2 2017 10-K – 74

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Carrying Value at December 31,
							2017	2016
Ritz-Carlton Key Biscayne Venture (b) (c)	FL	458	19.3%	$37,559	5/29/2015	Resort	$37,154	$35,712
Ritz-Carlton Bacara, Santa Barbara Venture (d) (e)	CA	358	60%	99,386	9/28/2017	Resort	97,584	—
		816		$136,945			$134,738	$35,712
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

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

(c)	We received cash distributions of $1.3 million from this investment during the year ended December 31, 2017.

(d)	This investment represents a tenancy-in-common interest; the remaining 40% interest is owned by CWI 1.

(e)	No cash distributions were received from this investment during the year ended December 31, 2017.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the hypothetical liquidation at book value model, as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
	2017	2016	2015
Ritz-Carlton Bacara, Santa Barbara Venture	$(4,235)	$—	$—
Ritz-Carlton Key Biscayne Venture	2,753	3,063	1,846
Total equity in (losses) earnings of equity method investments in real estate	$(1,482)	$3,063	$1,846

No other-than-temporary impairment charges were recognized during either the years ended December 31, 2017 or 2016.

At December 31, 2017 and 2016, the unamortized basis differences on our equity investments were $8.0 million and $1.9 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million during both the years ended December 31, 2017 and 2016.

CWI 2 2017 10-K – 75

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity method investment entities. Amounts provided are the total amounts attributable to the ventures since our respective dates of acquisition and do not represent our proportionate share (in thousands):

	2017			2016	2015
	Total	Ritz-Carlton Bacara, Santa Barbara Venture (a)	Ritz-Carlton Key Biscayne Venture	Ritz-Carlton Key Biscayne Venture	Ritz-Carlton Key Biscayne Venture (b)
Balance Sheet – As of December 31,
Real estate, net	$646,943	$367,035	$279,908	$291,015	$279,492
Other assets	82,461	32,696	49,765	47,642	51,287
Total assets	729,404	399,731	329,673	338,657	330,779
Debt	416,335	226,636	189,699	190,039	168,503
Other liabilities	38,969	20,784	18,185	20,004	15,170
Total liabilities	455,304	247,420	207,884	210,043	183,673
Members’ equity	274,100	152,311	121,789	128,614	147,106
Percentage of ownership in equity investee		60%	19.3%	19.3%	19.3%
Pro-rata equity carrying value	114,892	91,387	23,505	24,823	28,391
Basis differential adjustment	8,026	6,197	1,829	1,901	1,834
HLBV adjustment	11,820	—	11,820	8,988	7,374
Carrying value	$134,738	$97,584	$37,154	$35,712	$37,599

	2017			2016	2015
	Total	Ritz-Carlton Bacara, Santa Barbara Venture (a)	Ritz-Carlton Key Biscayne Venture	Ritz-Carlton Key Biscayne Venture	Ritz-Carlton Key Biscayne Venture (b)
Income Statement – For the year ended December 31,
Hotel revenues	$99,800	$15,269	$84,531	$80,882	$44,079
Hotel operating expenses	95,423	18,906	76,517	72,801	42,635
Other operating expenses	59	52	7	110	2,018
Other income and (expenses)	(14,395)	(3,161)	(11,234)	(8,154)	(4,232)
Provision for income taxes	1,121	(208)	1,329	(329)	(484)
Net loss	(8,956)	(7,058)	(1,898)	(512)	(5,290)
Percentage of ownership in equity investee		60%	19.3%	19.3%	19.3%
Pro-rata equity in losses of equity method investments in real estate	(4,601)	(4,235)	(366)	(99)	(1,021)
Basis differential adjustment	(71)	—	(71)	(58)	(28)
HLBV adjustment	3,190	—	3,190	3,220	2,895
Equity in (losses) earnings of equity method investments in real estate	$(1,482)	$(4,235)	$2,753	$3,063	$1,846
___________

(a)	We purchased our 60% interest in this venture on September 28, 2017.

(b)	We purchased our 19.3% interest in this venture on May 29, 2015.

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

CWI 2 2017 10-K – 76

Notes to Consolidated Financial Statements

Derivative Assets — Our derivative assets are comprised of interest rate caps and swaps that were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market (Note 7).

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2017 or 2016. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse and limited-recourse debt, which we have classified as Level 3, had a carrying value of $831.3 million and $571.9 million at December 31, 2017 and 2016, respectively, and an estimated fair value of $831.7 million and $570.8 million at December 31, 2017 and 2016, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both December 31, 2017 and 2016.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at December 31,
	Balance Sheet Location	2017	2016
Interest rate swap	Other assets	$1,480	$816
Interest rate caps	Other assets	36	279
		$1,516	$1,095

CWI 2 2017 10-K – 77

Notes to Consolidated Financial Statements

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both December 31, 2017 and 2016, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized gains of $0.3 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swap and caps during both the years ended December 31, 2017 and 2016.

We reclassified $0.2 million and $0.7 million from Other comprehensive income (loss) on derivatives into Interest expense during the year ended December 31, 2017 and 2016, respectively.

Amounts reported in Other comprehensive income (loss) related to our interest rate swap and caps will be reclassified to Interest expense as interest expense or income is incurred on our variable-rate debt. At December 31, 2017, we estimated that $0.5 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million will be reclassified as Interest income during the next 12 months related to our interest rate swap and caps.

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

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at December 31, 2017 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	December 31, 2017
Interest rate swap	1	$100,000	$1,480
Interest rate caps	6	289,860	36
			$1,516

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2017. At December 31, 2017, our total credit exposure and the maximum exposure to any single counterparty were both $1.5 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2017, we had not been declared in default on any of our derivative obligations. At both December 31, 2017 and 2016, we had no derivatives that were in a net liability position.

CWI 2 2017 10-K – 78

Notes to Consolidated Financial Statements

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse and limited-recourse debt on our Consolidated Hotels (dollars in thousands):

			Current	Carrying Amount at December 31,
Consolidated Hotels	Interest Rate	Rate Type	Maturity Date	2017	2016
San Jose Marriott (a) (b)	4.14%	Variable	7/2019	$87,655	$87,429
Renaissance Atlanta Midtown Hotel (a) (b) (c)	4.38%, 11.38%	Variable	8/2019	46,945	46,611
Marriott Sawgrass Golf Resort & Spa (a)	5.21%	Variable	11/2019	78,000	78,000
Seattle Marriott Bellevue (a) (d) (e)	3.88%	Variable	1/2020	99,453	99,188
Le Méridien Arlington (a) (d)	4.14%	Variable	6/2020	34,645	34,502
Ritz-Carlton San Francisco	4.59%	Fixed	2/2022	142,851	—
Charlotte Marriott City Center (f)	4.53%	Fixed	6/2022	102,338	—
Courtyard Nashville Downtown	4.15%	Fixed	9/2022	54,820	41,656
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	99,772	99,725
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,850	84,824
				$831,329	$571,935
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rates in effect at December 31, 2017 through the use of an interest rate cap or swap, when applicable.

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

(e)
At December 31, 2016, this loan was limited-recourse up to a maximum of $15.0 million, which would terminate upon satisfaction of certain conditions as described in the loan agreement. During the first quarter of 2017, these conditions were met so that the limited-recourse provisions no longer apply, and as a result, this loan was considered to be a non-recourse loan at December 31, 2017.

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

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At September 30, 2017, the minimum debt service coverage ratio on both the senior mortgage loan and mezzanine loan for the Renaissance Atlanta Midtown Hotel was not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow. As of December 31, 2017, this ratio was still not met and the cash management agreement remained in effect.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. Except as discussed above, at December 31, 2017, we were in compliance with the applicable covenants for each of our mortgage loans.

CWI 2 2017 10-K – 79

Notes to Consolidated Financial Statements

Financing Activity During 2017

During the first quarter of 2017, in connection with our acquisition of the Ritz-Carlton San Francisco in December 2016, which was financed in part by a loan of $210.0 million from WPC (Note 3), we obtained a non-recourse mortgage loan of $143.0 million, with a fixed interest rate of 4.6%. The loan has a maturity date of February 1, 2022 and is interest-only for the full term. We recognized $0.2 million of deferred financing costs related to this loan. We used the proceeds of this loan to repay, in part, the loan from WPC.

During the second quarter of 2017, in connection with our acquisition of the Charlotte Marriott City Center, we obtained a non-recourse mortgage loan of $103.0 million, with a fixed interest rate of 4.5%. The loan has a maturity date of June 1, 2022 and is interest-only for the full term. We recognized $0.7 million of deferred financing costs related to this loan.

During the third quarter of 2017, we refinanced our $42.0 million non-recourse mortgage loan on the Courtyard Nashville Downtown with a new non-recourse mortgage loan of $55.9 million, with a fixed interest rate of 4.2% and term to maturity of five years. We recognized a loss on extinguishment of debt of $0.3 million related to this refinancing.

Financing Activity During 2016

In connection with our acquisition of the Seattle Marriott Bellevue hotel, we obtained a limited-recourse mortgage loan of $100.0 million, with a floating annual interest rate of LIBOR plus 2.7%, which has effectively been fixed at approximately 3.9% through an interest rate swap agreement. The mortgage loan was limited-recourse up to a maximum of $15.0 million and would terminate upon satisfaction of certain conditions as described in the loan agreement. During the first quarter of 2017, these conditions were met so that the limited-recourse provisions no longer apply. The loan is interest-only for 36 months and has a maturity date of January 22, 2020. We recorded $1.1 million of deferred financing costs related to this loan.

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

CWI 2 2017 10-K – 80

Notes to Consolidated Financial Statements

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2017 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018	$—
2019	218,395
2020	137,056
2021	4,498
2022	395,710
Thereafter through 2023	79,741
835,400
Unamortized deferred financing costs	(4,071)
Total	$831,329

Note 9. Commitments and Contingencies

At December 31, 2017, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Pursuant to the Advisory Agreement, we were liable for certain expenses related to our initial public offering which were deducted from the gross proceeds of the offering. We reimbursed Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. Our Advisor will be reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees). Active fundraising by Carey Financial ceased as of June 30, 2017, with the facilitation of the orderly processing of sales continuing through the termination of our offering on July 31, 2017. Through December 31, 2017, our Advisor incurred organization and offering costs on our behalf of approximately $9.1 million, all of which we were obligated to pay. Unpaid costs of $0.1 million were included in Due to affiliates in the consolidated financial statements at December 31, 2017.

Hotel Management Agreements

As of December 31, 2017, our Consolidated Hotel properties are operated pursuant to long-term management agreements with four different management companies, with initial terms ranging from 5 to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 2.5% to 3.0% of hotel revenues. Five of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. For the years ended December 31, 2017, 2016 and 2015, we incurred management fee expense, including amortization of deferred management fees, of $12.1 million, $6.8 million and $2.0 million, respectively.

Franchise Agreements

As of December 31, 2017, we have four franchise agreements with Marriott owned brands and one with a Hilton owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 20 to 25 years. This number excludes five hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to

CWI 2 2017 10-K – 81

Notes to Consolidated Financial Statements

4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. For the years ended December 31, 2017, 2016 and 2015, we incurred franchise fee expense, including amortization of deferred franchise fees, of $6.2 million, $4.5 million and $0.2 million, respectively.

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

At December 31, 2017, four hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that three will be completed during the second half of 2018 and one will be completed during the first half of 2019. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	December 31,
	2017	2016
Capital commitments	$20,135	$48,327
Less: paid	(6,840)	(22,981)
Unpaid commitments	13,295	25,346
Less: amounts in restricted cash designated for renovations	(11,282)	(17,582)
Unfunded commitments (a)	$2,013	$7,764
___________

(a)	Of our unfunded commitments at December 31, 2017 and 2016, approximately $2.0 million and $6.2 million, respectively, of unrestricted cash on our balance sheet was designated for renovations.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. As of December 31, 2017 and 2016, $16.5 million and $14.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements.

CWI 2 2017 10-K – 82

Notes to Consolidated Financial Statements

Note 10. Loss Per Share and Equity

Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	27,825,037	$(1,740)	$(0.06)
Class T common stock	54,686,084	(3,745)	(0.07)
Net loss attributable to CWI 2 stockholders		$(5,485)

	Year Ended December 31, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	18,936,251	$(7,940)	$(0.42)
Class T common stock	30,657,538	(13,087)	(0.43)
Net loss attributable to CWI 2 stockholders		$(21,027)

	Year Ended December 31, 2015
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	3,002,158	$(5,136)	$(1.71)
Class T common stock	4,324,054	(7,398)	(1.71)
Net loss attributable to CWI 2 stockholders		$(12,534)

The allocation of Net loss attributable to CWI 2 stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.3 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively, which is only applicable to holders of Class T common stock (Note 3). No accretion of interest on the annual distribution and shareholder servicing fee was recognized for the year ended December 31, 2015.

Transfer from Noncontrolling Interest

On March 30, 2017, we purchased the incentive membership interest in the Courtyard Nashville Downtown venture from an unaffiliated third party for $3.5 million. Our acquisition of the membership interest is accounted for as an equity transaction, and we recorded an adjustment of approximately $3.5 million to Additional paid-in capital in our consolidated statement of equity for the year ended December 31, 2017 related to the difference between the carrying value and the purchase price. No gain or loss was recognized in the consolidated statement of operations.

CWI 2 2017 10-K – 83

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of changes in Accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Years Ended December 31,
Gains and Losses on Derivative Instruments	2017	2016	2015
Beginning balance	$896	$(94)	$—
Other comprehensive income (loss) before reclassifications	265	271	(104)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	219	718	—
Total	219	718	—
Net current period other comprehensive income (loss)	484	989	(104)
Net current period other comprehensive (income) loss attributable to noncontrolling interests	(7)	1	10
Ending balance	$1,373	$896	$(94)

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents annualized cash distributions paid per share, from Inception through December 31, 2017, reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2017		2016		2015 (a)
	Class A	Class T	Class A	Class T	Class A	Class T
Ordinary income	$0.2037	$0.1649	$0.2253	$0.1837	$0.1896	$0.1559
Return of capital	0.3541	0.2866	0.3009	0.2455	—	—
Total distributions paid	$0.5578	$0.4515	$0.5262	$0.4292	$0.1896	$0.1559
___________
(a) We did not admit stockholders until May 15, 2015; therefore, no dividends were paid prior to this date.

The following table presents the quarterly per share distributions declared by our board of directors during the fourth quarter of 2017, payable in cash and in shares of our Class A and Class T common stock to stockholders of record on December 29, 2017:

Class A common stock			Class T common stock
Cash	Shares	Total	Cash	Shares	Total
$0.1410	$0.0339	$0.1749	$0.1174	$0.0339	$0.1513

These distributions were paid on January 16, 2018 in the aggregate amount of $11.0 million. Distributions that are payable in shares of our Class A and Class T common stock are recorded at par value in our consolidated financial statements.

Proceeds from Sale of Common Stock

During January of 2017 and 2016, we received proceeds totaling $0.9 million and $2.8 million, respectively, net of selling commissions and dealer manager fees, related to common shares that we sold during the years ended December 31, 2016 and 2015, respectively.

CWI 2 2017 10-K – 84

Notes to Consolidated Financial Statements

Note 11. Share-Based Payments

2015 Equity Incentive Plan

We maintain the 2015 Equity Incentive Plan, which authorizes the issuance of shares of stock-based awards to our officers, employees of the Subadvisor who perform services on our behalf and any independent directors. The 2015 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 2,000,000 shares may be granted, of which 1,909,167 shares remained available for future grants at December 31, 2017. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of this plan.

A summary of the RSU activity for the years ended December 31, 2017, 2016 and 2015 follows:

	RSU Awards
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2015	—	$10.00
Granted	30,250	10.00
Nonvested at January 1, 2016	30,250	10.00
Granted	42,260	10.53
Vested (a)	(10,083)	10.00
Forfeited	(6,274)	10.36
Nonvested at January 1, 2017	56,153	10.36
Granted	49,344	10.74
Vested (a)	(21,745)	10.31
Forfeited	(24,747)	10.57
Nonvested at December 31, 2017 (b)	59,005	$10.61
___________

(a)
RSUs generally vest over three years and are subject to continued employment. The total fair value of shares vested during the year ended December 31, 2017 and 2016 was $0.2 million and $0.1 million, respectively.

(b)
We currently expect to recognize stock-based compensation expense totaling approximately $0.4 million over the remaining vesting period. The awards to employees of the Subadvisor had a weighted-average remaining contractual term of 1.8 years at December 31, 2017.

Shares Granted to Directors

During the years ended December 31, 2017, 2016 and 2015, we also issued 15,384 shares, 10,000 shares and 12,500 shares, respectively, of Class A common stock to our independent directors, at $10.74, $10.53 and $10.00 per share, respectively, as part of their director compensation.

Stock-Based Compensation Expense

For the years ended December 31, 2017, 2016 and 2015, we recognized stock-based compensation expense related to RSU awards to employees of the Subadvisor under the 2015 Equity Incentive Plan and equity compensation issued to our independent directors aggregating $0.4 million, $0.3 million and $0.2 million, respectively. Stock-based compensation expense is included within Corporate general and administrative expenses in the consolidated financial statements.

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

CWI 2 2017 10-K – 85

Notes to Consolidated Financial Statements

The components of our provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Federal
Current	$2,787	$1,830	$423
Deferred	248	395	(180)
	3,035	2,225	243

State and Local
Current	880	509	164
Deferred	(15)	(23)	(335)
	865	486	(171)
Total Provision	$3,900	$2,711	$72

Deferred income taxes at December 31, 2017 and 2016 consist of the following (in thousands):

	At December 31,
	2017	2016
Deferred Tax Assets
Deferred revenue — key money	$1,880	$2,970
Accrued vacation payable and deferred rent	1,274	972
Net operating loss carryforwards	556	1,114
Interest expense limitation	104	—
Gift card liability	3	12
Other	437	395
Total deferred income taxes	4,254	5,463
Valuation allowance	(3,083)	(4,102)
Total deferred tax assets	1,171	1,361
Deferred Tax Liabilities
Other	(36)	(5)
Net Deferred Tax Asset	$1,135	$1,356

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Pre-tax income (loss) from taxable subsidiaries	$9,581	$4,346	$(7,172)

Federal provision at statutory tax rate	$3,353	$1,477	$(2,438)
Revaluation of deferred taxes due to Tax Cuts and Jobs Act (a)	1,857	—	—
(Income) loss not subject to federal tax	(1,102)	(1,194)	924
Valuation allowance	(1,020)	1,969	1,953
State and local taxes, net of federal provision	644	406	(381)
Other	126	30	2
Non-deductible expenses	42	23	12
Total provision	$3,900	$2,711	$72
___________

(a)
The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, lowered the U.S. corporate income tax rate from 35% to 21%. This amount reflects the net impact of the Tax Cuts and Jobs Act on our domestic TRSs.

CWI 2 2017 10-K – 86

Notes to Consolidated Financial Statements

The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. If not utilized, our federal and state and local net operating losses will begin to expire in 2036. As of December 31, 2017 and 2016, we recorded a valuation allowance of $3.1 million and $4.1 million, respectively, related to these net operating loss carryforwards and other deferred tax assets.

The net deferred tax assets in the table above are comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $1.1 million and $1.4 million at December 31, 2017 and 2016, respectively, which are included in Other assets, net in the consolidated balance sheets.

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

We had no unrecognized tax benefits at December 31, 2017 and 2016.

Our tax returns are subject to audit by taxing authorities. The statute of limitations varies by jurisdiction and ranges from three to four years. Such audits can often take years to complete and settle. The tax years 2014 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

CWI 2 2017 10-K – 87

Notes to Consolidated Financial Statements

Note 13. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2017 (a) (b)	June 30, 2017 (a) (b)	September 30, 2017 (a) (b)	December 31, 2017 (a) (b)
Revenues	$80,825	$88,040	$85,407	$86,538
Operating expenses (c)	69,277	78,355	79,790	76,575
Net income (loss)	3,799	309	(5,261)	(3,341)
(Income) loss attributable to noncontrolling interests	(2,761)	(32)	3,776	(1,974)
Net income (loss) attributable to CWI 2 stockholders	$1,038	$277	$(1,485)	$(5,315)

Class A common stock
Basic and diluted income (loss) per share (a) (d)	$0.02	$—	$(0.02)	$(0.06)
Distributions declared per share	0.1713	0.1744	0.1749	0.1749

Class T common stock
Basic and diluted income (loss) per share (a) (d)	$0.01	$—	$(0.02)	$(0.06)
Distributions declared per share	0.1450	0.1476	0.1480	0.1513

	Three Months Ended
	March 31, 2016 (a) (b)	June 30, 2016 (a) (b)	September 30, 2016 (a) (b)	December 31, 2016 (a) (b)
Revenues	$30,852	$36,961	$54,363	$55,424
Operating expenses	30,759	31,793	55,867	59,413
Net (loss) income	(2,046)	1,984	(7,447)	(9,941)
(Income) loss attributable to noncontrolling interests	(1,655)	(1,532)	31	(421)
Net (loss) income attributable to CWI 2 stockholders	$(3,701)	$452	$(7,416)	$(10,362)

Class A common stock
Basic and diluted (loss) income per share (a) (d)	$(0.10)	$0.01	$(0.14)	$(0.17)
Distributions declared per share	0.1500	0.1644	0.1713	0.1713

Class T common stock
Basic and diluted (loss) income per share (a) (d)	$(0.10)	$0.01	$(0.14)	$(0.17)
Distributions declared per share	0.1264	0.1381	0.1450	0.1450
___________

(a)
For purposes of determining the weighted-average number of shares of common stock outstanding and loss (income) per share, historical amounts have been adjusted to treat stock distributions declared and effective through our filing date as if they were outstanding as of the beginning of the periods presented.

(b)	Our results are not comparable year over year because of hotel acquisitions in 2016 and 2017.

(c)	Results include a hurricane loss of $3.8 million for the three months ended September 30, 2017.

(d)	The sum of the quarterly (loss) income per share does not agree to the annual loss per share due to the issuance of our common stock that occurred during these periods.

CWI 2 2017 10-K – 88

CAREY WATERMARK INVESTORS 2 INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2017
Valuation reserve for deferred tax assets	$4,102	$—	$(1,019)	$3,083

Year Ended December 31, 2016
Valuation reserve for deferred tax assets	$1,953	$2,149	$—	$4,102

Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$—	$1,953	$—	$1,953

CWI 2 2017 10-K – 89

CAREY WATERMARK INVESTORS 2 INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	(Decrease) Increase In Net Investments (b)	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Marriott Sawgrass Golf Resort & Spa	$78,000	$26,400	$93,551	$20,311	$(4,633)	$26,400	$109,229	$135,629	$8,598	1987	Apr. 2015	4 – 40 yrs.
Courtyard Nashville Downtown	54,820	8,500	47,443	1,992	51	8,500	49,486	57,986	3,442	1998	May 2015	4 – 40 yrs.
Embassy Suites by Hilton Denver-Downtown/Convention Center	99,772	13,000	153,358	2,761	—	13,000	156,119	169,119	8,496	2010	Nov. 2015	4 – 40 yrs.
Seattle Marriott Bellevue	99,453	19,500	149,111	62	—	19,500	149,173	168,673	7,248	2015	Jan. 2016	4 – 40 yrs.
Le Méridien Arlington	34,645	8,900	43,191	1,400	—	8,900	44,591	53,491	1,842	2007	Jun. 2016	4 – 40 yrs.
San Jose Marriott	87,655	7,509	138,319	570	—	7,509	138,889	146,398	5,127	2003	Jul. 2016	4 – 40 yrs.
San Diego Marriott La Jolla	84,850	20,264	110,300	202	38	20,264	110,540	130,804	4,121	1985	Jul. 2016	4 – 40 yrs.
Renaissance Atlanta Midtown Hotel	46,945	8,600	64,441	40	—	8,600	64,481	73,081	2,169	2009	Aug. 2016	4 – 40 yrs.
Ritz-Carlton San Francisco	142,851	98,605	170,372	970	—	98,605	171,342	269,947	4,310	1991	Dec. 2016	4 – 40 yrs.
Charlotte Marriott City Center	102,338	24,800	127,287	43	—	24,800	127,330	152,130	1,868	1983	Jun. 2017	4 – 40 yrs.
	$831,329	$236,078	$1,097,373	$28,351	$(4,544)	$236,078	$1,121,180	$1,357,258	$47,221
___________

(a)	Consists of the cost of improvements subsequent to acquisition, including construction costs primarily for renovations pursuant to our contractual obligations.

(b)	The decrease in net investment of the Marriott Sawgrass Golf Resort & Spa was related to the write-off of assets damaged by Hurricane Irma (Note 4).

(c)	A reconciliation of hotels and accumulated depreciation follows:

CWI 2 2017 10-K – 90

CAREY WATERMARK INVESTORS 2 INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Hotels
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$1,191,218	$343,067	$—
Additions	152,086	839,201	342,252
Improvements	18,587	8,950	815
Write-off of assets damaged by hurricane (Note 4)	(4,633)	—	—
Ending balance	$1,357,258	$1,191,218	$343,067

	Reconciliation of Accumulated Depreciation for Hotels
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$18,506	$3,216	$—
Depreciation expense	28,715	15,290	3,216
Ending balance	$47,221	$18,506	$3,216

At December 31, 2017, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $1.5 billion.

CWI 2 2017 10-K – 91

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2017 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making this assessment, we used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2017, our internal control over financial reporting is effective based on those criteria.

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

CWI 2 2017 10-K – 92

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2 2017 10-K – 93

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-Q filed on May 15, 2015

3.2	Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-11 (File No. 333-196681) filed on June 11, 2014

4.1	Amended and Restated Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to the registrant’s Form 10-K filed on March 14, 2016

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

10.1	Advisory Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed on May 15, 2015

10.2	Subadvisory Agreement dated February 9, 2015 between Carey Lodging Advisors, LLC, and CWA 2, LLC	Incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q filed on May 15, 2015

10.3	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q filed on May 15, 2015

10.4	2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q filed on May 15, 2015

10.5	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q filed on May 15, 2015

10.6	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-Q filed on May 15, 2015

10.7	Amended and Restated Limited Liability Company Agreement of CWI Sawgrass Holdings, LLC dated April 1, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 2, 2015

10.8	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC.	Incorporated by reference to Exhibit 10.2 to W. P. Carey Inc.’s Quarterly Report on Form 10-Q (File No. 001-13779) filed on August 7, 2015.

10.9	Amended and Restated Limited Liability Company Operating Agreement of CWI Key Biscayne Hotel, LLC, by and between CWI OP, LP and CWI 2 OP, LP dated as of May 29, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s current Report on Form 8-K filed on June 4, 2015

10.10	Contribution Agreement, by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of September 15, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 28, 2016

CWI 2 2017 10-K – 94

Exhibit No.	Description	Method of Filing
10.11
First Amendment to Contribution Agreement by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue
Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of January 22, 2016
Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 28, 2016

10.12
Agreement for Sale and Purchase of Hotel, dated as of May 26, 2016, by and between HEI Rosslyn, LLC, a Delaware limited liability company, and CWI 2 Arlington Hotel, LLC, a Delaware limited liability company
Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 5, 2016

10.13
First Amendment to Agreement for Sale and Purchase of Hotel, dated as of June 24, 2016, by and between HEI Rosslyn, LLC, a Delaware limited liability company, and CWI 2 Arlington Hotel, LLC, a Delaware limited liability company
Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 5, 2016

10.14
Purchase and Sale Agreement, dated as of May 13, 2016, by and among SP6 San Jose Hotel Owner, LLC, a Delaware limited liability company, and SP6 San Jose Hotel Lessee, LLC, a Delaware limited liability company, collectively, as Seller, and CWI 2 San Jose Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 19, 2016

10.15
Amendment to Purchase and Sale Agreement, dated as of June 13, 2016, by and among SP6 San Jose Hotel Owner, LLC, a Delaware limited liability company, and SP6 San Jose Hotel Lessee, LLC, a Delaware limited liability company, collectively, as Seller, and CWI 2 San Jose Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 19, 2016

10.16
Agreement for Purchase and Sale, dated as of May 19, 2016, by and among HEI La Jolla LLC, a Delaware limited liability company, as Seller, and CWI 2 La Jolla Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 27, 2016

10.17
First Amendment to Agreement for Purchase and Sale, dated as of June 15, 2016, by and among HEI La Jolla LLC, a Delaware limited liability company, as Seller, and CWI 2 La Jolla Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 27, 2016

10.18
Purchase and Sale Agreement, dated as of December 28, 2016, by and between RC SF Owner LLC, a Delaware limited liability company, as Seller, and CWI 2 San Francisco Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2017

10.19	Second Amendment to Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.27 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779) filed February 23, 2018

10.20	Payment Guaranty, between W.P. Carey Inc. as Lender, and Carey Watermark Investors 2 Inc. as Guarantor, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.21	Pledge and Security Agreement between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Pledgor, dated October 19, 2017	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.22	Promissory Note, between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Borrower, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

CWI 2 2017 10-K – 95

Exhibit No.	Description	Method of Filing
21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors 2 Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016 (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith

CWI 2 2017 10-K – 96

Item 16. Form 10-K Summary.

None.

CWI 2 2017 10-K – 97

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	March 26, 2018
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Medzigian	Chief Executive Officer and Director	March 26, 2018
Michael G. Medzigian	(Principal Executive Officer)

/s/ Mallika Sinha	Chief Financial Officer	March 26, 2018
Mallika Sinha	(Principal Financial Officer)

/s/ Noah K. Carter	Chief Accounting Officer	March 26, 2018
Noah K. Carter	(Principal Accounting Officer)

/s/ Jason E. Fox	Chairman of the Board and Director	March 26, 2018
Jason E. Fox

/s/ Charles S. Henry	Director	March 26, 2018
Charles S. Henry

/s/ Michael D. Johnson	Director	March 26, 2018
Michael D. Johnson

/s/ Robert E. Parsons, Jr.	Director	March 26, 2018
Robert E. Parsons, Jr.

/s/ William H. Reynolds, Jr.	Director	March 26, 2018
William H. Reynolds, Jr.

CWI 2 2017 10-K – 98

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-Q filed on May 15, 2015

3.2	Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-11 (File No. 333-196681) filed on June 11, 2014

4.1	Amended and Restated Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to the registrant’s Form 10-K filed on March 14, 2016

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

10.1	Advisory Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed on May 15, 2015

10.2	Subadvisory Agreement dated February 9, 2015 between Carey Lodging Advisors, LLC, and CWA 2, LLC	Incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q filed on May 15, 2015

10.3	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q filed on May 15, 2015

10.4	2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q filed on May 15, 2015

10.5	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q filed on May 15, 2015

10.6	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-Q filed on May 15, 2015

10.7	Amended and Restated Limited Liability Company Agreement of CWI Sawgrass Holdings, LLC dated April 1, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 2, 2015

10.8	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC.	Incorporated by reference to Exhibit 10.2 to W. P. Carey Inc.’s Quarterly Report on Form 10-Q (File No. 001-13779) filed on August 7, 2015.

10.9	Amended and Restated Limited Liability Company Operating Agreement of CWI Key Biscayne Hotel, LLC, by and between CWI OP, LP and CWI 2 OP, LP dated as of May 29, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s current Report on Form 8-K filed on June 4, 2015

10.10	Contribution Agreement, by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of September 15, 2015	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 28, 2016

CWI 2 2017 10-K – 99

Exhibit No.	Description	Method of Filing
10.11
First Amendment to Contribution Agreement by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue
Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of January 22, 2016
Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 28, 2016

10.12
Agreement for Sale and Purchase of Hotel, dated as of May 26, 2016, by and between HEI Rosslyn, LLC, a Delaware limited liability company, and CWI 2 Arlington Hotel, LLC, a Delaware limited liability company
Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 5, 2016

10.13
First Amendment to Agreement for Sale and Purchase of Hotel, dated as of June 24, 2016, by and between HEI Rosslyn, LLC, a Delaware limited liability company, and CWI 2 Arlington Hotel, LLC, a Delaware limited liability company
Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 5, 2016

10.14
Purchase and Sale Agreement, dated as of May 13, 2016, by and among SP6 San Jose Hotel Owner, LLC, a Delaware limited liability company, and SP6 San Jose Hotel Lessee, LLC, a Delaware limited liability company, collectively, as Seller, and CWI 2 San Jose Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 19, 2016

10.15
Amendment to Purchase and Sale Agreement, dated as of June 13, 2016, by and among SP6 San Jose Hotel Owner, LLC, a Delaware limited liability company, and SP6 San Jose Hotel Lessee, LLC, a Delaware limited liability company, collectively, as Seller, and CWI 2 San Jose Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 19, 2016

10.16
Agreement for Purchase and Sale, dated as of May 19, 2016, by and among HEI La Jolla LLC, a Delaware limited liability company, as Seller, and CWI 2 La Jolla Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 27, 2016

10.17
First Amendment to Agreement for Purchase and Sale, dated as of June 15, 2016, by and among HEI La Jolla LLC, a Delaware limited liability company, as Seller, and CWI 2 La Jolla Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 27, 2016

10.18
Purchase and Sale Agreement, dated as of December 28, 2016, by and between RC SF Owner LLC, a Delaware limited liability company, as Seller, and CWI 2 San Francisco Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2017

10.19	Second Amendment to Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.27 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779) filed February 23, 2018

10.2	Payment Guaranty, between W.P. Carey Inc. as Lender, and Carey Watermark Investors 2 Inc. as Guarantor, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.21	Pledge and Security Agreement between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Pledgor, dated October 19, 2017	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.22	Promissory Note, between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Borrower, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

CWI 2 2017 10-K – 100

Exhibit No.	Description	Method of Filing
21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors 2 Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016 (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith

CWI 2 2017 10-K – 101