Form 10-Q
period 2018-03-31
Carey Watermark Investors 2 Inc
filed 2018-05-14
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Registrant has 30,185,002 shares of Class A common stock, $0.001 par value, and 58,849,783 shares of Class T common stock, $0.001 par value, outstanding at May 4, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of Hurricane Irma on certain hotels, including the condition of the properties, cost estimate and the timing of resumption of operations. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 27, 2018, or the 2017 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 2 3/31/2018 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Investments in real estate:
Hotels, at cost	$1,452,215	$1,448,030
Accumulated depreciation	(78,844)	(68,088)
Net investments in hotels	1,373,371	1,379,942
Equity investments in real estate	133,572	134,738
Cash	69,321	68,527
Restricted cash	31,168	29,582
Accounts receivable	25,799	17,592
Other assets	10,794	11,467
Total assets	$1,644,025	$1,641,848
Liabilities and Equity
Non-recourse debt, net	$831,686	$831,329
Due to related parties and affiliates	1,845	1,726
Accounts payable, accrued expenses and other liabilities	68,663	66,053
Distributions payable	10,978	10,955
Total liabilities	913,172	910,063
Commitments and contingencies (Note 9)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 30,035,758 and 29,510,914 shares, respectively, issued and outstanding	29	29
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 58,483,227 and 57,871,712 shares, respectively, issued and outstanding	58	58
Additional paid-in capital	817,240	807,377
Distributions and accumulated losses	(117,281)	(104,809)
Accumulated other comprehensive income	2,155	1,373
Total stockholders’ equity	702,201	704,028
Noncontrolling interests	28,652	27,757
Total equity	730,853	731,785
Total liabilities and equity	$1,644,025	$1,641,848

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2018 10-Q – 3

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Hotel Revenues
Rooms	$60,589	$51,906
Food and beverage	25,215	24,752
Other operating revenue	5,375	4,167
Total Hotel Revenues	91,179	80,825
Operating Expenses
Hotel Expenses
Rooms	14,043	12,115
Food and beverage	17,552	16,336
Other hotel operating expenses	1,337	1,508
Sales and marketing	7,796	6,873
General and administrative	7,839	7,122
Property taxes, insurance, rent and other	5,372	4,753
Management fees	3,102	2,872
Repairs and maintenance	2,980	2,595
Utilities	2,184	1,847
Depreciation and amortization	11,336	9,780
Total Hotel Expenses	73,541	65,801

Other Operating Expenses
Asset management fees to affiliate and other expenses	2,581	2,044
Corporate general and administrative expenses	1,812	1,432
Gain on hurricane-related property damage	(312)	—
Total Other Operating Expenses	4,081	3,476
Operating Income	13,557	11,548
Other Income and (Expenses)
Interest expense	(9,935)	(7,809)
Equity in (losses) earnings of equity method investments in real estate	(1,857)	744
Other income	94	19
Total Other Income and (Expenses)	(11,698)	(7,046)
Income from Operations Before Income Taxes	1,859	4,502
Provision for income taxes	(275)	(703)
Net Income	1,584	3,799
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,455 and $1,607, respectively)	(3,078)	(2,761)
Net (Loss) Income Attributable to CWI 2 Stockholders	$(1,494)	$1,038

Class A Common Stock
Net (loss) income attributable to CWI 2 Stockholders	$(453)	$395
Basic and diluted weighted-average shares outstanding	29,821,184	24,284,965
Basic and diluted (loss) income per share	$(0.02)	$0.02
Distributions Declared Per Share	$0.1749	$0.1713

Class T Common Stock
Net (loss) income attributable to CWI 2 Stockholders	$(1,041)	$643
Basic and diluted weighted-average shares outstanding	58,381,308	46,283,107
Basic and diluted (loss) income per share	$(0.02)	$0.01
Distributions Declared Per Share	$0.1492	$0.1450

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2018 10-Q – 4

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net Income	$1,584	$3,799
Other Comprehensive Income
Unrealized gain on derivative instruments	794	173
Comprehensive Income	2,378	3,972

Amounts Attributable to Noncontrolling Interests
Net income	(3,078)	(2,761)
Unrealized gain on derivative instruments	(12)	(2)
Comprehensive income attributable to noncontrolling interests	(3,090)	(2,763)
Comprehensive (Loss) Income Attributable to CWI 2 Stockholders	$(712)	$1,209

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2018 10-Q – 5

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2018 and 2017
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	29,510,914	$29	57,871,712	$58	$807,377	$(104,809)	$1,373	$704,028	$27,757	$731,785
Net (loss) income						(1,494)		(1,494)	3,078	1,584
Shares issued, net of offering costs	200,547	—	428,847	—	7,309			7,309		7,309
Shares issued to affiliates	233,969	—			2,513			2,513		2,513
Distributions to noncontrolling interests								—	(2,195)	(2,195)
Shares issued under share incentive plans	—	—			70			70		70
Stock dividends issued	93,149	—	182,668	—				—		—
Distributions declared ($0.1749 and $0.1492 per share to Class A and Class T, respectively)						(10,978)		(10,978)		(10,978)
Other comprehensive income							782	782	12	794
Repurchase of shares	(2,821)	—	—	—	(29)			(29)		(29)
Balance at March 31, 2018	30,035,758	$29	58,483,227	$58	$817,240	$(117,281)	$2,155	$702,201	$28,652	$730,853

Balance at January 1, 2017	22,414,128	$22	40,447,362	$40	$573,135	$(59,115)	$896	$514,978	$35,131	$550,109
Net income						1,038		1,038	2,761	3,799
Shares issued, net of offering costs	4,793,933	5	14,091,842	15	189,320			189,340		189,340
Shares issued to affiliates	163,111	—			1,717			1,717		1,717
Distributions to noncontrolling interests								—	(3,359)	(3,359)
Shares issued under share incentive plans					57			57		57
Purchase of membership interest from noncontrolling interest					(3,524)			(3,524)		(3,524)
Stock dividends issued	67,947	—	118,821	—				—		—
Distributions declared ($0.1713 and $0.1450 per share to Class A and Class T, respectively)						(8,446)		(8,446)		(8,446)
Other comprehensive income							171	171	2	173
Repurchase of shares	(52)	—	(41)	—	(1)			(1)		(1)
Balance at March 31, 2017	27,439,067	$27	54,657,984	$55	$760,704	$(66,523)	$1,067	$695,330	$34,535	$729,865

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2018 10-Q – 6

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows — Operating Activities
Net income	$1,584	$3,799
Adjustments to net income:
Depreciation and amortization	11,336	9,780
Asset management fees to affiliates settled in shares	2,579	1,945
Equity in losses (earnings) of equity method investment in real estate in excess of distributions received	1,857	(19)
Amortization of deferred key money, deferred financing costs and other	308	276
Gain on hurricane-related property damage	(312)	—
Amortization of stock-based compensation	70	57
Net changes in other assets and liabilities	(3,880)	(6,714)
Increase (decrease) in due to related parties and affiliates	339	(7,478)
Funding of hurricane-related remediation work	(87)	—
Receipt of key money and other deferred incentive payments	—	2,688
Net Cash Provided by Operating Activities	13,794	4,334

Cash Flows — Investing Activities
Capital expenditures	(2,950)	(5,695)
Capital contributions to equity investment in real estate	(486)	—
Net Cash Used in Investing Activities	(3,436)	(5,695)

Cash Flows — Financing Activities
Distributions paid	(10,955)	(7,192)
Proceeds from issuance of shares, net of offering costs	5,207	197,032
Distributions to noncontrolling interests	(2,195)	(3,359)
Repurchase of shares	(29)	(1)
Deferred financing costs	(6)	(183)
Repayment of notes payable to affiliate	—	(210,000)
Proceeds from mortgage financing	—	143,000
Purchase of membership interest from noncontrolling interest	—	(3,524)
Deposits released for mortgage financing	—	1,510
Net Cash (Used in) Provided by Financing Activities	(7,978)	117,283

Change in Cash and Restricted Cash During the Period
Net increase in cash and restricted cash	2,380	115,922
Cash and restricted cash, beginning of period	98,109	99,793
Cash and restricted cash, end of period	$100,489	$215,715

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2018 10-Q – 7

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

We held ownership interests in 12 hotels at March 31, 2018, including ten hotels that we consolidate, or our Consolidated Hotels, and two hotels that we record as equity investments, or our Unconsolidated Hotels.

Public Offering

We raised offering proceeds in our initial public offering of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock. The offering commenced on May 22, 2014 and closed on July 31, 2017. In addition, from inception through March 31, 2018, $14.3 million and $26.8 million of distributions were reinvested in our Class A and Class T common stock, respectively, as a result of our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from our offering.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2017, which are included in our 2017 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

CWI 2 3/31/2018 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

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

At both March 31, 2018 and December 31, 2017, we considered four entities to be VIEs, of which we consolidated three, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	March 31, 2018	December 31, 2017
Net investments in hotels	$575,948	$579,206
Total assets	618,366	617,207

Non-recourse debt, net	$320,374	$320,304
Total liabilities	351,206	350,249

Accounting Policy Update

Distributions from Equity Method Investments — We classify distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Restricted Cash — In connection with our adoption of Accounting Standards Update, or ASU, 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as described below, we revised our consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows. As a result, we retrospectively revised prior periods presented to conform to the current period presentation. Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt to fund planned renovations and improvements (including at hotels damaged by Hurricane Irma), property taxes, insurance, and normal replacement of furniture, fixtures and equipment at our hotels. The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2018	December 31, 2017
Cash	$69,321	$68,527
Restricted cash	31,168	29,582
Total cash and restricted cash	$100,489	$98,109

CWI 2 3/31/2018 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

Pronouncements Adopted as of March 31, 2018

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective method. We performed a comprehensive evaluation of the impact of the new standard across our revenue streams, and determined that the timing of revenue recognition and its classification in our consolidated financial statements will remain substantially unchanged.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, (iv) distributions received from equity method investees and (v) separately identifiable cash flows and application of the predominance principle. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-15 did not have an impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. See Restricted Cash above for additional information.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. We adopted this guidance for our interim and annual periods beginning January 1, 2018. We have had no acquisitions since the adoption of this guidance, however, we expect that certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect the capitalization of acquisition costs (such costs are expensed for business combinations and capitalized for asset acquisitions).

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. We adopted this guidance for our interim and annual periods beginning January 1, 2018. We will appropriately apply the guidance to prospective disposals of nonfinancial assets within the scope of Subtopic 610- 20.

CWI 2 3/31/2018 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Pronouncements to be Adopted after March 31, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Additionally, the new standard requires extensive quantitative and qualitative disclosures. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We will adopt this guidance for our interim and annual periods beginning January 1, 2019. We have not yet completed our analysis on this new standard, but we believe the application of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet for each of our ground leases at fair value upon adoption.

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

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our Advisor, which we refer to herein as the Advisory Agreement, to perform certain services for us under a fee arrangement, including managing our overall business, our investments and certain administrative duties. The Advisory Agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor also has a subadvisory agreement with the Subadvisor, which we refer to herein as the Subadvisory Agreement, whereby our Advisor pays 25% of the fees that it earns under the Advisory Agreement and Available Cash Distributions and 30% of the subordinated incentive distributions to the Subadvisor in return for certain personnel services.

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended March 31,
	2018	2017
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$2,579	$1,945
Available Cash Distributions	1,455	1,607
Personnel and overhead reimbursements	996	875
Interest expense	—	332
Accretion of interest on annual distribution and shareholder servicing fee (a)	—	109
Acquisition fees	—	22
	$5,030	$4,890

Other Transaction Fees Incurred
Organization and offering costs	$—	$589
Selling commissions and dealer manager fees	—	11,428
Annual distribution and shareholder servicing fee (a)	—	8,347
	$—	$20,364
___________

CWI 2 3/31/2018 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

(a)
Starting with the third quarter 2017 distribution and shareholder servicing fee (which was paid in October 2017), we began making payments directly to selected dealers rather than through Carey Financial, LLC, or Carey Financial, a subsidiary of WPC and the former dealer manager of our offering, therefore this activity is no longer considered a related party transaction.

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	March 31, 2018	December 31, 2017
Amounts Due to Related Parties and Affiliates
Asset management fees and other to our Advisor	$944	$877
Reimbursable costs to our Advisor	896	768
Other amounts due to related parties and affiliates	5	—
Organization and offering costs to our Advisor	—	81
	$1,845	$1,726

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, both as defined in the Advisory Agreement. If our Advisor elects to receive all or a portion of its fees in shares of our Class A common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, for Class A shares. For the three months ended March 31, 2018 and 2017, $2.5 million and $1.7 million, respectively, in asset management fees were settled in shares of our Class A common stock. At March 31, 2018, our Advisor owned 1,799,545 shares (2.0%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements.

Acquisition Fees to our Advisor

We pay our Advisor acquisition fees of 2.5% of the total investment cost of the properties acquired, as defined in our Advisory Agreement, including on our proportionate share of equity method investments and loans originated by us. The total fees to be paid may not exceed 6% of the aggregate contract purchase price of all investments, as measured over a period specified in our Advisory Agreement.

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

CWI 2 3/31/2018 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Selling Commissions and Dealer Manager Fees

Pursuant to our former dealer manager agreement with Carey Financial, Carey Financial received a selling commission for sales of our Class A and Class T common stock. During the three months ended March 31, 2017, Carey Financial received a selling commission of $0.82 and $0.22 per share sold and a dealer manager fee of $0.35 and $0.30 per share sold for the Class A and Class T common stock, respectively. In connection with the extension of our initial public offering in 2017, we adjusted our offering prices in April 2017 to reflect our NAVs as of December 31, 2016, with a selling commission of $0.84 and $0.23 per share sold and a dealer manager fee of $0.36 and $0.31 per share sold for the Class A and Class T common stock, respectively, which were paid through the termination of our offering on July 31, 2017. The selling commissions were re-allowed and a portion of the dealer manager fees could have been re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements. During the three months ended March 31, 2017, we paid selling commissions and dealer manager fees totaling $11.5 million. No such fees were paid during the three months ended March 31, 2018.

We also pay an annual distribution and shareholder servicing fee in connection with our Class T common stock. The amount of the distribution and shareholder servicing fee is 1.0% of the amount of our NAV per Class T common stock. The distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the distribution and shareholder servicing fee after July 31, 2023; the fees may end sooner if the total underwriting compensation paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that date. During the three months ended March 31, 2017, $8.3 million of distribution and shareholder servicing fees were charged to stockholders’ equity and $1.0 million of such fees were paid to Carey Financial, which it may have re-allowed to selected dealers. Beginning with the payment for the third quarter of 2017, which was paid in October 2017, the distribution and shareholder servicing fee was paid by us directly to selected dealers rather than through Carey Financial, therefore this activity is no longer considered a related party transaction. There is no change in the amount of distribution and shareholder servicing fees that we incur.

Organization and Offering Costs

Pursuant to the Advisory Agreement, we were liable for certain expenses related to our public offering, which were deducted from the gross proceeds of the offering. We reimbursed Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. Our Advisor was reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees), which terminated on July 31, 2017. Through March 31, 2018, our Advisor incurred organization and offering costs on our behalf of approximately $9.1 million, all of which we were obligated to pay and had paid as of March 31, 2018.

During the offering period, costs incurred in connection with raising of capital were recorded as deferred offering costs. Upon receipt of offering proceeds, we charged the deferred offering costs to stockholders’ equity. During the three months ended March 31, 2017, $1.0 million of deferred offering costs were charged to stockholders’ equity. No such costs were charged to stockholders’ equity during the three months ended March 31, 2018.

Other Transactions with Affiliates

On October 19, 2017, we entered into a $25.0 million secured credit facility with WPC to fund our working capital needs, which we refer to as the Working Capital Facility, and all previous authorizations regarding loans from WPC were terminated. The loan bears interest at the London Interbank Offered Rate, or LIBOR, plus 1.0% and matures on the earlier of December 31, 2018 and the expiration or termination of the Advisory Agreement. We serve as guarantor of the Working Capital Facility and have pledged our unencumbered equity interest in certain properties as collateral, as further described in the related pledge and security agreement. As of the date of this Report, no amounts are outstanding under the Working Capital Facility.

Jointly Owned Investments

At March 31, 2018, we owned interests in three jointly owned investments with our affiliate CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third-party also owns an interest in the Ritz-Carlton Key Biscayne. CWI 1 is a publicly owned, non-listed REIT that is also advised by our Advisor and invests in lodging and lodging-related properties. See Note 5 for further discussion.

CWI 2 3/31/2018 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Buildings	$1,092,824	$1,092,315
Land	236,078	236,078
Furniture, fixtures and equipment	87,747	87,664
Building and site improvements	29,126	28,865
Construction in progress	6,440	3,108
Hotels, at cost	1,452,215	1,448,030
Less: Accumulated depreciation	(78,844)	(68,088)
Net investments in hotels	$1,373,371	$1,379,942

During the three months ended March 31, 2018, we retired fully depreciated furniture, fixtures and equipment aggregating $0.6 million.

Hurricane-Related Disruption

Hurricane Irma made landfall in September 2017, impacting one of our Consolidated Hotels, the Marriott Sawgrass Golf Resort & Spa, which sustained damage and was forced to close for a short period of time.

During the three months ended March 31, 2018, we recognized a $0.3 million hurricane gain from the Marriott Sawgrass Golf Resort & Spa, comprised of: a $0.9 million gain resulting from a change in our estimate of the total damage incurred at the property, partially offset by a $0.6 million loss resulting from pre-existing damage (which was discovered as a result of the hurricane and is not covered by insurance). During the first quarter of 2018, the venture recorded a $0.6 million net increase to our fixed assets, reduced the total remediation work costs incurred by $0.3 million and reduced our insurance receivable by $0.6 million.

We are still assessing the impact of the hurricane on the Marriott Sawgrass Golf Resort & Spa; the final net book value write-offs could vary significantly from our estimates. Any changes to property damage estimates will be recorded in the periods in which they are determined, and any additional remediation work will be recorded in the periods in which it is performed.

Construction in Progress

At March 31, 2018 and December 31, 2017, construction in progress, recorded at cost, was $6.4 million and $3.1 million, respectively, and in each case related primarily to planned renovations at the San Diego Marriott La Jolla and the Renaissance Atlanta Midtown Hotel (Note 9). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized less than $0.1 million and $0.3 million of such costs during the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, accrued capital expenditures were $1.8 million and $0.5 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At March 31, 2018, we owned equity interests in two Unconsolidated Hotels, one with CWI 1 and one together with CWI 1 and an unrelated third party. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

CWI 2 3/31/2018 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

Hurricane-Related Disruption

The Ritz-Carlton Key Biscayne was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time. During the first quarter of 2018 the venture recorded a $2.9 million net increase to fixed assets, incurred additional costs as a result of remediation work performed totaling $0.1 million and reduced its insurance receivable by $2.8 million, representing a change in estimate of the total damage incurred at the hotel.

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Carrying Value at
							March 31, 2018	December 31, 2017
Ritz-Carlton Key Biscayne Venture (b) (c)	FL	451	19.3%	$37,559	5/29/2015	Resort	$38,221	$37,154
Ritz-Carlton Bacara, Santa Barbara Venture (d) (e)	CA	358	60.0%	99,386	9/28/2017	Resort	95,351	97,584
		809		$136,945			$133,572	$134,738
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

(b)
CWI 1 acquired a 47.4% interest in the venture on the same date.  The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 149 condo-hotel units that participate in the resort rental program. This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

(c)	No cash distributions were received from this investment during the three months ended March 31, 2018.

(d)	This investment represents a tenancy-in-common interest; the remaining 40% interest is owned by CWI 1.

(e)	No cash distributions were received from this investment during the three months ended March 31, 2018.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the hypothetical liquidation at book value model, as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Unconsolidated Hotels	2018	2017
Ritz-Carlton Bacara, Santa Barbara Venture	$(2,923)	$—
Ritz-Carlton Key Biscayne Venture	1,066	744
Total equity in (losses) earnings of equity method investments in real estate	$(1,857)	$744

No other-than-temporary impairment charges were recognized during the three months ended March 31, 2018 and 2017.

At March 31, 2018 and December 31, 2017, the unamortized basis differences on our equity investments were $7.9 million and $8.0 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by less than $0.1 million during both the three months ended March 31, 2018 and 2017.

CWI 2 3/31/2018 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

The following tables present combined summarized financial information of our equity investments in real estate. Amounts provided are the total amounts attributable to the venture and does not represent our proportionate share (in thousands):

	March 31, 2018	December 31, 2017
Real estate, net	$646,636	$646,943
Other assets	96,792	82,461
Total assets	743,428	729,404
Debt	416,395	416,335
Other liabilities	50,272	38,969
Total liabilities	466,667	455,304
Members’ equity	$276,761	$274,100

	Three Months Ended March 31,
	2018	2017
Revenues	$51,147	$27,875
Expenses	(49,656)	(24,010)
Net income attributable to equity method investments	$1,491	$3,865

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three months ended March 31, 2018 or 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $831.7 million and $831.3 million at March 31, 2018 and December 31, 2017, respectively, and an estimated fair value of $827.2 million and $831.7 million at March 31, 2018 and December 31, 2017, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both March 31, 2018 and December 31, 2017.

CWI 2 3/31/2018 10-Q – 16

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

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include: (i) a counterparty to a hedging arrangement defaulting on its obligation and (ii) a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment, as well as the approval, reporting and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at
	Balance Sheet Location	March 31, 2018	December 31, 2017
Interest rate swap	Other assets	$1,941	$1,480
Interest rate caps	Other assets	133	36
		$2,074	$1,516

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both March 31, 2018 and December 31, 2017, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized gains of $0.9 million and $0.1 million in Other comprehensive income on derivatives in connection with our interest rate swap and caps during the three months ended March 31, 2018 and 2017, respectively.

We reclassified less than $0.1 million and $0.1 million from Other comprehensive income on derivatives into Interest expense during the three months ended March 31, 2018 and 2017, respectively.

Amounts reported in Other comprehensive income related to our interest rate swap and caps will be reclassified to Interest expense as interest expense or income is incurred on our variable-rate debt. At March 31, 2018, we estimated that $0.9 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million, will be reclassified as Interest income during the next 12 months related to our interest rate swap and caps.

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

CWI 2 3/31/2018 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

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

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at March 31, 2018 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	March 31, 2018
Interest rate swap	1	$100,000	$1,941
Interest rate caps	6	289,620	133
			$2,074

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2018. At March 31, 2018, our total credit exposure was $2.1 million and the maximum exposure to any single counterparty was $2.0 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2018, we had not been declared in default on any of our derivative obligations. At both March 31, 2018 and December 31, 2017, we had no derivatives that were in a net liability position.

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotels (dollars in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	March 31, 2018	December 31, 2017
San Jose Marriott (a) (b)	4.46%	Variable	7/2019	$87,711	$87,655
Renaissance Atlanta Midtown Hotel (a) (b) (c)	4.69%, 11.69%	Variable	8/2019	47,028	46,945
Marriott Sawgrass Golf Resort & Spa (a)	5.51%	Variable	11/2019	77,994	78,000
Seattle Marriott Bellevue (a) (d)	3.88%	Variable	1/2020	99,519	99,453
Le Méridien Arlington (a) (d)	4.46%	Variable	6/2020	34,680	34,645
Ritz-Carlton San Francisco	4.59%	Fixed	2/2022	142,861	142,851
Charlotte Marriott City Center	4.53%	Fixed	6/2022	102,376	102,338
Courtyard Nashville Downtown	4.15%	Fixed	9/2022	54,877	54,820
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	99,783	99,772
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,857	84,850
				$831,686	$831,329
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rates in effect at March 31, 2018 through the use of an interest rate cap or swap, as applicable.

(b)	These mortgage loans have two one-year extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(c)
This debt is comprised of a $34.0 million senior mortgage loan with a floating annual interest rate of LIBOR plus 3.0% and a $13.5 million mezzanine loan with a floating annual interest rate of LIBOR plus 10.0%, both subject to interest rate caps. Both loans have a maturity date of August 30, 2019.

CWI 2 3/31/2018 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

(d)	These mortgage loans each have a one-year extension option, which are subject to certain conditions. The maturity dates in the table do not reflect the extension option.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At September 30, 2017, the minimum debt service coverage ratio on both the senior mortgage loan and mezzanine loan for the Renaissance Atlanta Midtown Hotel was not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow. As of March 31, 2018, this ratio was still not met and the cash management agreement remained in effect.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. Except as discussed above, at March 31, 2018, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2018, each of the next four calendar years following December 31, 2018 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018 (remainder)	$—
2019	218,395
2020	137,056
2021	4,498
2022	395,710
Thereafter through 2023	79,741
835,400
Unamortized deferred financing costs	(3,714)
Total	$831,686

Note 9. Commitments and Contingencies

At March 31, 2018, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Hotel Management Agreements

As of March 31, 2018, our Consolidated Hotel properties are operated pursuant to long-term management agreements with four different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 2.5% to 3.0% of hotel revenues. Five of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after we have received a priority return on our investment in the hotel. For the three months ended March 31, 2018 and 2017, we incurred management fee expense, including amortization of deferred management fees, of $3.1 million and $2.9 million, respectively.

CWI 2 3/31/2018 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Franchise Agreements

As of March 31, 2018, we have four franchise agreements with Marriott-owned brands and one with a Hilton-owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 20 to 25 years (excluding five hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above). Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. For the three months ended March 31, 2018 and 2017, we incurred franchise fee expense, including amortization of deferred franchise fees, of $1.5 million and $1.4 million, respectively.

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

At March 31, 2018, five hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that two will be completed during the second half of 2018, two will be completed during 2019 and one will be completed during 2020. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	March 31, 2018	December 31, 2017
Capital commitments	$20,035	$20,135
Less: amounts paid	(3,601)	(6,840)
Unpaid commitments	16,434	13,295
Less: amounts in restricted cash designated for renovations	(13,176)	(11,282)
Unfunded commitments (a)	$3,258	$2,013
___________

(a)
Of our unfunded commitments at March 31, 2018 and December 31, 2017, approximately $1.6 million and $2.0 million, respectively, of unrestricted cash on our balance sheet was designated for renovations.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At March 31, 2018 and December 31, 2017, $18.4 million and $16.5 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements.

CWI 2 3/31/2018 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Note 10. (Loss) Income Per Share and Equity

(Loss) Income Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of (Loss)	Basic and Diluted (Loss) Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share
Class A common stock	29,821,184	$(453)	$(0.02)	24,284,965	$395	$0.02
Class T common stock	58,381,308	(1,041)	(0.02)	46,283,107	643	0.01
Net (loss) income attributable to CWI 2 stockholders		$(1,494)			$1,038

The allocation of Net (loss) income attributable to CWI 2 stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for each respective period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively (Note 3).

Transfer from Noncontrolling Interest

On March 30, 2017, we purchased the incentive membership interest in the Courtyard Nashville Downtown venture from an unaffiliated third party for $3.5 million. Our acquisition of the membership interest is accounted for as an equity transaction, and we recorded an adjustment of approximately $3.5 million to Additional paid-in capital in our consolidated statement of equity for the three months ended March 31, 2017 related to the difference between the carrying value and the purchase price. No gain or loss was recognized in the consolidated statement of operations.

Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents a reconciliation of changes in Accumulated other comprehensive income by component for the periods presented (in thousands):

	Three Months Ended March 31,
Gains and Losses on Derivative Instruments	2018	2017
Beginning balance	$1,373	$896
Other comprehensive income before reclassifications	858	53
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	(64)	120
Total	(64)	120
Net current period other comprehensive income	794	173
Net current period other comprehensive income attributable to noncontrolling interests	(12)	(2)
Ending balance	$2,155	$1,067

Distributions

The following table presents the quarterly per share distributions declared by our board of directors for the first quarter of 2018, payable in cash and in shares of our Class A and Class T common stock to stockholders of record on March 29, 2018:

Class A common stock			Class T common stock
Cash	Shares	Total	Cash	Shares	Total
$0.1410	$0.0339	$0.1749	$0.1153	$0.0339	$0.1492

These distributions were paid on April 16, 2018 in the aggregate amount of $11.0 million. Our distributions that are payable in shares of our Class A and Class T common stock are recorded at par value in our consolidated financial statements.

CWI 2 3/31/2018 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2018. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2018 and 2017. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.
Certain of our subsidiaries have elected taxable REIT subsidiary, or TRS, status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three months ended March 31, 2018 and 2017. Current income tax expense was $0.5 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.
Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. In December 2017, the Tax Cuts and Jobs Act was enacted, which reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Tax reform also contained other provisions that may have an impact on the future realizability of our deferred tax assets. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. Provision for income taxes included net deferred income tax benefits of $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

CWI 2 3/31/2018 10-Q – 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2017 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2017 Annual Report, we are a publicly-owned, non-listed REIT that invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties. At March 31, 2018, we held ownership interests in 12 hotels, with a total of 4,424 rooms.

We have fully invested our offering proceeds in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and hotel renovations. We have invested and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Net Asset Values

Our Advisor calculated our NAVs as of year-end by relying in part on appraisals of the fair market value of our real estate portfolio and estimates of the fair market value of our mortgage debt, both provided by independent third parties as of December 31, 2017. The net amount was then adjusted for estimated disposition fees payable to our advisor and our other net assets and liabilities at the same date. The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. Our NAVs as of December 31, 2017 were $11.11 per Class A share and Class T share; please see our Current Report on Form 8-K dated April 11, 2018 for additional information regarding the calculation of our NAVs.

CWI 2 3/31/2018 10-Q – 23

Financial and Operating Highlights

(Dollars in thousands, except average daily rate, or ADR, and revenue per available room, or RevPAR)

	Three Months Ended March 31,
	2018	2017
Hotel revenues	$91,179	$80,825
Gain on hurricane-related property damage	(312)	—
Net (loss) income attributable to CWI 2 stockholders	(1,494)	1,038

Cash distributions paid	10,955	7,192

Net cash provided by operating activities	13,794	4,334
Net cash used in investing activities (a)	(3,436)	(5,695)
Net cash (used in) provided by financing activities (a)	(7,978)	117,283

Supplemental Financial Measures: (b)
FFO attributable to CWI 2 stockholders	10,722	10,031
MFFO attributable to CWI 2 stockholders	10,549	10,038

Consolidated Hotel Operating Statistics
Occupancy	78.1%	77.8%
ADR	$238.31	$233.93
RevPAR	186.23	181.99
___________

(a)
On January 1, 2018, we adopted ASU 2016-18, which revised how certain items are presented in the consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash used in investing activities and Net cash (used in) provided by financing activities within our consolidated statements of cash flows for the three months ended March 31, 2017, as described in Note 2.

(b)
We consider the performance metrics listed above, including funds from operations, or FFO, and modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At March 31, 2018, we owned ten Consolidated Hotels as compared to nine Consolidated Hotels at March 31, 2017.

CWI 2 3/31/2018 10-Q – 24

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

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at March 31, 2018 (a)
Consolidated Hotels
2015 Acquisitions
Marriott Sawgrass Golf Resort & Spa (a) (b)	FL	514	50%	$24,764	4/1/2015	Resort	Completed
Courtyard Nashville Downtown	TN	192	100%	58,498	5/1/2015	Select-Service	Completed/ Planned future
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	168,809	11/4/2015	Full-Service	Completed
2016 Acquisitions
Seattle Marriott Bellevue	WA	384	95.4%	175,921	1/22/2016	Full-Service	None planned
Le Méridien Arlington	VA	154	100%	54,891	6/28/2016	Full-Service	Completed
San Jose Marriott	CA	510	100%	153,814	7/13/2016	Full-Service	Planned future
San Diego Marriott La Jolla	CA	372	100%	136,782	7/21/2016	Full-Service	Planned future
Renaissance Atlanta Midtown Hotel	GA	304	100%	78,782	8/30/2016	Full-Service	Planned future
Ritz-Carlton San Francisco	CA	336	100%	272,207	12/30/2016	Full-Service	Planned future
2017 Acquisition
Charlotte Marriott City Center	NC	446	100%	168,884	6/1/2017	Full-Service	None planned
		3,615		$1,293,352
Unconsolidated Hotels
Ritz-Carlton Key Biscayne (a) (c)	FL	451	19.3%	$37,559	5/29/2015	Resort	Completed
Ritz-Carlton Bacara, Santa Barbara (d)	CA	358	60%	99,386	9/28/2017	Resort	Planned future
		809		$136,945
_________

(a)	Status excludes any renovation work to be undertaken as a result of Hurricane Irma.

(b)	The remaining 50% interest in this venture is owned by CWI 1. Our initial investment presented is net of $66.7 million of debt assumed at acquisition.

(c)
A 47.4% interest in this venture is owned by CWI 1. The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 149 condo-hotel units that participate in the resort rental program.

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

CWI 2 3/31/2018 10-Q – 25

The comparability of our results year over year are impacted by, among other factors, the timing of acquisition activity and of any renovation-related activity.

The following table presents our comparative results of operations (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Hotel Revenues	$91,179	$80,825	$10,354

Hotel Expenses	73,541	65,801	7,740

Other Operating Expenses
Asset management fees to affiliate and other expenses	2,581	2,044	537
Corporate general and administrative expenses	1,812	1,432	380
Gain on hurricane-related property damage	(312)	—	(312)
Total Other Operating Expenses	4,081	3,476	605

Operating Income	13,557	11,548	2,009

Other Income and (Expenses)
Interest expense	(9,935)	(7,809)	(2,126)
Equity in (losses) earnings of equity method investments in real estate	(1,857)	744	(2,601)
Other income	94	19	75
Total Other Income and (Expenses)	(11,698)	(7,046)	(4,652)

Income from Operations Before Income Taxes	1,859	4,502	(2,643)
Provision for income taxes	(275)	(703)	428
Net Income	1,584	3,799	(2,215)
Income attributable to noncontrolling interests	(3,078)	(2,761)	(317)
Net (Loss) Income Attributable to CWI 2 Stockholders	$(1,494)	$1,038	$(2,532)
Supplemental Financial Measure:(a)
MFFO Attributable to CWI 2 Stockholders	$10,549	$10,038	$511
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

Our Same Store Hotels are comprised of our 2015 Acquisitions and 2016 Acquisitions and our Recently Acquired Hotels are comprised of our 2017 Acquisition.

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three months ended March 31, 2018 and 2017 for our Same Store Hotels.

	Three Months Ended March 31,
Same Store Hotels	2018	2017
Occupancy Rate	78.9%	77.8%
ADR	$239.95	$233.93
RevPAR	189.34	181.99

CWI 2 3/31/2018 10-Q – 26

Hotel Revenues

For the three months ended March 31, 2018 as compared to the same period in 2017, hotel revenues increased by $10.4 million, primarily due the acquisition of the Charlotte Marriott City Center on June 1, 2017.

Hotel Expenses

For the three months ended March 31, 2018 as compared to the same period in 2017, aggregate hotel operating expenses increased by $7.7 million, primarily due to the acquisition of the Charlotte Marriott City Center.

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, as defined in our Advisory Agreement with our Advisor (Note 3). Our Advisor elected to receive its asset management fees in shares of our Class A common stock for each of the three month periods ended March 31, 2018 and 2017.

For the three months ended March 31, 2018 as compared to the same periods in 2017, asset management fees to affiliate and other increased by $0.5 million, primarily reflecting the impact of our acquisitions of the Charlotte Marriott City Center and the Ritz-Carlton Bacara, Santa Barbara, which increased the asset base from which our Advisor earns a fee.

Corporate General and Administrative Expenses

For the three months ended March 31, 2018 as compared to the same periods in 2017, corporate general and administrative expenses increased by $0.4 million, primarily as a result of an increase in professional fees and personnel and overhead reimbursement costs of $0.2 million and $0.1 million, respectively. The increase in personnel and overhead reimbursement costs was primarily driven by an increase in our pro rata hotel revenue relative to CWI 1’s pro rata hotel revenue, which directly impacts the allocation of our Advisor’s expenses to us (Note 3). Professional fees, which include legal, accounting and investor-related expenses incurred in the normal course of business, increased primarily as a result of an increase in the size of our hotel portfolio.

Gain on Hurricane-Related Property Damage

During the three months ended March 31, 2018, we recognized a $0.3 million hurricane gain from the Marriott Sawgrass Golf Resort & Spa, comprised of: a $0.9 million gain resulting from a change in our estimate of the total damage incurred at the property, partially offset by a $0.6 million loss resulting from pre-existing damage (which was discovered as a result of the hurricane and is not covered by insurance). There can be no assurance that we will not recognize additional hurricane-related losses in the future, some of which may be material. We will continue to monitor the effects of the hurricane on our hotels.

We and CWI 1 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2% to 5% of the insured value. We currently estimate our aggregate casualty insurance claim to be approximately $4.0 million, which includes estimated clean up, repair and rebuilding costs, and estimate our aggregate business interruption insurance claim to be approximately $1.5 million. We are continuing to assess the damage sustained, so our estimates are subject to change and could be further impacted by increased costs, including those associated with resource constraints in Florida relating to building materials, supplies and labor. We believe that we maintain adequate insurance coverage on each of our hotels and are working closely with the insurance carriers and claims adjusters to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues as a result of Hurricane Irma. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carrier. We have not recorded revenue for covered business interruption during the three months ended March 31, 2018. We will record revenue for covered business interruption when both the recovery is probable and the claim is settled.

CWI 2 3/31/2018 10-Q – 27

If the estimated damage increases or there is additional remediation work performed at the hotel, our hurricane loss could increase. We currently estimate the maximum additional hurricane loss we could incur for the Marriott Sawgrass Golf Resort & Spa to be $1.8 million.

Based upon our preliminary assessments, we expect that the impact of the damage sustained by Hurricane Irma will not have a material adverse effect on us as a whole.

Interest Expense

For the three months ended March 31, 2018 as compared to the same period in 2017, interest expense increased by $2.1 million, primarily as a result of mortgage financing obtained during the first quarter of 2017 related to the Charlotte Marriott City Center and the Ritz-Carlton San Francisco. Additionally, the weighted-average interest rate of our variable rate debt increased to 4.8% during the three months ended March 31, 2018 from 4.2% during the three months ended March 31, 2017.

Equity in (Losses) Earnings of Equity Method Investments in Real Estate

Equity in (losses) earnings of equity method investments in real estate represents (losses) earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the three months ended March 31, 2018 or 2017.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Unconsolidated Hotels	2018	2017
Ritz-Carlton Bacara, Santa Barbara Venture (a)	$(2,923)	$—
Ritz-Carlton Key Biscayne Venture (b)	1,066	744
Total equity in (losses) earnings of equity method investments in real estate	$(1,857)	$744
___________

(a)	We acquired our 60.0% tenancy-in-common interest in this venture on September 28, 2017.

(b)
The increase in our share of equity in earnings for the three months ended March 31, 2018 as compared to the same period in 2017 is primarily a result of the improvement in the operating results of the venture.

(Income) Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
Venture	2018	2017
Marriott Sawgrass Golf Resort & Spa Venture	(1,623)	(1,385)
Operating Partnership — Available Cash Distribution (Note 3)	$(1,455)	$(1,607)
Seattle Marriott Bellevue	—	231
	$(3,078)	$(2,761)

CWI 2 3/31/2018 10-Q – 28

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

Operating Activities

For the three months ended March 31, 2018 as compared to the same period in 2017, net cash provided by operating activities increased by $9.5 million. Net cash provided by operating activities during the three months ended March 31, 2017 reflected the $7.2 million acquisition fee paid to our Advisor related to the acquisition of the Ritz-Carlton San Francisco on December 30, 2016, which was paid in the first quarter of 2017. The remaining increase for the three months ended March 31, 2018 as compared to the same period in 2017 is largely attributable to net cash flow from operations generated by our 2017 Acquisition.

Investing Activities

During the three months ended March 31, 2018, net cash used in investing activities was $3.4 million, primarily as a result of funding $3.0 million of capital expenditures for our Consolidated Hotels.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 was $8.0 million, primarily as a result of cash distributions paid to stockholders of $11.0 million and distributions to noncontrolling interests totaling $2.2 million, partially offset by the reinvestment of distributions in shares of our common stock through our DRIP, net of distribution and shareholder servicing fee payments, totaling $5.2 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the three months ended March 31, 2018, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $11.0 million, which were comprised of cash distributions of $4.2 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $6.8 million. From Inception through March 31, 2018, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $76.6 million, which were comprised of cash distributions of $28.9 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $47.7 million.

CWI 2 3/31/2018 10-Q – 29

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO and Cash flow from operations was approximately 98% and 100%, respectively, of total distributions declared for the three months ended March 31, 2018, with the balance funded with proceeds from other sources of cash, such as financings or borrowings.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2018, we redeemed 2,821 shares of our Class A common stock, pursuant to our redemption plan, comprised of one redemption request received during the fourth quarter of 2017 and redeemed in January 2018 at $10.20 per share. We funded this redemption of these shares with proceeds from the sale of shares of our common stock pursuant to our DRIP.

During the three months ended March 31, 2018, we received requests to redeem 236,881 shares and 216,934 shares of our Class A and Class T common stock, respectively, at an aggregate value of $2.5 million and $2.3 million, respectively. These redemption requests were deferred by our board of directors to April 2018 in order to correspond with the announcement of our updated NAVs as of December 31, 2017, which serve as the basis for the redemption price under the program, and were paid in full in April 2018. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the three months ended March 31, 2018.

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	March 31, 2018	December 31, 2017
Carrying Value
Fixed rate (a)	$484,753	$484,631
Variable rate (a):
Amount subject to interest rate cap, if applicable	247,414	247,245
Amount subject to interest rate swap	99,519	99,453
	346,933	346,698
	$831,686	$831,329
Percent of Total Debt
Fixed rate	58%	58%
Variable rate	42%	42%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	4.8%	4.6%
_________

(a)	Aggregate debt balance includes deferred financing costs totaling $3.7 million and $4.1 million as of March 31, 2018 and December 31, 2017, respectively.

(b)	The impact of our derivative instruments are reflected in the weighted-average interest rates.

CWI 2 3/31/2018 10-Q – 30

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At September 30, 2017, the minimum debt service coverage ratio on both the senior mortgage loan and mezzanine loan for the Renaissance Atlanta Midtown Hotel was not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow. As of March 31, 2018, this ratio was still not met and the cash management agreement remained in effect.

Cash Resources

At March 31, 2018, our cash resources consisted of cash totaling $69.3 million, of which $13.2 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, all of which remained available to be drawn as of the date of this Report. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

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

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At March 31, 2018 and December 31, 2017, $18.4 million and $16.5 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at March 31, 2018, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$835,400	$822	$355,737	$399,515	$79,326
Interest on borrowings (b)	121,130	38,042	53,321	28,407	1,360
Annual distribution and shareholder servicing fee (c)	14,318	5,845	8,473	—	—
Contractual capital commitments (d)	16,434	14,484	1,950	—	—
Lease commitments (e)	1,706	602	1,104	—	—
Asset retirement obligation, net (f)	97	—	—	—	97
	$989,085	$59,795	$420,585	$427,922	$80,783
___________

(a)	Excludes deferred financing costs totaling $3.7 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.

(c)	Represents the estimated liability for the present value of the future distribution and shareholder servicing fees in connection with our Class T common stock (Note 3).

CWI 2 3/31/2018 10-Q – 31

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

CWI 2 3/31/2018 10-Q – 32

considered more prominently than the non-GAAP measures FFO and MFFO and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the conclusion of our initial public offering, which occurred in July 2017. Thus, we intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. This Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income, as applicable: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our equity in earnings of equity method investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings, where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net

CWI 2 3/31/2018 10-Q – 33

income in determining cash flow from operating activities. We account for certain of our equity investments using the hypothetical liquidation model which is based on distributable cash as defined in the operating agreement.

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

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net (loss) income attributable to CWI 2 stockholders	$(1,494)	$1,038
Adjustments:
Depreciation and amortization of real property	11,432	9,798
Proportionate share of adjustments for partially-owned entities — FFO adjustments	784	(805)
Total adjustments	12,216	8,993
FFO attributable to CWI 2 stockholders (as defined by NAREIT)	10,722	10,031
Gain on hurricane-related property damage (a)	(312)	—
Other rent adjustments	(17)	7
Proportionate share of adjustments for partially owned entities — MFFO adjustments	156	—
Total adjustments	(173)	7
MFFO attributable to CWI 2 stockholders	$10,549	$10,038
___________

(a)	We excluded the hurricane gain because of the non-recurring nature of the adjustment.

CWI 2 3/31/2018 10-Q – 34

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

At March 31, 2018, we estimated that the total fair value of our interest rate swap and caps, which are included in Other assets in the consolidated financial statements, was in an asset position of $2.1 million (Note 7).

At March 31, 2018, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. The annual interest rate on our fixed debt at March 31, 2018 ranged from 3.9% to 4.6%. The contractual annual interest rates on our variable-rate debt at March 31, 2018 ranged from 3.9% to 11.7%. The weighted-average interest rate of our fixed rate and variable rate debt was 4.3% and 4.8%, respectively, at March 31, 2018. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at March 31, 2018 and excludes deferred financing costs (in thousands):

	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$2,630	$4,321	$4,498	$395,710	$79,741	$486,900	$478,005
Variable-rate debt	$—	$215,765	$132,735	$—	$—	$—	$348,500	$349,238

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at March 31, 2018 by an aggregate increase of $19.6 million or an aggregate decrease of $24.4 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at March 31, 2018 would increase or decrease by $2.5 million for each respective 1.0% change in annual interest rates.

CWI 2 3/31/2018 10-Q – 35

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2018 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 2 3/31/2018 10-Q – 36

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2018, we issued 233,969 shares of Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at the NAV published at that time of $10.74 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2018:

	Class A		Class T
2018 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January	2,821	$10.20	—	$—	N/A	N/A
February	—	—	—	—	N/A	N/A
March	—	—	—	—	N/A	N/A
Total	2,821		—
___________

(a)
Represents shares of our Class A and Class T common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances and the most recently published NAVs.

CWI 2 3/31/2018 10-Q – 37

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 2 3/31/2018 10-Q – 38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	May 14, 2018
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	May 14, 2018
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 2 3/31/2018 10-Q – 39

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 2 3/31/2018 10-Q – 40