Form 10-Q
period 2018-06-30
Carey Watermark Investors 2 Inc
filed 2018-08-14
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Registrant has 30,597,289 shares of Class A common stock, $0.001 par value, and 59,105,742 shares of Class T common stock, $0.001 par value, outstanding at August 3, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of Hurricane Irma on certain hotels, including the condition of the properties, cost estimates and the timing of resumption of operations. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 27, 2018, or the 2017 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 2 6/30/2018 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Investments in real estate:
Hotels, at cost	$1,455,950	$1,448,030
Accumulated depreciation	(90,115)	(68,088)
Net investments in hotels	1,365,835	1,379,942
Equity investments in real estate	127,267	134,738
Cash and cash equivalents	74,740	68,527
Restricted cash	27,618	29,582
Accounts receivable	25,569	17,592
Other assets	9,560	11,467
Total assets	$1,630,589	$1,641,848
Liabilities and Equity
Non-recourse debt, net	$831,805	$831,329
Due to related parties and affiliates	1,779	1,726
Accounts payable, accrued expenses and other liabilities	64,709	66,053
Distributions payable	10,976	10,955
Total liabilities	909,269	910,063
Commitments and contingencies (Note 9)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 30,240,017 and 29,510,914 shares, respectively, issued and outstanding	30	29
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 58,520,084 and 57,871,712 shares, respectively, issued and outstanding	58	58
Additional paid-in capital	817,178	807,377
Distributions and accumulated losses	(125,175)	(104,809)
Accumulated other comprehensive income	2,211	1,373
Total stockholders’ equity	694,302	704,028
Noncontrolling interests	27,018	27,757
Total equity	721,320	731,785
Total liabilities and equity	$1,630,589	$1,641,848

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2018 10-Q – 3

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Hotel Revenues
Rooms	$66,695	$58,874	$127,284	$110,780
Food and beverage	25,880	23,890	51,095	48,642
Other operating revenue	5,525	5,276	10,900	9,443
Total Hotel Revenues	98,100	88,040	189,279	168,865
Operating Expenses
Hotel Expenses
Rooms	14,829	13,286	28,872	25,401
Food and beverage	18,021	16,690	35,573	33,026
Other hotel operating expenses	1,501	1,506	2,837	3,014
General and administrative	8,204	7,279	16,044	14,401
Sales and marketing	7,834	7,662	15,630	14,535
Property taxes, insurance, rent and other	5,355	4,361	10,727	9,113
Management fees	3,622	3,202	6,724	6,074
Repairs and maintenance	2,905	2,673	5,886	5,268
Utilities	2,259	2,069	4,443	3,916
Depreciation and amortization	11,416	10,706	22,752	20,486
Total Hotel Expenses	75,946	69,434	149,488	135,234

Other Operating Expenses
Asset management fees to affiliate and other expenses	2,909	2,078	5,489	4,122
Corporate general and administrative expenses	2,028	1,864	3,839	3,296
Loss on hurricane-related property damage	901	—	589	—
Acquisition-related expenses	—	4,979	—	4,979
Total Other Operating Expenses	5,838	8,921	9,917	12,397
Operating Income	16,316	9,685	29,874	21,234
Other Income and (Expenses)
Interest expense	(10,163)	(8,495)	(20,099)	(16,304)
Equity in (losses) earnings of equity method investments in real estate	(535)	754	(2,392)	1,498
Other income	93	58	186	77
Total Other Income and (Expenses)	(10,605)	(7,683)	(22,305)	(14,729)
Income from Operations Before Income Taxes	5,711	2,002	7,569	6,505
Provision for income taxes	(1,377)	(1,693)	(1,653)	(2,396)
Net Income	4,334	309	5,916	4,109
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $761, $27, $2,216, and $1,634, respectively)	(1,249)	(32)	(4,327)	(2,793)
Net Income Attributable to CWI 2 Stockholders	$3,085	$277	$1,589	$1,316

Class A Common Stock
Net income attributable to CWI 2 Stockholders	$1,104	$123	$648	$513
Basic and diluted weighted-average shares outstanding	30,189,278	27,900,833	30,006,248	26,146,619
Basic and diluted income per share	$0.04	$—	$0.02	$0.02
Distributions Declared Per Share	$0.1749	$0.1744	$0.3498	$0.3457

Class T Common Stock
Net income attributable to CWI 2 Stockholders	$1,981	$154	$941	$803
Basic and diluted weighted-average shares outstanding	58,758,378	55,540,782	58,570,885	51,025,482
Basic and diluted income per share	$0.03	$—	$0.02	$0.02
Distributions Declared Per Share	$0.1486	$0.1476	$0.2978	$0.2926

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2018 10-Q – 4

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$4,334	$309	$5,916	$4,109
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	45	(233)	839	(60)
Comprehensive Income	4,379	76	6,755	4,049

Amounts Attributable to Noncontrolling Interests
Net income	(1,249)	(32)	(4,327)	(2,793)
Unrealized loss (gain) on derivative instruments	11	(3)	(1)	(5)
Comprehensive income attributable to noncontrolling interests	(1,238)	(35)	(4,328)	(2,798)
Comprehensive Income Attributable to CWI 2 Stockholders	$3,141	$41	$2,427	$1,251

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2018 10-Q – 5

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2018 and 2017
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	29,510,914	$29	57,871,712	$58	$807,377	$(104,809)	$1,373	$704,028	$27,757	$731,785
Net income						1,589		1,589	4,327	5,916
Shares issued, net of offering costs	393,904	1	833,888	1	13,952			13,954		13,954
Shares issued to affiliates	473,984	—			5,179			5,179		5,179
Distributions to noncontrolling interests								—	(5,067)	(5,067)
Shares issued under share incentive plans	17,535	—			51			51		51
Stock dividends issued	184,797	—	361,118	—				—		—
Stock-based compensation to directors	15,384	—			171			171		171
Distributions declared ($0.3498 and $0.2978 per share to Class A and Class T, respectively)						(21,955)		(21,955)		(21,955)
Other comprehensive income							838	838	1	839
Repurchase of shares	(356,501)	—	(546,634)	(1)	(9,552)			(9,553)		(9,553)
Balance at June 30, 2018	30,240,017	$30	58,520,084	$58	$817,178	$(125,175)	$2,211	$694,302	$27,018	$721,320

Balance at January 1, 2017	22,414,128	$22	40,447,362	$40	$573,135	$(59,115)	$896	$514,978	$35,131	$550,109
Net income						1,316		1,316	2,793	4,109
Shares issued, net of offering costs	5,505,437	6	15,870,792	16	214,622			214,644		214,644
Shares issued to affiliates	348,281	—			3,706			3,706		3,706
Distributions to noncontrolling interests								—	(4,674)	(4,674)
Stock dividends issued	142,496	—	260,129	—				—		—
Purchase of membership interest from noncontrolling interest					(3,524)			(3,524)		(3,524)
Stock-based compensation to directors	15,384	—			165			165		165
Distributions declared ($0.3457 and $0.2926 per share to Class A and Class T, respectively)						(18,647)		(18,647)		(18,647)
Shares issued under share incentive plans	14,071	—			74			74		74
Other comprehensive (loss) income							(65)	(65)	5	(60)
Repurchase of shares	(118,094)	—	(92,125)	—	(2,152)			(2,152)		(2,152)
Balance at June 30, 2017	28,321,703	$28	56,486,158	$56	$786,026	$(76,446)	$831	$710,495	$33,255	$743,750

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2018 10-Q – 6

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows — Operating Activities
Net income	$5,916	$4,109
Adjustments to net income:
Depreciation and amortization	22,752	20,486
Asset management fees to affiliates settled in shares	5,186	3,969
Equity in losses (earnings) of equity method investment in real estate in excess of distributions received	3,204	(188)
Amortization of deferred key money, deferred financing costs and other	666	326
Loss on hurricane-related property damage	589	—
Amortization of stock-based compensation	321	320
Net changes in other assets and liabilities	(4,187)	(2,950)
Funding of hurricane-related remediation work	(163)	—
Decrease in due to related parties and affiliates	(97)	(7,492)
Receipt of key money and other deferred incentive payments	—	2,688
Net Cash Provided by Operating Activities	34,187	21,268

Cash Flows — Investing Activities
Capital expenditures	(7,937)	(11,665)
Distributions from equity investments in excess of cumulative equity income	4,972	—
Capital contributions to equity investment in real estate	(486)	—
Acquisition of hotels	—	(168,884)
Deposits released for hotel investments	—	1,521
Net Cash Used in Investing Activities	(3,451)	(179,028)

Cash Flows — Financing Activities
Distributions paid	(21,933)	(15,637)
Proceeds from issuance of shares, net of offering costs	10,423	222,108
Repurchase of shares	(9,553)	(2,152)
Distributions to noncontrolling interests	(5,067)	(4,674)
Scheduled payments and prepayments for mortgage principal	(219)	(160)
Withholdings on restricted stock units	(99)	(81)
Deferred financing costs	(39)	(932)
Repayment of notes payable to affiliate	—	(210,000)
Proceeds from mortgage financing	—	246,000
Purchase of membership interest from noncontrolling interest	—	(3,524)
Deposits released for mortgage financing	—	1,510
Deposits for mortgage financing	—	(725)
Net Cash (Used in) Provided by Financing Activities	(26,487)	231,733

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net increase in cash and cash equivalents and restricted cash	4,249	73,973
Cash and cash equivalents and restricted cash, beginning of period	98,109	99,793
Cash and cash equivalents and restricted cash, end of period	$102,358	$173,766

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2018 10-Q – 7

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

We held ownership interests in 12 hotels at June 30, 2018, including ten hotels that we consolidate, or our Consolidated Hotels, and two hotels that we record as equity investments, or our Unconsolidated Hotels.

Public Offering

We raised offering proceeds in our initial public offering of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock. The offering commenced on May 22, 2014 and closed on July 31, 2017. In addition, from inception through June 30, 2018, $16.5 million and $31.3 million of distributions were reinvested in our Class A and Class T common stock, respectively, as a result of our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from our initial public offering.

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

CWI 2 6/30/2018 10-Q – 8

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

At both June 30, 2018 and December 31, 2017, we considered four entities to be VIEs, of which we consolidated three, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2018	December 31, 2017
Net investments in hotels	$571,437	$579,206
Total assets	616,477	617,207

Non-recourse debt, net	$320,451	$320,304
Total liabilities	349,877	350,249

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective method. We performed a comprehensive evaluation of the impact of the new standard across our revenue streams, and determined that the timing of revenue recognition and its classification in our consolidated financial statements will remain substantially unchanged. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements.

Revenue consists of amounts derived from hotel operations, including the sale of rooms, food and beverage and revenue from other operating departments, such as parking, spa, resort fees and gift shops, and are presented on a disaggregated basis on the consolidated statements of operations. These revenues are recorded net of any sales or occupancy taxes, which are collected from our guests as earned. All rebates or discounts are recorded as a reduction in revenue and there are no material contingent obligations with respect to rebates or discounts offered by us.

CWI 2 6/30/2018 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

We recognize revenue when control of the promised good or service is transferred to the guest, in an amount that reflects the consideration we expect to receive in exchange for the promised good or service. Room revenue is generated through contracts with guests whereby the guest agrees to pay a daily rate for the right to use a hotel room for an agreed upon length of stay. Our contract performance obligations are fulfilled at the end of the day that the guest is provided the room and revenue is recognized daily at the contract rate. Food and beverage revenue, including restaurant and banquet and catering services, are recognized at a point in time once food and beverage has been provided. Other operating department revenue for services such as parking, spa and other ancillary services, is recognized at a point in time when the goods and services are provided to the guest. We may engage third parties to provide certain services at the hotel, for example, audiovisual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenues as appropriate (i.e. gross vs. net).

Payment is due at the time that goods or services are rendered or billed. For room revenue, payment is typically due and paid in full at the end of the stay with some guests prepaying for their rooms prior to the stay. For package revenue, where ancillary guest services are included with the guests’ hotel reservations in a package arrangement, we allocate revenue based on the stand-alone selling price for each of the components of the package. We applied a practical expedient to not disclose the value of unsatisfied performance obligations for contracts that have an original expected length of one year or less. Any contracts that have an original expected length of greater than one year are insignificant.

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

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$74,740	$68,527
Restricted cash	27,618	29,582
Total cash and cash equivalents and restricted cash	$102,358	$98,109

Recent Accounting Pronouncements

Pronouncements Adopted as of June 30, 2018

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

CWI 2 6/30/2018 10-Q – 10

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

Pronouncements to be Adopted after June 30, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract, the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely equivalent to the current model, with the distinction between operating, sales-type and direct financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Additionally, the new standard requires extensive quantitative and qualitative disclosures.

Early application is permitted for all entities. ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption. We will adopt this guidance for our interim and annual periods beginning January 1, 2019 and expect to use the second transition method. We are evaluating the impact of ASU 2016-02 and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2019.

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

CWI 2 6/30/2018 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amounts Included in the Consolidated Statements of Income
Asset management fees	$2,607	$2,024	$5,186	$3,969
Available Cash Distributions	761	27	2,216	1,634
Personnel and overhead reimbursements	1,005	880	2,002	1,756
Interest expense	—	—	—	332
Accretion of interest on annual distribution and shareholder servicing fee (a)	—	89	—	198
Acquisition fees	—	4,393	—	4,415
	$4,373	$7,413	$9,404	$12,304

Other Transaction Fees Incurred
Selling commissions and dealer manager fees	$—	$1,404	$—	$12,832
Annual distribution and shareholder servicing fee (a)	—	92	—	8,439
Organization and offering costs	—	610	—	1,199
	$—	$2,106	$—	$22,470
___________

(a)
Starting with the third quarter 2017 distribution and shareholder servicing fee (which was paid in October 2017), we began making payments directly to selected dealers rather than through Carey Financial, LLC, or Carey Financial, a subsidiary of WPC and the former dealer manager of our offering; therefore, this activity is no longer considered a related party transaction.

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	June 30, 2018	December 31, 2017
Amounts Due to Related Parties and Affiliates
Reimbursable costs to our Advisor	$898	$768
Asset management fees and other to our Advisor	881	877
Organization and offering costs to our Advisor	—	81
	$1,779	$1,726

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, both as defined in the Advisory Agreement. If our Advisor elects to receive all or a portion of its fees in shares of our Class A common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, for Class A shares. For the six months ended June 30, 2018 and 2017, $5.2 million and $3.7 million, respectively, in asset management fees were settled in shares of our Class A common stock. At June 30, 2018, our Advisor owned 2,045,049 shares (2.3%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements.

CWI 2 6/30/2018 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Acquisition Fees to our Advisor

Pursuant to our Advisory Agreement, our Advisor is entitled to acquisition fees of 2.5% of the total investment cost of the properties acquired, including on our proportionate share of equity method investments and loans originated by us. The total fees to be paid may not exceed 6% of the aggregate contract purchase price of all investments, as measured over a period specified in our Advisory Agreement.

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

Selling Commissions and Dealer Manager Fees

Through June 30, 2017, Carey Financial was entitled to receive an annual distribution and shareholder servicing fee in connection with our Class T common stock, which it may have re-allowed to selected dealers. Beginning with the payment for the third quarter of 2017, which was paid in October 2017, the distribution and shareholder servicing fee was paid by us directly to selected dealers rather than through Carey Financial; therefore, this activity is no longer considered a related party transaction. The amount of the distribution and shareholder servicing fee is 1.0% of the NAV of our Class T common stock. The distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the distribution and shareholder servicing fee after July 31, 2023; the fees may end sooner if the total underwriting compensation paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that date. During the six months ended June 30, 2017, $8.4 million of distribution and shareholder servicing fees were charged to stockholders’ equity and $2.1 million of such fees were paid to Carey Financial, which it may have re-allowed to selected dealers.

Pursuant to our former dealer manager agreement with Carey Financial, it received a selling commission for sales of our Class A and Class T common stock during our initial public offering, which closed on July 31, 2017. During the three months ended March 31, 2017, Carey Financial received a selling commission of $0.82 and $0.22 per share sold and a dealer manager fee of $0.35 and $0.30 per share sold for the Class A and Class T common stock, respectively. In connection with the extension of our initial public offering in 2017, we adjusted our offering prices in April 2017 to reflect our NAVs as of December 31, 2016, with a selling commission of $0.84 and $0.23 per share sold and a dealer manager fee of $0.36 and $0.31 per share sold for the Class A and Class T common stock, respectively, which were paid through the termination of our offering on July 31, 2017. The selling commissions were re-allowed and a portion of the dealer manager fees could have been re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements. During the six months ended June 30, 2017, we paid selling commissions and dealer manager fees totaling $12.8 million.

CWI 2 6/30/2018 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Organization and Offering Costs

Pursuant to the Advisory Agreement, we were liable for certain expenses related to our public offering, which were deducted from the gross proceeds of the offering. We reimbursed Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. Our Advisor was reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees), which terminated on July 31, 2017. Through the life of our initial public offering, our Advisor incurred organization and offering costs on our behalf of approximately $9.1 million, all of which has been paid.

During the offering period, costs incurred in connection with raising of capital were recorded as deferred offering costs. Upon receipt of offering proceeds, we charged the deferred offering costs to stockholders’ equity. During the six months ended June 30, 2017, $2.5 million of deferred offering costs were charged to stockholders’ equity.

Other Transactions with Affiliates

On October 19, 2017, our Operating Partnership entered into a $25.0 million secured credit facility with WPC to fund our working capital needs, which we refer to as the Working Capital Facility, and all previous authorizations regarding loans from WPC were terminated. The loan bears interest at the London Interbank Offered Rate, or LIBOR, plus 1.0% and matures on the earlier of December 31, 2018 and the expiration or termination of the Advisory Agreement. We serve as guarantor of the Working Capital Facility and have pledged our unencumbered equity interest in certain properties as collateral, as further described in the related pledge and security agreement. As of June 30, 2018, no amounts are outstanding under the Working Capital Facility.

Jointly Owned Investments

At June 30, 2018, we owned interests in three ventures with our affiliate CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third-party also owns an interest in the Ritz-Carlton Key Biscayne. CWI 1 is a publicly owned, non-listed REIT that is also advised by our Advisor and invests in lodging and lodging-related properties. See Note 5 for further discussion.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Buildings	$1,092,673	$1,092,315
Land	236,078	236,078
Furniture, fixtures and equipment	88,060	87,664
Building and site improvements	29,657	28,865
Construction in progress	9,482	3,108
Hotels, at cost	1,455,950	1,448,030
Less: Accumulated depreciation	(90,115)	(68,088)
Net investments in hotels	$1,365,835	$1,379,942

During the six months ended June 30, 2018, we retired fully depreciated furniture, fixtures and equipment aggregating $0.7 million.

CWI 2 6/30/2018 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Hurricane-Related Disruption

Hurricane Irma made landfall in September 2017, impacting one of our Consolidated Hotels, the Marriott Sawgrass Golf Resort & Spa, which sustained damage and was forced to close for a short period of time. During the three and six months ended June 30, 2018, we recognized losses on hurricane-related property damage of $0.9 million and $0.6 million, respectively.

(in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net write-off (write-up) of fixed assets (a)	$150	$(426)
Remediation work performed	486	110
Decrease to property damage insurance receivables	265	905
	$901	$589
___________

(a)
Includes write-offs totaling $0.5 million and $1.3 million during the three and six months ended June 30, 2018, respectively, resulting from pre-existing damage (which was discovered as a result of the hurricane and is not covered by insurance).

We are still assessing the impact of the hurricane on the Marriott Sawgrass Golf Resort & Spa; as a result, the final net book value write-offs could vary significantly from our estimates. Any changes to property damage estimates will be recorded in the periods in which they are determined, and any additional remediation work will be recorded in the periods in which it is performed.

Construction in Progress

At June 30, 2018 and December 31, 2017, construction in progress, recorded at cost, was $9.5 million and $3.1 million, respectively, and related primarily to planned renovations at the San Diego Marriott La Jolla and the Renaissance Atlanta Midtown Hotel. We capitalize interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized less than $0.1 million and $0.1 million of such costs during the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0.4 million during the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, accrued capital expenditures were $0.8 million and $0.5 million, respectively, representing non-cash investing activity.

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if our acquisition of the Charlotte Marriott City Center on June 1, 2017, and the new financing related to this acquisition, had occurred on January 1, 2016. This transaction was accounted for as a business combination. No hotel acquisitions occurred during the three and six months ended June 30, 2018.

The pro forma financial information is not necessarily indicative of what the actual results would have been had this acquisition actually occurred on the date listed above, nor does it purport to represent the results of operations for further periods.

CWI 2 6/30/2018 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Pro forma total revenues	$94,622	$184,689

Pro forma net income	$5,990	$10,002
Pro forma income attributable to noncontrolling interests	(32)	(2,793)
Pro forma net income attributable to CWI 2 stockholders	$5,958	$7,209

Pro forma income per Class A share:
Net income attributable to CWI 2 stockholders	$2,229	$2,842
Basic and diluted pro forma weighted-average shares outstanding	32,426,644	31,766,337
Basic and diluted pro forma income per share	$0.07	$0.09

Pro forma income per Class T share:
Net income attributable to CWI 2 stockholders	$3,729	$4,367
Basic and diluted pro forma weighted-average shares outstanding	55,540,782	51,025,482
Basic and diluted pro forma income per share	$0.07	$0.09

The pro forma weighted-average shares outstanding were determined as if the number of shares required to raise any funds needed for the acquisition of the Charlotte Marriott City Center were issued on January 1, 2016. We assumed that we would have issued Class A shares to raise such funds. For pro forma purposes, we assumed all acquisition costs for the acquisition of the Charlotte Marriott City Center were incurred on January 1, 2016.

Note 5. Equity Investments in Real Estate

At June 30, 2018, we owned equity interests in two Unconsolidated Hotels, one with CWI 1 and one together with CWI 1 and an unrelated third party. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

Hurricane-Related Disruption

The Ritz-Carlton Key Biscayne was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time. As of June 30, 2018, the net book value of the property damage written-off by the Ritz-Carlton Key Biscayne Venture was $1.9 million. In addition, $2.1 million of remediation work had been performed as of June 30, 2018. The venture recorded a corresponding accrued receivable of $0.5 million for estimated insurance proceeds related to the net book value of the property damage written-off. The venture also recognized a loss of $3.6 million during the year ended December 31, 2017; however, there was no net impact to our investment in the venture under the hypothetical liquidation at book value method of accounting as a result of our priority return on the investment.

CWI 2 6/30/2018 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Carrying Value at
							June 30, 2018	December 31, 2017
Ritz-Carlton Key Biscayne Venture (b) (c)	FL	451	19.3%	$37,559	5/29/2015	Resort	$38,206	$37,154
Ritz-Carlton Bacara, Santa Barbara Venture (d) (e)	CA	358	60.0%	99,386	9/28/2017	Resort	89,061	97,584
		809		$136,945			$127,267	$134,738
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

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

(c)	We received $0.8 million of cash distributions from this investment during the three and six months ended June 30, 2018.

(d)	This investment represents a tenancy-in-common interest; the remaining 40% interest is owned by CWI 1.

(e)	We received net cash distributions of $5.0 million and $4.5 million from this investment during the three and six months ended June 30, 2018, respectively.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the hypothetical liquidation at book value model, as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Unconsolidated Hotels	2018	2017	2018	2017
Ritz-Carlton Bacara, Santa Barbara Venture	$(1,332)	$—	$(4,255)	$—
Ritz-Carlton Key Biscayne Venture	797	754	1,863	1,498
Total equity in (losses) earnings of equity method investments in real estate	$(535)	$754	$(2,392)	$1,498

No other-than-temporary impairment charges were recognized during the three or six months ended June 30, 2018 and 2017.

At June 30, 2018 and December 31, 2017, the unamortized basis differences on our equity investments were $7.9 million and $8.0 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million and less than $0.1 million during the three months ended June 30, 2018 and 2017, respectively, and by $0.2 million and less than $0.1 million, respectively, for the six months ended June 30, 2018 and 2017.

CWI 2 6/30/2018 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

The following tables present combined summarized financial information of our equity investments in real estate. Amounts provided are the total amounts attributable to the ventures and does not represent our proportionate share (in thousands):

	June 30, 2018	December 31, 2017
Real estate, net	$645,689	$646,943
Other assets	80,875	82,461
Total assets	726,564	729,404
Debt	416,622	416,335
Other liabilities	44,353	38,969
Total liabilities	460,975	455,304
Members’ equity	$265,589	$274,100

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$48,539	$20,527	$99,686	$48,402
Expenses	(48,639)	(20,712)	(98,294)	(44,711)
Net (loss) income attributable to equity method investments	$(100)	$(185)	$1,392	$3,691

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three or six months ended June 30, 2018 or 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $831.8 million and $831.3 million at June 30, 2018 and December 31, 2017, respectively, and an estimated fair value of $825.7 million and $831.7 million at June 30, 2018 and December 31, 2017, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both June 30, 2018 and December 31, 2017.

CWI 2 6/30/2018 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. We did not recognize any impairment charges during the three and six months ended June 30, 2018 or 2017.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at
	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate swap	Other assets	$2,009	$1,480
Interest rate caps	Other assets	82	36
		$2,091	$1,516

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both June 30, 2018 and December 31, 2017, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized gains of $0.2 million and unrealized losses of $0.3 million in Other comprehensive income on derivatives in connection with our interest rate swap and caps during the three months ended June 30, 2018 and 2017, respectively, and unrealized gains of $1.1 million and unrealized losses of $0.2 million during the six months ended June 30, 2018 and 2017, respectively.

CWI 2 6/30/2018 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

We reclassified $0.2 million and $0.1 million from Other comprehensive income on derivatives into Interest expense during the three months ended June 30, 2018 and 2017, respectively, and $0.2 million during both the six months ended June 30, 2018 and 2017, respectively, with the reclassifications resulting in a decrease to interest expense during both the three and six months ended June 30, 2018.

Amounts reported in Other comprehensive income related to our interest rate swap and caps will be reclassified to Interest expense as interest expense or income is incurred on our variable-rate debt. At June 30, 2018, we estimated that $1.1 million will be reclassified as Interest income during the next 12 months related to our interest rate swap and caps.

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

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at June 30, 2018 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	June 30, 2018
Interest rate swap	1	$100,000	$2,009
Interest rate caps	5	248,500	82
			$2,091

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2018. At June 30, 2018, our total credit exposure was $2.2 million and the maximum exposure to any single counterparty was $2.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2018, we had not been declared in default on any of our derivative obligations. At both June 30, 2018 and December 31, 2017, we had no derivatives that were in a net liability position.

CWI 2 6/30/2018 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotels (dollars in thousands):

				Carrying Amount at
			Current
Consolidated Hotels	Interest Rate	Rate Type	Maturity Date	June 30, 2018	December 31, 2017
San Jose Marriott (a) (b)	4.80%	Variable	7/2019	$87,767	$87,655
Renaissance Atlanta Midtown Hotel (a) (b) (c)	5.01%, 11.69%	Variable	8/2019	46,866	46,945
Marriott Sawgrass Golf Resort & Spa (a)	5.83%	Variable	11/2019	77,996	78,000
Seattle Marriott Bellevue (a) (d)	3.88%	Variable	1/2020	99,586	99,453
Le Méridien Arlington (a) (d)	4.80%	Variable	6/2020	34,716	34,645
Ritz-Carlton San Francisco	4.59%	Fixed	2/2022	142,869	142,851
Charlotte Marriott City Center	4.53%	Fixed	6/2022	102,413	102,338
Courtyard Nashville Downtown	4.15%	Fixed	9/2022	54,934	54,820
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	99,795	99,772
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,863	84,850
				$831,805	$831,329
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rates in effect at June 30, 2018 through the use of an interest rate cap or swap, as applicable.

(b)	These mortgage loans have two one-year extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(c)
This debt is comprised of a $34.0 million senior mortgage loan with a floating annual interest rate of LIBOR plus 3.0% and a $13.5 million mezzanine loan with a floating annual interest rate of LIBOR plus 10.0%, both subject to interest rate caps. On August 8, 2018, we refinanced these loans with one non-recourse mortgage totaling $49.0 million (Note 12).

(d)	These mortgage loans each have a one-year extension option, which are subject to certain conditions. The maturity dates in the table do not reflect the extension option.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At September 30, 2017, the minimum debt service coverage ratio on both the senior mortgage loan and mezzanine loan for the Renaissance Atlanta Midtown Hotel was not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow. As of June 30, 2018, this ratio was still not met and the cash management agreement remained in effect.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. Except as discussed above, at June 30, 2018, we were in compliance with the applicable covenants for each of our mortgage loans.

CWI 2 6/30/2018 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2018, each of the next four calendar years following December 31, 2018 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018 (remainder)	$—
2019	218,176
2020	137,056
2021	4,498
2022	395,710
Thereafter through 2023	79,741
835,181
Unamortized deferred financing costs	(3,376)
Total	$831,805

Note 9. Commitments and Contingencies

At June 30, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of June 30, 2018, our Consolidated Hotel properties are operated pursuant to long-term management agreements with three different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 2.5% to 3.0% of hotel revenues. Six of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after we have received a priority return on our investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $3.6 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively, and $6.7 million and $6.1 million for the six months ended June 30, 2018 and 2017, respectively.

Franchise Agreements

As of June 30, 2018, we have three franchise agreements with Marriott-owned brands and one with a Hilton-owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 20 to 25 years (excluding six hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above). Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $1.5 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively, and $2.9 million and $3.1 million for the six months ended June 30, 2018 and 2017, respectively.

CWI 2 6/30/2018 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At June 30, 2018 and December 31, 2017, $19.0 million and $16.5 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At June 30, 2018, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at June 30, 2018 totaled $11.7 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources, proceeds available under our Working Capital Facility and/or other sources of available capital.

Note 10. Income Per Share and Equity

Income Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share
Class A common stock	30,189,278	$1,104	$0.04	27,900,833	$123	$—
Class T common stock	58,758,378	1,981	0.03	55,540,782	154	—
Net income attributable to CWI 2 stockholders		$3,085			$277

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share
Class A common stock	30,006,248	$648	$0.02	26,146,619	$513	$0.02
Class T common stock	58,570,885	941	0.02	51,025,482	803	0.02
Net income attributable to CWI 2 stockholders		$1,589			$1,316

The allocation of Net income attributable to CWI 2 stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for each respective period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively, which is only applicable to holders of Class T common shares (Note 3).

CWI 2 6/30/2018 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

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

Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents a reconciliation of changes in Accumulated other comprehensive income by component for the periods presented (in thousands):

	Three Months Ended June 30,
Gains and Losses on Derivative Instruments	2018	2017
Beginning balance	$2,155	$1,067
Other comprehensive income (loss) before reclassifications	207	(302)
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	(162)	69
Total	(162)	69
Net current period other comprehensive income (loss)	45	(233)
Net current period other comprehensive loss (income) attributable to noncontrolling interests	11	(3)
Ending balance	$2,211	$831

	Six Months Ended June 30,
Gains and Losses on Derivative Instruments	2018	2017
Beginning balance	$1,373	$896
Other comprehensive income (loss) before reclassifications	1,065	(249)
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	(226)	189
Total	(226)	189
Net current period other comprehensive income (loss)	839	(60)
Net current period other comprehensive income attributable to noncontrolling interests	(1)	(5)
Ending balance	$2,211	$831

Distributions

The following table presents the quarterly per share distributions declared by our board of directors for the second quarter of 2018, payable in cash and in shares of our Class A and Class T common stock to stockholders of record on June 29, 2018:

Class A common stock			Class T common stock
Cash	Shares	Total	Cash	Shares	Total
$0.1410	$0.0339	$0.1749	$0.1147	$0.0339	$0.1486

These distributions were paid on July 16, 2018 in the aggregate amount of $11.0 million. Distributions that are payable in shares of our Class A and Class T common stock are recorded at par value in our consolidated financial statements.

During the six months ended June 30, 2018, our board of directors declared distributions in the aggregate amount of $8.5 million for our Class A common stock and $13.5 million for our Class T common stock, which equates to $0.3498 per share and $0.2978 per share, respectively.

CWI 2 6/30/2018 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2018. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2018 and 2017. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.
Certain of our subsidiaries have elected taxable REIT subsidiary, or TRS, status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and six months ended June 30, 2018 and 2017. Current income tax expense was $1.5 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively, and $2.0 million and $2.5 million for the six months ended June 30, 2018 and 2017, respectively.
Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. In December 2017, the Tax Cuts and Jobs Act was enacted, which reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Tax reform also contained other provisions that may have an impact on the future realizability of our deferred tax assets. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. Provision for income taxes included a net deferred income tax benefit of $0.1 million and a net deferred income tax expense of $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and net deferred income tax benefits of $0.4 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

Note 12. Subsequent Event

On August 8, 2018, we refinanced the Renaissance Atlanta Midtown senior mortgage loan and mezzanine loan totaling $34.0 million and $13.5 million, respectively, with a non-recourse mortgage of $49.0 million, with a floating annual interest rate of LIBOR plus 2.3% and a term of three years.

CWI 2 6/30/2018 10-Q – 25

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

Business Overview

As described in more detail in Item 1 of the 2017 Annual Report, we are a publicly-owned, non-listed REIT that invests in, manages and seeks to enhance the value of interests in lodging and lodging-related properties. At June 30, 2018, we held ownership interests in 12 hotels, with a total of 4,424 rooms.

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

Financial and Operating Highlights

(Dollars in thousands, except average daily rate, or ADR, and revenue per available room, or RevPAR)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Hotel revenues	$98,100	$88,040	$189,279	$168,865
Loss on hurricane-related property damage	901	—	589	—
Acquisition-related expenses	—	4,979	—	4,979
Net income attributable to CWI 2 stockholders	3,085	277	1,589	1,316

Cash distributions paid	10,978	8,445	21,933	15,637

Net cash provided by operating activities			34,187	21,268
Net cash used in investing activities (a)			(3,451)	(179,028)
Net cash (used in) provided by financing activities (a)			(26,487)	231,733

Supplemental Financial Measures: (b)
FFO attributable to CWI 2 stockholders	15,612	10,023	26,332	20,055
MFFO attributable to CWI 2 stockholders	16,045	14,803	26,593	24,842

Consolidated Hotel Operating Statistics
Occupancy	82.4%	82.1%	80.3%	80.0%
ADR	$246.10	$237.68	$242.33	$235.90
RevPAR	202.74	195.10	194.53	188.73
___________

(a)
On January 1, 2018, we adopted ASU 2016-18, which revised how certain items are presented in the consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash used in investing activities and Net cash (used in) provided by financing activities within our consolidated statements of cash flows for the six months ended June 30, 2017, as described in Note 2.

CWI 2 6/30/2018 10-Q – 26

(b)
We consider the performance metrics listed above, including funds from operations, or FFO, and modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, referred to herein as non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At both June 30, 2018 and 2017, we owned ten Consolidated Hotels, with one of those hotels acquired during the second quarter of 2017.

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

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at June 30, 2018 (a)
Consolidated Hotels
2015 Acquisitions
Marriott Sawgrass Golf Resort & Spa (b)	FL	514	50%	$24,764	4/1/2015	Resort	Completed
Courtyard Nashville Downtown	TN	192	100%	58,498	5/1/2015	Select-Service	Completed/ Planned future
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	168,809	11/4/2015	Full-Service	Completed
2016 Acquisitions
Seattle Marriott Bellevue	WA	384	95.4%	175,921	1/22/2016	Full-Service	None planned
Le Méridien Arlington	VA	154	100%	54,891	6/28/2016	Full-Service	Completed
San Jose Marriott	CA	510	100%	153,814	7/13/2016	Full-Service	Planned future
San Diego Marriott La Jolla	CA	372	100%	136,782	7/21/2016	Full-Service	In progress
Renaissance Atlanta Midtown Hotel	GA	304	100%	78,782	8/30/2016	Full-Service	In progress
Ritz-Carlton San Francisco	CA	336	100%	272,207	12/30/2016	Full-Service	Planned future
2017 Acquisition
Charlotte Marriott City Center	NC	446	100%	168,884	6/1/2017	Full-Service	None planned
		3,615		$1,293,352
Unconsolidated Hotels
Ritz-Carlton Key Biscayne (c)	FL	451	19.3%	$37,559	5/29/2015	Resort	Completed/ Planned future
Ritz-Carlton Bacara, Santa Barbara (d)	CA	358	60%	99,386	9/28/2017	Resort	Planned future
		809		$136,945
_________

(a)	Status excludes any remaining renovation work as a result of the damage sustained from Hurricane Irma.

(b)	The remaining 50% interest in this venture is owned by CWI 1. Our initial investment presented is net of $66.7 million of debt assumed at acquisition.

(c)
A 47.4% interest in this venture is owned by CWI 1. The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 149 condo-hotel units that participate in the resort rental program.

(d)	This investment represents a tenancy-in-common interest; the remaining 40% interest is owned by CWI 1.

CWI 2 6/30/2018 10-Q – 27

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

The following table presents our comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Hotel Revenues	$98,100	$88,040	$10,060	$189,279	$168,865	$20,414

Hotel Expenses	75,946	69,434	6,512	149,488	135,234	14,254

Other Operating Expenses
Acquisition-related expenses	—	4,979	(4,979)	—	4,979	(4,979)
Asset management fees to affiliate and other expenses	2,909	2,078	831	5,489	4,122	1,367
Corporate general and administrative expenses	2,028	1,864	164	3,839	3,296	543
Loss on hurricane-related property damage	901	—	901	589	—	589
Total Other Operating Expenses	5,838	8,921	(3,083)	9,917	12,397	(2,480)

Operating Income	16,316	9,685	6,631	29,874	21,234	8,640

Other Income and (Expenses)
Interest expense	(10,163)	(8,495)	(1,668)	(20,099)	(16,304)	(3,795)
Equity in (losses) earnings of equity method investments in real estate	(535)	754	(1,289)	(2,392)	1,498	(3,890)
Other income	93	58	35	186	77	109
Total Other Income and (Expenses)	(10,605)	(7,683)	(2,922)	(22,305)	(14,729)	(7,576)

Income from Operations Before Income Taxes	5,711	2,002	3,709	7,569	6,505	1,064
Provision for income taxes	(1,377)	(1,693)	316	(1,653)	(2,396)	743
Net Income	4,334	309	4,025	5,916	4,109	1,807
Income attributable to noncontrolling interests	(1,249)	(32)	(1,217)	(4,327)	(2,793)	(1,534)
Net Income Attributable to CWI 2 Stockholders	$3,085	$277	$2,808	$1,589	$1,316	$273
Supplemental Financial Measure:(a)
MFFO Attributable to CWI 2 Stockholders	$16,045	$14,803	$1,242	$26,593	$24,842	$1,751
___________

CWI 2 6/30/2018 10-Q – 28

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

Our Same Store Hotels are comprised of our 2015 Acquisitions and 2016 Acquisitions and our Recently Acquired Hotel is our 2017 Acquisition.

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and six months ended June 30, 2018 and 2017 for our Same Store Hotels.

	Three Months Ended June 30,		Six Months Ended June 30, 2018
Same Store Hotels	2018	2017	2018	2017
Occupancy Rate	83.4%	82.7%	81.1%	80.2%
ADR	$249.52	$238.30	$244.90	$236.19
RevPAR	207.98	196.98	198.71	189.53

Hotel Revenues

For the three months ended June 30, 2018 as compared to the same period in 2017, hotel revenues increased by $10.1 million primarily due to an increase of $6.8 million in revenue contributed by the Charlotte Marriott City Center, which we acquired on June 1, 2017. Our remaining portfolio contributed a net increase in revenue of $3.3 million, largely attributable to an increase in revenue from the Marriott Sawgrass Golf Resort & Spa, driven by a strong market and an increase in group bookings, and increases in revenue from the Ritz-Carlton San Francisco and San Jose Marriott, both driven by market strength. These increases were partially offset by a decrease in revenue from the Seattle Marriott Bellevue caused by competition as a result of new hotel supply coupled with a slight disruption as a result of a change in the management company that occurred during the second quarter of 2018.

For the six months ended June 30, 2018 as compared to the same period in 2017, hotel revenues increased by $20.4 million, primarily due an increase of $16.4 million in revenue contributed by the Charlotte Marriott City Center. Our remaining portfolio contributed a net increase in revenue of $4.0 million, largely attributable to the increases in revenue from the Ritz-Carlton San Francisco and San Jose Marriott, partially offset by the decrease in revenue from the Seattle Marriott Bellevue.

Hotel Expenses

Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the three months ended June 30, 2018 as compared to the same period in 2017, aggregate hotel operating expenses increased by $6.5 million, primarily due to an increase of $4.9 million in expenses related to the Charlotte Marriott City Center. Our remaining portfolio contributed a net increase in expenses of $1.6 million.

For the six months ended June 30, 2018 as compared to the same period in 2017, aggregate hotel operating expenses increased by $14.3 million, primarily due to an increase of $12.2 million in expenses contributed by the Charlotte Marriott City Center. Our remaining portfolio contributed a net increase in expenses of $2.0 million.

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, as defined in our Advisory Agreement with our Advisor (Note 3). Our Advisor elected to receive its asset management fees in shares of our Class A common stock for each of the three and six months ended June 30, 2018 and 2017.

CWI 2 6/30/2018 10-Q – 29

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, asset management fees to affiliate and other increased by $0.8 million and $1.4 million, respectively, primarily reflecting the impact of our acquisitions of the Charlotte Marriott City Center and the Ritz-Carlton Bacara, Santa Barbara on June 1, 2017 and September 28, 2017, respectively, which increased the asset base from which our Advisor earns a fee.

Corporate General and Administrative Expenses

For the three months ended June 30, 2018 as compared to the same period in 2017, corporate general and administrative expenses increased by $0.2 million, primarily due to an increase in personnel and overhead reimbursement costs, caused in part by an increase in our pro rata hotel revenue relative to CWI 1’s pro rata hotel revenue, which directly impacts the allocation of our Advisor’s expenses to us (Note 3).

For the six months ended June 30, 2018 as compared to the same period in 2017, corporate general and administrative expenses increased by $0.5 million, primarily as a result of increases in overhead reimbursement costs of $0.3 million and in professional fees of $0.2 million. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

Loss on Hurricane-Related Property Damage

During the three and six months ended June 30, 2018, we recognized a loss on hurricane-related property damage of $0.9 million and $0.6 million, respectively, from the Marriott Sawgrass Golf Resort & Spa. For the three months ended June 30, 2018, this loss was comprised of a $0.2 million loss resulting from a change in our estimate of the total damage incurred at the property and a $0.7 million loss resulting from pre-existing damage (which was discovered as a result of the hurricane and is not covered by insurance). For the six months ended June 30, 2018, this loss was comprised of a $1.3 million resulting from pre-existing damage, partially offset by a $0.7 million gain resulting from the change in estimate.

We and CWI 1 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2% to 5% of the insured value. We currently estimate our aggregate casualty insurance claim to be approximately $4.0 million, which includes estimated clean up, repair and rebuilding costs, and estimate our aggregate business interruption insurance claim to be approximately $1.0 million. We are continuing to assess the damage sustained, so these estimates are subject to change. We believe that we maintain adequate insurance coverage on each of our hotels and are working closely with the insurance carriers and claims adjusters to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues as a result of Hurricane Irma. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carriers. We have not recorded revenue for covered business interruption during the six months ended June 30, 2018. We will record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carriers.

Interest Expense

Our interest expense is directly impacted by the mortgage loans obtained in connection with our acquisition activity.

For the three months ended June 30, 2018 compared to the same period in 2017, interest expense increased by $1.7 million, primarily due to the mortgage financing obtained in connection with our acquisition of the Charlotte Marriott City Center on June 1, 2017.

For the six months ended June 30, 2018 compared to the same period in 2017, interest expense increased by $3.8 million, primarily due to an increase in mortgage financing obtained related to the Ritz-Carlton San Francisco and the Charlotte Marriott City Center during the first and second quarter of 2017, respectively. Our average outstanding debt balance was $835.4 million and $715.1 million during the six months ended June 30, 2018 and 2017, respectively. Our weighted-average interest rate was 4.6% and 4.2% during the six months ended June 30, 2018 and 2017, respectively.

CWI 2 6/30/2018 10-Q – 30

Equity in (Losses) Earnings of Equity Method Investments in Real Estate

Equity in (losses) earnings of equity method investments in real estate represents (losses) earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the six months ended June 30, 2018 or 2017.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Unconsolidated Hotels	2018	2017	2018	2017
Ritz-Carlton Bacara, Santa Barbara Venture (a)	$(1,332)	$—	$(4,255)	$—
Ritz-Carlton Key Biscayne Venture (b)	797	754	1,863	1,498
Total equity in (losses) earnings of equity method investments in real estate	$(535)	$754	$(2,392)	$1,498
___________

(a)	We acquired our 60.0% tenancy-in-common interest in this venture on September 28, 2017.

(b)
The increase in our share of equity in earnings for the three and six months ended June 30, 2018 as compared to the same periods in 2017 is primarily a result of the improvement in the operating results of the venture.

(Income) Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2018	2017	2018	2017
Operating Partnership — Available Cash Distribution (Note 3)	$(761)	$(27)	$(2,216)	$(1,634)
Marriott Sawgrass Golf Resort & Spa Venture (a)	(488)	(320)	(2,111)	(1,706)
Seattle Marriott Bellevue	—	315	—	547
	$(1,249)	$(32)	$(4,327)	$(2,793)
___________

(a)	The increase for both the three and six months ended June 30, 2018 as compared to the same periods in 2017 was primarily a result of the improvement in the operating results of the venture.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, MFFO increased by $1.2 million and $1.8 million, respectively, primarily the result of a net increase from hotel operations, including the impact from our 2017 investments, partially offset by an increase in asset management fees and corporate general and administrative expenses, as discussed above.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses, interest and principal on current and future indebtedness and distributions to stockholders. Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. We expect to meet our liquidity requirements from cash generated from operations. To the

CWI 2 6/30/2018 10-Q – 31

extent that these funds are insufficient to satisfy our cash flow requirements, additional funds may be provided from asset sales, long- and/or short-term borrowings, proceeds from mortgage financings or refinancings.

Sources and Uses of Cash During the Period

We have fully invested the proceeds from our initial public offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, proceeds available under our Working Capital Facility, through its expiration, which is currently expected to occur on December 31, 2018 (Note 3), the proceeds of mortgage loans, asset sales, and distributions reinvested in our common stock through our DRIP. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

For the six months ended June 30, 2018 as compared to the same period in 2017, net cash provided by operating activities increased by $12.9 million. Net cash provided by operating activities during the six months ended June 30, 2017 reflected the $7.2 million acquisition fee paid to our Advisor related to the acquisition of the Ritz-Carlton San Francisco on December 30, 2016, which was paid in the first quarter of 2017. The remaining increase for the six months ended June 30, 2018 as compared to the same period in 2017 was largely attributable to net cash flow from operations generated by our 2017 Acquisition.

Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $3.5 million, primarily as a result of funding $7.9 million of capital expenditures for our Consolidated Hotels, partially offset by distributions received from equity investments in excess of equity income totaling $5.0 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 was $26.5 million, primarily as a result of cash distributions paid to stockholders of $21.9 million, redemptions of our common stock pursuant to our redemption plan totaling $9.6 million, as described below, and distributions to noncontrolling interests totaling $5.1 million, partially offset by the reinvestment of distributions in shares of our common stock through our DRIP, net of distribution and shareholder servicing fee payments, totaling $10.4 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the six months ended June 30, 2018, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $21.9 million, which were comprised of cash distributions of $8.5 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $13.4 million. From Inception through June 30, 2018, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $87.6 million, which were comprised of cash distributions of $33.3 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $54.3 million.

CWI 2 6/30/2018 10-Q – 32

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. We fully covered total distributions declared for the six months ended June 30, 2018 using FFO and funded all of these distributions from Net cash provided by operating activities. We expect that, in the future, if distributions cannot be fully sourced from net cash provided by operating activities, they may be sourced from other sources of cash, such as financings, borrowings, or sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2018, we redeemed 356,501 shares of our Class A common stock (representing 60 requests), at an average share price of $10.60, and 546,634 shares of our Class T common stock (representing 112 requests), at an average share price of $10.57. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the six months ended June 30, 2018. We funded all share redemptions during the six months ended June 30, 2018 with proceeds from the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	June 30, 2018	December 31, 2017
Carrying Value
Fixed rate (a)	$484,875	$484,631
Variable rate (a):
Amount subject to interest rate cap, if applicable	247,344	247,245
Amount subject to interest rate swap	99,586	99,453
	346,930	346,698
	$831,805	$831,329
Percent of Total Debt
Fixed rate	58%	58%
Variable rate	42%	42%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	5.1%	4.6%
_________

CWI 2 6/30/2018 10-Q – 33

(a)	Aggregate debt balance includes deferred financing costs totaling $3.4 million and $4.1 million as of June 30, 2018 and December 31, 2017, respectively.

(b)	The impact of our derivative instruments are reflected in the weighted-average interest rates.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At September 30, 2017, the minimum debt service coverage ratio on both the senior mortgage loan and mezzanine loan for the Renaissance Atlanta Midtown Hotel was not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow. As of June 30, 2018, this ratio was still not met and the cash management agreement remained in effect.

Cash Resources

At June 30, 2018, our cash resources consisted of cash and cash equivalents totaling $74.7 million, of which $21.4 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, all of which remained available to be drawn as of the date of this Report. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

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

We expect to use cash generated from operations, the Working Capital Facility, through its expiration on December 31, 2018, and mortgage financing to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At June 30, 2018 and December 31, 2017, $19.0 million and $16.5 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

CWI 2 6/30/2018 10-Q – 34

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at June 30, 2018, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$835,181	$1,838	$355,621	$398,815	$78,907
Interest on borrowings (b)	112,614	38,795	49,232	24,044	543
Annual distribution and shareholder servicing fee (c)	13,059	5,856	7,203	—	—
Contractual capital commitments (d)	11,663	10,413	1,250	—	—
Lease commitments (e)	1,493	578	915	—	—
Asset retirement obligation, net (f)	98	—	—	—	98
	$974,108	$57,480	$414,221	$422,859	$79,548
___________

(a)	Excludes deferred financing costs totaling $3.4 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.

(c)	Represents the estimated liability for the present value of the future distribution and shareholder servicing fees in connection with our Class T common stock (Note 3).

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

CWI 2 6/30/2018 10-Q – 35

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

CWI 2 6/30/2018 10-Q – 36

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

CWI 2 6/30/2018 10-Q – 37

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to CWI 2 stockholders	$3,085	$277	$1,589	$1,316
Adjustments:
Depreciation and amortization of real property	11,473	10,724	22,904	20,522
Proportionate share of adjustments for partially-owned entities — FFO adjustments	1,054	(978)	1,839	(1,783)
Total adjustments	12,527	9,746	24,743	18,739
FFO attributable to CWI 2 stockholders (as defined by NAREIT)	15,612	10,023	26,332	20,055
Loss on hurricane-related property damage (a)	901	—	589	—
Other rent adjustments	(17)	(199)	(33)	(192)
Acquisition expenses (b)	—	4,979	—	4,979
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(451)	—	(295)	—
Total adjustments	433	4,780	261	4,787
MFFO attributable to CWI 2 stockholders	$16,045	$14,803	$26,593	$24,842
___________

(a)	We excluded the hurricane loss because of the non-recurring nature of the adjustment.

(b)
In evaluating investments in real estate, management differentiates between the costs to acquire the investment and the operations derived from the investment. Such information would be comparable only for non-listed REITs that have made no acquisitions in the periods presented and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

CWI 2 6/30/2018 10-Q – 38

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations.

Interest Rate Risk

The values of our real estate and related fixed-rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled (if we do not choose to repay the debt when due). Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have attempted to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. See Note 7 for additional information on our interest rate swaps and caps.

At June 30, 2018, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. Our debt obligations are more fully described in Note 8 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at June 30, 2018 and excludes deferred financing costs (in thousands):

	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$2,631	$4,321	$4,498	$395,710	$79,741	$486,901	$476,886
Variable-rate debt	$—	$215,545	$132,735	$—	$—	$—	$348,280	$348,781

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at June 30, 2018 by an aggregate increase of $18.5 million or an aggregate decrease of $22.6 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at June 30, 2018 would increase or decrease by $2.5 million for each respective 1.0% change in annual interest rates.

CWI 2 6/30/2018 10-Q – 39

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2018 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 2 6/30/2018 10-Q – 40

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2018, we issued 240,015 shares of Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $11.11 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2018:

	Class A		Class T
2018 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April (b)	236,881	$10.58	216,934	$10.57	N/A	N/A
May (b)	2,964	10.55	—	—	N/A	N/A
June	113,835	10.64	329,700	10.56	N/A	N/A
Total	353,680		546,634
___________

(a)
Represents shares of our Class A and Class T common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published NAVs.

(b)
The requests for these redemptions were received during the three months ended March 31, 2018 and were deferred by our board of directors in order to correspond with the announcement of our updated NAV as of December 31, 2017, which serves as the basis for the redemption price under the program.

CWI 2 6/30/2018 10-Q – 41

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	Amended and Restated Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on June 27, 2018

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 2 6/30/2018 10-Q – 42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	August 14, 2018
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	August 14, 2018
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 2 6/30/2018 10-Q – 43

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	Amended and Restated Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on June 27, 2018

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 2 6/30/2018 10-Q – 44