Form 10-Q
period 2018-09-30
Carey Watermark Investors 2 Inc
filed 2018-11-13
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Registrant has 31,019,376 shares of Class A common stock, $0.001 par value, and 59,432,600 shares of Class T common stock, $0.001 par value, outstanding at November 2, 2018.

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

CWI 2 9/30/2018 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Investments in real estate:
Hotels, at cost	$1,461,901	$1,448,030
Accumulated depreciation	(101,289)	(68,088)
Net investments in hotels	1,360,612	1,379,942
Equity investments in real estate	126,058	134,738
Cash and cash equivalents	74,064	68,527
Restricted cash	29,601	29,582
Accounts receivable	26,417	17,592
Other assets	10,301	11,467
Total assets	$1,627,053	$1,641,848
Liabilities and Equity
Non-recourse debt, net	$833,491	$831,329
Accounts payable, accrued expenses and other liabilities	68,416	66,053
Due to related parties and affiliates	1,998	1,726
Distributions payable	11,092	10,955
Total liabilities	914,997	910,063
Commitments and contingencies (Note 9)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 30,667,992 and 29,510,914 shares, respectively, issued and outstanding	31	29
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 58,849,143 and 57,871,712 shares, respectively, issued and outstanding	59	58
Additional paid-in capital	822,833	807,377
Distributions and accumulated losses	(138,873)	(104,809)
Accumulated other comprehensive income	2,162	1,373
Total stockholders’ equity	686,212	704,028
Noncontrolling interests	25,844	27,757
Total equity	712,056	731,785
Total liabilities and equity	$1,627,053	$1,641,848

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2018 10-Q – 3

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Hotel Revenues
Rooms	$63,091	$61,322	$190,375	$172,102
Food and beverage	19,273	19,155	70,368	67,797
Other operating revenue	4,813	4,930	15,713	14,373
Total Hotel Revenues	87,177	85,407	276,456	254,272
Operating Expenses
Hotel Expenses
Rooms	14,686	14,306	43,558	39,706
Food and beverage	15,999	15,671	51,572	48,696
Other hotel operating expenses	1,358	1,308	4,196	4,322
Sales and marketing	7,508	8,099	23,138	22,635
General and administrative	7,397	7,688	23,443	22,091
Property taxes, insurance, rent and other	4,801	5,077	15,528	14,190
Management fees	3,257	2,931	9,981	9,005
Repairs and maintenance	3,157	3,020	9,043	8,288
Utilities	2,403	2,410	6,846	6,326
Depreciation and amortization	11,423	11,647	34,175	32,133
Total Hotel Expenses	71,989	72,157	221,480	207,392

Other Operating Expenses
Asset management fees to affiliate and other expenses	2,790	2,305	8,279	6,426
Corporate general and administrative expenses	1,712	1,483	5,551	4,778
Loss on hurricane-related property damage	159	3,845	748	3,845
Acquisition-related expenses	—	—	—	4,979
Total Other Operating Expenses	4,661	7,633	14,578	20,028
Operating Income	10,527	5,617	40,398	26,852
Other Income and (Expenses)
Interest expense	(10,176)	(9,522)	(30,274)	(25,826)
Equity in (losses) earnings of equity method investments in real estate	(1,049)	(36)	(3,440)	1,461
Loss on extinguishment of debt	(380)	(256)	(380)	(256)
Other income	365	58	551	135
Total Other Income and (Expenses)	(11,240)	(9,756)	(33,543)	(24,486)
(Loss) Income from Operations Before Income Taxes	(713)	(4,139)	6,855	2,366
Provision for income taxes	(698)	(1,122)	(2,351)	(3,518)
Net (Loss) Income	(1,411)	(5,261)	4,504	(1,152)
(Income) loss attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,691, $1,894, $3,907, and $3,528, respectively)	(1,194)	3,776	(5,521)	983
Net Loss Attributable to CWI 2 Stockholders	$(2,605)	$(1,485)	$(1,017)	$(169)

Class A Common Stock
Net (loss) income attributable to CWI 2 Stockholders	$(834)	$(472)	$(182)	$34
Basic and diluted weighted-average shares outstanding	30,558,370	28,889,131	30,192,311	27,131,807
Basic and diluted (loss) income per share	$(0.03)	$(0.02)	$(0.01)	$—
Distributions Declared Per Share	$0.1749	$0.1749	$0.5247	$0.5206

Class T Common Stock
Net loss attributable to CWI 2 Stockholders	$(1,771)	$(1,013)	$(835)	$(203)
Basic and diluted weighted-average shares outstanding	58,977,743	57,603,278	58,708,033	53,364,957
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.01)	$—
Distributions Declared Per Share	$0.1489	$0.1480	$0.4467	$0.4406

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2018 10-Q – 4

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (Loss) Income	$(1,411)	$(5,261)	$4,504	$(1,152)
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(51)	60	788	—
Comprehensive (Loss) Income	(1,462)	(5,201)	5,292	(1,152)

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(1,194)	3,776	(5,521)	983
Unrealized loss (gain) on derivative instruments	1	(3)	1	(8)
Comprehensive (income) loss attributable to noncontrolling interests	(1,193)	3,773	(5,520)	975
Comprehensive Loss Attributable to CWI 2 Stockholders	$(2,655)	$(1,428)	$(228)	$(177)

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2018 10-Q – 5

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2018 and 2017
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	29,510,914	$29	57,871,712	$58	$807,377	$(104,809)	$1,373	$704,028	$27,757	$731,785
Net (loss) income						(1,017)		(1,017)	5,521	4,504
Shares issued, net of offering costs	581,465	1	1,236,670	1	20,495			20,497		20,497
Shares issued to affiliates	708,627	1			7,785			7,786		7,786
Distributions to noncontrolling interests								—	(7,433)	(7,433)
Stock dividends issued	277,069	—	539,694	1				1		1
Shares issued under share incentive plans	17,535	—			134			134		134
Stock-based compensation to directors	15,384	—			171			171		171
Distributions declared ($0.5247 and $0.4467 per share to Class A and Class T, respectively)						(33,047)		(33,047)		(33,047)
Other comprehensive income							789	789	(1)	788
Repurchase of shares	(443,002)	—	(798,933)	(1)	(13,129)			(13,130)		(13,130)
Balance at September 30, 2018	30,667,992	$31	58,849,143	$59	$822,833	$(138,873)	$2,162	$686,212	$25,844	$712,056

Balance at January 1, 2017	22,414,128	$22	40,447,362	$40	$573,135	$(59,115)	$896	$514,978	$35,131	$550,109
Net loss						(169)		(169)	(983)	(1,152)
Shares issued, net of offering costs	5,826,566	6	16,709,647	17	226,392			226,415		226,415
Shares issued to affiliates	839,720	1			8,984			8,985		8,985
Distributions to noncontrolling interests								—	(6,822)	(6,822)
Purchase of membership interest from noncontrolling interest					(3,524)			(3,524)		(3,524)
Stock dividends issued	230,038	—	434,259	—				—		—
Stock-based compensation to directors	15,384	—			165			165		165
Shares issued under share incentive plans	14,071	—			172			172		172
Distributions declared ($0.5206 and $0.4406 per share to Class A and Class T, respectively)						(29,251)		(29,251)		(29,251)
Other comprehensive (loss) income							(8)	(8)	8	—
Repurchase of shares	(156,397)	—	(231,682)	—	(3,969)			(3,969)		(3,969)
Balance at September 30, 2017	29,183,510	$29	57,359,586	$57	$801,355	$(88,535)	$888	$713,794	$27,334	$741,128

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2018 10-Q – 6

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows — Operating Activities
Net income (loss)	$4,504	$(1,152)
Adjustments to net income (loss):
Depreciation and amortization	34,175	32,133
Asset management fees to affiliates settled in shares	7,793	6,157
Equity in losses (earnings) of equity method investments in real estate	3,440	(1,461)
Amortization of deferred key money, deferred financing costs and other	1,001	582
Loss on hurricane-related property damage	748	3,845
Amortization of stock-based compensation	403	418
Loss on extinguishment of debt	380	254
Acquisition fees to affiliates settled in shares	—	3,097
Net changes in other assets and liabilities	(4,081)	170
Distributions of earnings from equity method investments	812	1,309
Increase (decrease) in due to related parties and affiliates	318	(7,231)
Funding of hurricane-related remediation work	(163)	—
Receipt of key money and other deferred incentive payments	—	2,688
Net Cash Provided by Operating Activities	49,330	40,809

Cash Flows — Investing Activities
Capital expenditures	(11,232)	(14,568)
Distributions from equity investments in excess of cumulative equity income	5,176	—
Capital contributions to equity investment in real estate	(486)	—
Acquisition of hotels	—	(168,884)
Purchase of equity interest	—	(99,386)
Deposits released for hotel investments	—	1,521
Net Cash Used in Investing Activities	(6,542)	(281,317)

Cash Flows — Financing Activities
Proceeds from mortgage financing	49,000	301,900
Scheduled payments and prepayments for mortgage principal	(47,502)	(42,000)
Distributions paid	(32,910)	(25,839)
Proceeds from issuance of shares, net of offering costs	15,508	232,478
Repurchase of shares	(13,130)	(3,969)
Distributions to noncontrolling interests	(7,433)	(6,822)
Deferred financing costs	(548)	(2,090)
Purchase of interest rate cap	(118)	(16)
Withholdings on restricted stock units	(99)	(81)
Repayment of notes payable to affiliate	—	(210,000)
Purchase of membership interest from noncontrolling interest	—	(3,524)
Deposits released for mortgage financing	—	2,235
Deposits for mortgage financing	—	(725)
Net Cash (Used in) Provided by Financing Activities	(37,232)	241,547

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net increase in cash and cash equivalents and restricted cash	5,556	1,039
Cash and cash equivalents and restricted cash, beginning of period	98,109	99,793
Cash and cash equivalents and restricted cash, end of period	$103,665	$100,832

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2018 10-Q – 7

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

We held ownership interests in 12 hotels at September 30, 2018, including ten hotels that we consolidate, or our Consolidated Hotels, and two hotels that we record as equity investments, or our Unconsolidated Hotels.

Public Offering

We raised offering proceeds in our initial public offering of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock. The offering commenced on May 22, 2014 and closed on July 31, 2017. We have fully invested the proceeds from our initial public offering. In addition, from inception through September 30, 2018, $18.6 million and $35.8 million of distributions were reinvested in our Class A and Class T common stock, respectively, as a result of our distribution reinvestment plan, or DRIP.

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

CWI 2 9/30/2018 10-Q – 8

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

At both September 30, 2018 and December 31, 2017, we considered four entities to be VIEs, of which we consolidated three, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	September 30, 2018	December 31, 2017
Net investments in hotels	$569,416	$579,206
Total assets	609,548	617,207

Non-recourse debt, net	$320,527	$320,304
Total liabilities	351,214	350,249

Accounting Policy Update

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

CWI 2 9/30/2018 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

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

Restricted Cash — In connection with our adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as described below, we revised our consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows. As a result, we retrospectively revised prior periods presented to conform to the current period presentation. Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt to fund planned renovations and improvements (including at hotels damaged by Hurricane Irma), property taxes, insurance, and normal replacement of furniture, fixtures and equipment at our hotels. The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$74,064	$68,527
Restricted cash	29,601	29,582
Total cash and cash equivalents and restricted cash	$103,665	$98,109

Recent Accounting Pronouncements

Pronouncements Adopted as of September 30, 2018

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

CWI 2 9/30/2018 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. We adopted this guidance for our interim and annual periods beginning January 1, 2018. We have had no acquisitions since the adoption of this guidance; however, we expect that certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect the capitalization of acquisition costs (such costs are expensed for business combinations and capitalized for asset acquisitions).

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes, modifies, and adds certain fair value disclosure requirements. We adopted this guidance for our interim period beginning July 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

Pronouncements to be Adopted after September 30, 2018

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

Early application is permitted for all entities. ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption. In addition, a practical expedient was recently issued by the FASB which allows lessors to combine non-lease components with related lease components if certain conditions are met. We will adopt this guidance for our interim and annual periods beginning January 1, 2019 and expect to use the second transition method. We are evaluating the impact of ASU 2016-02 and have not yet determined if it will have a material impact on our business or our consolidated financial statements but the application of the new standard will require additional quantitative and qualitative disclosures.

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

CWI 2 9/30/2018 10-Q – 11

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

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$2,607	$2,188	$7,793	$6,157
Available Cash Distributions	1,691	1,894	3,907	3,528
Personnel and overhead reimbursements	968	872	2,969	2,628
Acquisition fees	—	—	—	4,415
Interest expense	—	—	—	332
Accretion of interest on annual distribution and shareholder servicing fee (a)	—	—	—	198
	$5,266	$4,954	$14,669	$17,258

Other Transaction Fees Incurred
Capitalized loan refinancing fees	$245	$280	$245	$280
Capitalized acquisition fees for equity method investment (b)	—	6,195	—	6,195
Selling commissions and dealer manager fees	—	367	—	13,199
Organization and offering costs	—	224	—	1,422
Annual distribution and shareholder servicing fee (a)	—	—	—	8,439
	$245	$7,066	$245	$29,535
___________

(a)
Starting with the third quarter 2017 distribution and shareholder servicing fee (which was paid in October 2017), we began making payments directly to selected dealers rather than through Carey Financial, LLC, or Carey Financial, a subsidiary of WPC and the former dealer manager of our offering; therefore, this activity is no longer considered a related party transaction.

(b)	Our Advisor elected to receive 50% of the acquisition fee related to our investment in the Ritz-Carlton Bacara, Santa Barbara Venture in shares of our common stock and 50% in cash.

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	September 30, 2018	December 31, 2017
Amounts Due to Related Parties and Affiliates
Asset management fees and other to our Advisor	$1,129	$877
Reimbursable costs to our Advisor	858	768
Due to other affiliates	11	—
Organization and offering costs to our Advisor	—	81
	$1,998	$1,726

CWI 2 9/30/2018 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, both as defined in the Advisory Agreement. If our Advisor elects to receive all or a portion of its fees in shares of our Class A common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, for Class A shares. For the nine months ended September 30, 2018 and 2017, $7.8 million and $5.9 million, respectively, in asset management fees were settled in shares of our Class A common stock. At September 30, 2018, our Advisor owned 2,285,933 shares (2.6%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements.

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

Selling Commissions and Dealer Manager Fees

Through June 30, 2017, Carey Financial was entitled to receive an annual distribution and shareholder servicing fee in connection with our Class T common stock, which it may have re-allowed to selected dealers. Beginning with the payment for the third quarter of 2017, which was paid in October 2017, the distribution and shareholder servicing fee was paid by us directly to selected dealers rather than through Carey Financial; therefore, this activity is no longer considered a related party transaction. The amount of the distribution and shareholder servicing fee is 1.0% of the NAV of our Class T common stock. The distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the distribution and shareholder servicing fee after July 31, 2023; the fees may end sooner if the total underwriting compensation paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that date. During the nine months ended September 30, 2017, $8.8 million of distribution and shareholder servicing fees were charged to stockholders’ equity and $3.6 million of such fees were paid to Carey Financial, which it may have re-allowed to selected dealers. During the nine months ended September 30, 2018, we paid $4.4 million of distribution and shareholder servicing fees to selected dealers.

CWI 2 9/30/2018 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Pursuant to our former dealer manager agreement with Carey Financial, it received a selling commission for sales of our Class A and Class T common stock during our initial public offering, which closed on July 31, 2017. During the three months ended March 31, 2017, Carey Financial received a selling commission of $0.82 and $0.22 per share sold and a dealer manager fee of $0.35 and $0.30 per share sold for the Class A and Class T common stock, respectively. In connection with the extension of our initial public offering in 2017, we adjusted our offering prices in April 2017 to reflect our NAVs as of December 31, 2016, with a selling commission of $0.84 and $0.23 per share sold and a dealer manager fee of $0.36 and $0.31 per share sold for the Class A and Class T common stock, respectively, which were paid through the termination of our offering on July 31, 2017. The selling commissions were re-allowed and a portion of the dealer manager fees could have been re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements. During the nine months ended September 30, 2017, we paid selling commissions and dealer manager fees totaling $13.2 million.

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

During the offering period, costs incurred in connection with raising of capital were recorded as deferred offering costs. Upon receipt of offering proceeds, we charged the deferred offering costs to stockholders’ equity. During the nine months ended September 30, 2017, $2.7 million of deferred offering costs were charged to stockholders’ equity.

Other Transactions with Affiliates

Working Capital Facility

On October 19, 2017, our Operating Partnership entered into a $25.0 million secured credit facility with WPC to fund our working capital needs, which we refer to as the Working Capital Facility, and all previous authorizations regarding loans from WPC were terminated. Pursuant to the related credit agreement, as amended, the loan bears interest at the London Interbank Offered Rate, or LIBOR, plus 1.0% and matures on the earlier of December 31, 2019 and the expiration or termination of the Advisory Agreement. We serve as guarantor of the Working Capital Facility and have pledged our unencumbered equity interest in certain properties as collateral, as further described in the related pledge and security agreement. As of September 30, 2018, no amounts are outstanding under the Working Capital Facility.

Jointly Owned Investments

At September 30, 2018, we owned interests in three ventures with our affiliate, CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third party also owns an interest in the Ritz-Carlton Key Biscayne. CWI 1 is a publicly owned, non-listed REIT that is also advised by our Advisor and invests in lodging and lodging-related properties. See Note 5 for further discussion.

CWI 2 9/30/2018 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Buildings	$1,092,526	$1,092,315
Land	236,078	236,078
Furniture, fixtures and equipment	92,800	87,664
Building and site improvements	37,258	28,865
Construction in progress	3,239	3,108
Hotels, at cost	1,461,901	1,448,030
Less: Accumulated depreciation	(101,289)	(68,088)
Net investments in hotels	$1,360,612	$1,379,942

During the nine months ended September 30, 2018, we retired fully depreciated furniture, fixtures and equipment aggregating $1.0 million.

Hurricane-Related Disruption

Hurricane Irma made landfall in September 2017, impacting one of our Consolidated Hotels, the Marriott Sawgrass Golf Resort & Spa, which sustained damage and was forced to close for a short period of time. During the three and nine months ended September 30, 2018, we recognized losses on hurricane-related property damage of $0.2 million and $0.7 million, respectively. During both the three and nine months ended September 30, 2017, we recognized losses on hurricane-related damage of $3.8 million.

	Three Months Ended September 30,
(in thousands)	2018	2017
Net write-off of fixed assets	$147	$6,160
Remediation work performed	7	990
Decrease (increase) to property damage insurance receivables	5	(3,305)
Loss on hurricane-related property damage	$159	$3,845

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net (write-up) write-off of fixed assets (a)	$(279)	$6,160
Remediation work performed	118	990
Decrease (increase) to property damage insurance receivables	909	(3,305)
Loss on hurricane-related property damage	$748	$3,845
___________

(a)
Includes write-offs totaling $1.3 million during the nine months ended September 30, 2018 resulting from pre-existing damage (which was discovered as a result of Hurricane Irma and is not covered by insurance).

As the restoration work continues to be performed, the estimated total costs will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

CWI 2 9/30/2018 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Construction in Progress

At September 30, 2018 and December 31, 2017, construction in progress, recorded at cost, was $3.2 million and $3.1 million, respectively, and related primarily to restoration of the Marriott Sawgrass Golf Resort & Spa as a result of the damage caused by Hurricane Irma and planned renovations at the Ritz-Carlton San Francisco at September 30, 2018 and planned renovations at the San Diego Marriott La Jolla and the Renaissance Atlanta Midtown Hotel at December 31, 2017. Upon substantial completion of renovation work, costs are reclassified from construction in progress to buildings, building and site improvements and furniture, fixture and equipment, as applicable, and depreciation will commence.

We capitalize interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized less than $0.2 million and less than $0.1 million of such costs during the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.4 million during the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, accrued capital expenditures were $3.8 million and $0.5 million, respectively, representing non-cash investing activity.

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if our acquisition of the Charlotte Marriott City Center on June 1, 2017, and the new financing related to this acquisition, had occurred on January 1, 2016. This transaction was accounted for as a business combination. No hotel acquisitions occurred during the three and nine months ended September 30, 2018.

The pro forma financial information is not necessarily indicative of what the actual results would have been had this acquisition actually occurred on the date listed above, nor does it purport to represent the results of operations for further periods.

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Pro forma total revenues	$85,407	$270,096

Pro forma net (loss) income	$(5,261)	$4,733
Pro forma loss attributable to noncontrolling interests	3,776	983
Pro forma net (loss) income attributable to CWI 2 stockholders	$(1,485)	$5,716

Pro forma (loss) income per Class A share:
Net (loss) income attributable to CWI 2 stockholders	$(472)	$2,189
Basic and diluted pro forma weighted-average shares outstanding	28,889,131	30,761,196
Basic and diluted pro forma (loss) income per share	$(0.02)	$0.07

Pro forma (loss) income per Class T share:
Net (loss) income attributable to CWI 2 stockholders	$(1,013)	$3,527
Basic and diluted pro forma weighted-average shares outstanding	57,603,578	53,364,957
Basic and diluted pro forma (loss) income per share	$(0.02)	$0.07

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

CWI 2 9/30/2018 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Equity Investments in Real Estate

At September 30, 2018, we owned equity interests in two Unconsolidated Hotels, one with CWI 1 and one together with CWI 1 and an unrelated third party. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

Hurricane-Related Disruption

The Ritz-Carlton Key Biscayne was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time. During the three and nine months ended September 30, 2017, the venture recorded a loss on hurricane-related property damage of $3.3 million; however, there was no net impact to our investment in the venture under the hypothetical liquidation at book value method of accounting as a result of our priority return on the investment. The venture recorded a $0.1 million gain on hurricane-related property damage during both the three and nine months ended September 30, 2018.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Carrying Value at
							September 30, 2018	December 31, 2017
Ritz-Carlton Bacara, Santa Barbara Venture (b) (c)	CA	358	60.0%	$99,386	9/28/2017	Resort	$88,607	$97,584
Ritz-Carlton Key Biscayne Venture (d) (e)	FL	451	19.3%	37,559	5/29/2015	Resort	37,451	37,154
		809		$136,945			$126,058	$134,738
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

(b)	This investment represents a tenancy-in-common interest; the remaining 40% interest is owned by CWI 1.

(c)	We received net cash distributions of $0.2 million and $4.7 million from this investment during the three and nine months ended September 30, 2018, respectively.

(d)
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

(e)
We received $0.8 million of cash distributions from this investment during the nine months ended September 30, 2018. No distributions were received from this investment during the three months ended September 30, 2018.

CWI 2 9/30/2018 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the hypothetical liquidation at book value model, as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unconsolidated Hotels	2018	2017	2018	2017
Ritz-Carlton Key Biscayne Venture	$(755)	$763	$1,108	$2,260
Ritz-Carlton Bacara, Santa Barbara Venture	(294)	(799)	(4,548)	(799)
Total equity in (losses) earnings of equity method investments in real estate	$(1,049)	$(36)	$(3,440)	$1,461

No other-than-temporary impairment charges were recognized during the three or nine months ended September 30, 2018 and 2017.

At September 30, 2018 and December 31, 2017, the unamortized basis differences on our equity investments were $7.8 million and $8.0 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million and less than $0.1 million during the three months ended September 30, 2018 and 2017, respectively, and by $0.2 million and less than $0.1 million, respectively, for the nine months ended September 30, 2018 and 2017.

The following tables present combined summarized financial information of our equity investments in real estate. Amounts provided are the total amounts attributable to the ventures and does not represent our proportionate share (in thousands):

	September 30, 2018	December 31, 2017
Real estate, net	$645,071	$646,943
Other assets	81,653	82,461
Total assets	726,724	729,404
Debt	416,574	416,335
Other liabilities	49,538	38,969
Total liabilities	466,112	455,304
Members’ equity	$260,612	$274,100

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$38,226	$13,612	$137,896	$62,014
Expenses	(42,986)	(18,326)	(141,279)	(63,037)
Gain (loss) on hurricane-related property damage	56	(3,333)	71	(3,333)
Net loss attributable to equity method investments	$(4,704)	$(8,047)	$(3,312)	$(4,356)

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

CWI 2 9/30/2018 10-Q – 18

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three or nine months ended September 30, 2018 or 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $833.5 million and $831.3 million at September 30, 2018 and December 31, 2017, respectively, and an estimated fair value of $825.3 million and $831.7 million at September 30, 2018 and December 31, 2017, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2018 and December 31, 2017.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. We did not recognize any impairment charges during the three and nine months ended September 30, 2018 or 2017.

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

CWI 2 9/30/2018 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at
	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate swap	Other assets	$1,905	$1,480
Interest rate caps	Other assets	204	36
		$2,109	$1,516

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both September 30, 2018 and December 31, 2017, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized gains of $0.2 million and less than $0.1 million in Other comprehensive income on derivatives in connection with our interest rate swap and caps during the three months ended September 30, 2018 and 2017, respectively, and unrealized gains of $1.2 million and unrealized losses of $0.2 million during the nine months ended September 30, 2018 and 2017, respectively.

We reclassified $0.2 million and less than $0.1 million from Other comprehensive income on derivatives into Interest expense during the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $0.2 million during the nine months ended September 30, 2018 and 2017, respectively, with the reclassifications resulting in a decrease to interest expense during both the three and nine months ended September 30, 2018.

Amounts reported in Other comprehensive income related to our interest rate swap and caps will be reclassified to Interest expense as interest expense or income is incurred on our variable-rate debt. At September 30, 2018, we estimated that $1.3 million will be reclassified as Interest income during the next 12 months related to our interest rate swap and caps.

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

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at September 30, 2018 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	September 30, 2018
Interest rate swap	1	$100,000	$1,905
Interest rate caps	6	297,500	204
			$2,109

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2018. At September 30, 2018, our total credit exposure was $2.2 million and the maximum exposure to any single counterparty was $2.0 million.

CWI 2 9/30/2018 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2018, we had not been declared in default on any of our derivative obligations. At both September 30, 2018 and December 31, 2017, we had no derivatives that were in a net liability position.

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotels (dollars in thousands):

				Carrying Amount at
			Current
Consolidated Hotels	Interest Rate	Rate Type	Maturity Date	September 30, 2018	December 31, 2017
San Jose Marriott (a) (b)	4.90%	Variable	7/2019	$87,824	$87,655
Marriott Sawgrass Golf Resort & Spa (a)	5.95%	Variable	11/2019	77,997	78,000
Seattle Marriott Bellevue (a) (c)	3.88%	Variable	1/2020	99,652	99,453
Le Méridien Arlington (a) (c)	4.90%	Variable	6/2020	34,752	34,645
Renaissance Atlanta Midtown Hotel (a) (b) (d)	4.38%	Variable	8/2021	48,268	46,945
Ritz-Carlton San Francisco	4.59%	Fixed	2/2022	142,878	142,851
Charlotte Marriott City Center	4.53%	Fixed	6/2022	102,451	102,338
Courtyard Nashville Downtown	4.15%	Fixed	9/2022	54,993	54,820
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	99,806	99,772
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,870	84,850
				$833,491	$831,329
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rates in effect at September 30, 2018 through the use of an interest rate cap or swap, as applicable.

(b)	These mortgage loans have two one-year extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(c)	These mortgage loans each have a one-year extension option, which are subject to certain conditions. The maturity dates in the table do not reflect the extension option.

(d)
At December 31, 2017, this debt was comprised of a $34.0 million senior mortgage loan and a $13.5 million mezzanine loan, both with variable interest rates subject to caps. On August 8, 2018, we refinanced these loans with one non-recourse mortgage loan totaling $49.0 million. See below for further discussion.

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

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At September 30, 2018, we were in compliance with the applicable covenants for each of our mortgage loans.

Financing Activity During 2018

On August 8, 2018, we refinanced the Renaissance Atlanta Midtown senior mortgage and mezzanine loans totaling $34.0 million and $13.5 million, respectively, with one non-recourse mortgage loan totaling $49.0 million, which has a floating annual interest rate of LIBOR plus 2.3% with the interest rate decreasing to LIBOR plus 2.0% upon achieving a specific

CWI 2 9/30/2018 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

minimum debt service coverage ratio as described in the loan agreement. We have entered into an interest rate cap agreement with respect to this variable rate loan. The new loan matures in August 2021. We recognized a net loss on extinguishment of debt of $0.4 million on this refinancing during both the three and nine months ended September 30, 2018.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2018, each of the next four calendar years following December 31, 2018 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018 (remainder)	$—
2019	170,895
2020	137,056
2021	53,498
2022	395,710
Thereafter through 2023	79,741
836,900
Unamortized deferred financing costs	(3,409)
Total	$833,491

Note 9. Commitments and Contingencies

At September 30, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of September 30, 2018, our Consolidated Hotel properties are operated pursuant to long-term management agreements with three different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 2.5% to 3.0% of hotel revenues. Six of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after we have received a priority return on our investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $3.3 million and $2.9 million for the three months ended September 30, 2018 and 2017, respectively, and $10.0 million and $9.0 million for the nine months ended September 30, 2018 and 2017, respectively.

CWI 2 9/30/2018 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Franchise Agreements

As of September 30, 2018, we had three franchise agreements with Marriott-owned brands and one with a Hilton-owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 20 to 25 years (excluding six hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above). Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $1.5 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, and $4.4 million and $4.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At September 30, 2018 and December 31, 2017, $19.4 million and $16.5 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At September 30, 2018, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at September 30, 2018 totaled $16.4 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources, proceeds available under our Working Capital Facility and/or other sources of available capital.

CWI 2 9/30/2018 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Loss Per Share and Equity

Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	30,558,370	$(834)	$(0.03)	28,889,131	$(472)	$(0.02)
Class T common stock	58,977,743	(1,771)	(0.03)	57,603,278	(1,013)	(0.02)
Net loss attributable to CWI 2 stockholders		$(2,605)			$(1,485)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income (Loss)	Basic and Diluted Income (Loss) Per Share
Class A common stock	30,192,311	$(182)	$(0.01)	27,131,807	$34	$—
Class T common stock	58,708,033	(835)	(0.01)	53,364,957	(203)	—
Net loss attributable to CWI 2 stockholders		$(1,017)			$(169)

The allocation of net loss attributable to CWI 2 stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for each respective period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively, which is only applicable to holders of Class T common shares (Note 3).

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

Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents a reconciliation of changes in Accumulated other comprehensive income by component for the periods presented (in thousands):

	Three Months Ended September 30,
Gains and Losses on Derivative Instruments	2018	2017
Beginning balance	$2,211	$831
Other comprehensive income before reclassifications	167	38
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	(217)	22
Total	(217)	22
Net current period other comprehensive (loss) income	(50)	60
Net current period other comprehensive loss (income) attributable to noncontrolling interests	1	(3)
Ending balance	$2,162	$888

CWI 2 9/30/2018 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
Gains and Losses on Derivative Instruments	2018	2017
Beginning balance	$1,373	$896
Other comprehensive income (loss) before reclassifications	1,232	(210)
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	(444)	210
Total	(444)	210
Net current period other comprehensive income	788	—
Net current period other comprehensive loss (income) attributable to noncontrolling interests	1	(8)
Ending balance	$2,162	$888

Distributions

The following table presents the quarterly per share distributions declared by our board of directors for the third quarter of 2018, payable in cash and in shares of our Class A and Class T common stock to stockholders of record on September 28, 2018:

Class A common stock			Class T common stock
Cash	Shares	Total	Cash	Shares	Total
$0.1410	$0.0339	$0.1749	$0.1150	$0.0339	$0.1489

These distributions were paid on October 15, 2018 in the aggregate amount of $11.1 million. Distributions that are payable in shares of our Class A and Class T common stock are recorded at par value in our consolidated financial statements.

During the nine months ended September 30, 2018, our board of directors declared distributions in the aggregate amount of $12.8 million for our Class A common stock and $20.2 million for our Class T common stock, which equates to $0.5247 per share and $0.4467 per share, respectively.

Note 11. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2018. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2018 and 2017. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.
Certain of our subsidiaries have elected taxable REIT subsidiary, or TRS, status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and nine months ended September 30, 2018 and 2017. Current income tax expense was $0.6 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $2.6 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively.

CWI 2 9/30/2018 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. In December 2017, the Tax Cuts and Jobs Act was enacted, which reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Tax reform also contained other provisions that may have an impact on the future realizability of our deferred tax assets. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. Provision for income taxes included a net deferred income tax expense of $0.1 million for both the three months ended September 30, 2018 and 2017, and net deferred income tax benefit of $0.2 million and net deferred income tax expense of less than $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.

CWI 2 9/30/2018 10-Q – 26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2017 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Business Overview

As described in more detail in Item 1 of the 2017 Annual Report, we are a publicly-owned, non-listed REIT that invests in, manages and seeks to enhance the value of interests in lodging and lodging-related properties. We have fully invested our offering proceeds in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and hotel renovations. We have invested in and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. At September 30, 2018, we held ownership interests in 12 hotels, with a total of 4,424 rooms.

Our board of directors is beginning the process of evaluating strategic alternatives, including a combination with CWI 1, and intends to form a special committee of independent directors to undertake the evaluation. There can be no assurance as to the form or timing of any transaction or that a transaction will be pursued at all. We do not intend to discuss the evaluation process unless and until the board completes its evaluation.

Financial and Operating Highlights

(Dollars in thousands, except average daily rate, or ADR, and revenue per available room, or RevPAR)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Hotel revenues	$87,177	$85,407	$276,456	$254,272
Loss on hurricane-related property damage	159	3,845	748	3,845
Acquisition-related expenses	—	—	—	4,979
Net loss attributable to CWI 2 stockholders	(2,605)	(1,485)	(1,017)	(169)

Cash distributions paid	10,977	10,202	32,910	25,839

Net cash provided by operating activities			49,330	40,809
Net cash used in investing activities (a)			(6,542)	(281,317)
Net cash (used in) provided by financing activities (a)			(37,232)	241,547

Supplemental Financial Measures: (b)
FFO attributable to CWI 2 stockholders	11,533	9,342	37,863	29,397
MFFO attributable to CWI 2 stockholders	11,976	11,504	38,567	36,346

Consolidated Hotel Operating Statistics
Occupancy	80.5%	79.5%	80.3%	79.8%
ADR	$235.75	$231.99	$240.11	$234.49
RevPAR	189.70	184.38	192.90	187.16
___________

(a)
On January 1, 2018, we adopted ASU 2016-18, which revised how certain items are presented in the consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised net cash used in investing activities and net cash (used in) provided by financing activities within our consolidated statements of cash flows for the nine months ended September 30, 2017, as described in Note 2.

CWI 2 9/30/2018 10-Q – 27

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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At both September 30, 2018 and 2017, we owned ten Consolidated Hotels, with one of those hotels acquired during the second quarter of 2017.

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

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at September 30, 2018
Consolidated Hotels
2015 Acquisitions
Marriott Sawgrass Golf Resort & Spa (a) (b)	FL	514	50%	$24,764	4/1/2015	Resort	Completed
Courtyard Nashville Downtown	TN	192	100%	58,498	5/1/2015	Select-Service	Completed/ Planned future
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	168,809	11/4/2015	Full-Service	Completed/ Planned future
2016 Acquisitions
Seattle Marriott Bellevue	WA	384	95.4%	175,921	1/22/2016	Full-Service	None planned
Le Méridien Arlington	VA	154	100%	54,891	6/28/2016	Full-Service	Completed/ Planned future
San Jose Marriott	CA	510	100%	153,814	7/13/2016	Full-Service	Planned future
San Diego Marriott La Jolla	CA	372	100%	136,782	7/21/2016	Full-Service	Completed
Renaissance Atlanta Midtown Hotel	GA	304	100%	78,782	8/30/2016	Full-Service	Completed
Ritz-Carlton San Francisco	CA	336	100%	272,207	12/30/2016	Full-Service	Planned future
2017 Acquisition
Charlotte Marriott City Center	NC	446	100%	168,884	6/1/2017	Full-Service	None planned
		3,615		$1,293,352
Unconsolidated Hotels
Ritz-Carlton Key Biscayne (a) (c)	FL	451	19.3%	$37,559	5/29/2015	Resort	Completed/ In progress
Ritz-Carlton Bacara, Santa Barbara (d)	CA	358	60%	99,386	9/28/2017	Resort	In progress
		809		$136,945
_________

(a)	Status excludes any remaining restoration work as a result of the damage sustained from Hurricane Irma.

(b)	The remaining 50% interest in this venture is owned by CWI 1. Our initial investment presented is net of $66.7 million of debt assumed at acquisition.

(c)
A 47.4% interest in this venture is owned by CWI 1. The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 149 condo-hotel units that participate in the resort rental program.

(d)	This investment represents a tenancy-in-common interest; the remaining 40% interest is owned by CWI 1.

CWI 2 9/30/2018 10-Q – 28

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

The comparability of our results year over year is impacted by, among other factors, the timing of acquisition activity and of any renovation-related activity, including the restoration of certain hotels due to the impact of Hurricane Irma.

CWI 2 9/30/2018 10-Q – 29

The following table presents our comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Hotel Revenues	$87,177	$85,407	$1,770	$276,456	$254,272	$22,184

Hotel Expenses	71,989	72,157	(168)	221,480	207,392	14,088

Other Operating Expenses
Asset management fees to affiliate and other expenses	2,790	2,305	485	8,279	6,426	1,853
Corporate general and administrative expenses	1,712	1,483	229	5,551	4,778	773
Loss on hurricane-related property damage	159	3,845	(3,686)	748	3,845	(3,097)
Acquisition-related expenses	—	—	—	—	4,979	(4,979)
Total Other Operating Expenses	4,661	7,633	(2,972)	14,578	20,028	(5,450)

Operating Income	10,527	5,617	4,910	40,398	26,852	13,546

Other Income and (Expenses)
Interest expense	(10,176)	(9,522)	(654)	(30,274)	(25,826)	(4,448)
Equity in (losses) earnings of equity method investments in real estate	(1,049)	(36)	(1,013)	(3,440)	1,461	(4,901)
Loss on extinguishment of debt	(380)	(256)	(124)	(380)	(256)	(124)
Other income	365	58	307	551	135	416
Total Other Income and (Expenses)	(11,240)	(9,756)	(1,484)	(33,543)	(24,486)	(9,057)

(Loss) Income from Operations Before Income Taxes	(713)	(4,139)	3,426	6,855	2,366	4,489
Provision for income taxes	(698)	(1,122)	424	(2,351)	(3,518)	1,167
Net (Loss) Income	(1,411)	(5,261)	3,850	4,504	(1,152)	5,656
(Income) loss attributable to noncontrolling interests	(1,194)	3,776	(4,970)	(5,521)	983	(6,504)
Net Loss Attributable to CWI 2 Stockholders	$(2,605)	$(1,485)	$(1,120)	$(1,017)	$(169)	$(848)
Supplemental Financial Measure:(a)
MFFO Attributable to CWI 2 Stockholders	$11,976	$11,504	$472	$38,567	$36,346	$2,221
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

CWI 2 9/30/2018 10-Q – 30

Our Same Store Hotels are comprised of our 2015 Acquisitions and 2016 Acquisitions and our Recently Acquired Hotel is our 2017 Acquisition.

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and nine months ended September 30, 2018 and 2017 for our Same Store Hotels.

	Three Months Ended September 30,		Nine Months Ended September 30,
Same Store Hotels	2018	2017	2018	2017
Occupancy Rate	81.2%	79.9%	81.2%	80.1%
ADR	$239.26	$234.22	$243.00	$235.53
RevPAR	194.31	187.22	197.23	188.75

Hotel Revenues

For the three months ended September 30, 2018 as compared to the same period in 2017, hotel revenues increased by $1.8 million primarily due to an increase in revenue from the Marriott Sawgrass Golf Resort & Spa, driven by a strong market and an increase in group bookings, partially offset by a decrease in revenue from Renaissance Atlanta Midtown Hotel, largely due to the hotel undergoing renovation during the current year period.

For the nine months ended September 30, 2018 as compared to the same period in 2017, hotel revenues increased by $22.2 million, primarily due an increase in revenue contributed by the Charlotte Marriott City Center, which we acquired on June 1, 2017, and an increase from Marriott Sawgrass Golf Resort & Spa, as discussed above.

Hotel Expenses

Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the three months ended September 30, 2018 as compared to the same period in 2017, aggregate hotel operating expenses decreased by $0.2 million. The increase in expenses related to the Marriott Sawgrass Golf Resort & Spa during the current year period as a result of the increase in revenue discussed above were more than offset by a net decrease in expenses from the remaining portfolio, largely due to a decrease in expenses related to Renaissance Atlanta Midtown Hotel as a result of the current year period renovation.

For the nine months ended September 30, 2018 as compared to the same period in 2017, aggregate hotel operating expenses increased by $14.1 million, primarily due to an increase in expenses contributed by the Charlotte Marriott City Center and Marriott Sawgrass Golf Resort and Spa as a result of the increase in revenue discussed above.

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, as defined in our Advisory Agreement (Note 3). Our Advisor elected to receive its asset management fees in shares of our Class A common stock for each of the three and nine months ended September 30, 2018 and 2017.

For the three and nine months ended September 30, 2018 as compared to the same periods in 2017, asset management fees to affiliate and other increased by $0.5 million and $1.9 million, respectively, primarily reflecting the impact of our acquisitions of the Charlotte Marriott City Center and the Ritz-Carlton Bacara, Santa Barbara on June 1, 2017 and September 28, 2017, respectively, which increased the asset base from which our Advisor earns a fee.

Corporate General and Administrative Expenses

For the three months ended September 30, 2018 as compared to the same period in 2017, corporate general and administrative expenses increased by $0.2 million, largely due to an increase in personnel and overhead reimbursement costs, caused in part by an increase in our pro rata hotel revenue relative to CWI 1’s pro rata hotel revenue, which directly impacts the allocation of our Advisor’s expenses to us (Note 3).

CWI 2 9/30/2018 10-Q – 31

For the nine months ended September 30, 2018 as compared to the same period in 2017, corporate general and administrative expenses increased by $0.8 million, primarily as a result of increases in professional fees of $0.4 million and overhead reimbursement costs of $0.3 million. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

Loss on Hurricane-Related Property Damage

During the three and nine months ended September 30, 2018, we recognized a loss on hurricane-related property damage of $0.2 million and $0.7 million, respectively, from the Marriott Sawgrass Golf Resort & Spa. For the three months ended September 30, 2018, this loss was comprised of a $0.2 million loss resulting from a change in our estimate of the total damage incurred at the property. For the nine months ended September 30, 2018, this loss was comprised of a $1.3 million loss resulting from pre-existing damage at the hotel (which was discovered as a result of the hurricane and was not covered by insurance), partially offset by a $0.6 million gain resulting from a decrease in the estimate to repair property damage at the hotel.

During both the three and nine months ended September 30, 2017, we recognized losses on hurricane-related damage of $3.8 million, representing our best estimate at the time of uninsured losses from Hurricane Irma.

We and CWI 1 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2% to 5% of the insured value. We currently estimate our aggregate casualty insurance claim related to Hurricane Irma to be approximately $4.0 million, which includes estimated clean up, repair and rebuilding costs, and estimate our aggregate business interruption insurance claim to be approximately $1.0 million. As the restoration work continues to be performed, the estimated total costs will change. We believe that we maintain adequate insurance coverage on each of our hotels and are working closely with the insurance carriers and claims adjusters to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues as a result of Hurricane Irma. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carriers. We have not recorded revenue for covered business interruption during the nine months ended September 30, 2018. We will record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carriers.

Acquisition-Related Expenses

For the nine months ended September 30, 2017, acquisition-related expenses were $5.0 million. We did not acquire any hotels during the three or nine months ended September 30, 2018.

Interest Expense

Our interest expense is directly impacted by the mortgage loans obtained in connection with our acquisition activity.

For the three months ended September 30, 2018 compared to the same period in 2017, interest expense increased by $0.7 million, primarily due to an increase in the weighted-average interest rate of our debt from 4.3% for the three months ended September 30, 2017 to 4.6% for the three months ended September 30, 2018.

For the nine months ended September 30, 2018 compared to the same period in 2017, interest expense increased by $4.4 million, primarily due to an increase in mortgage financing obtained related to the Ritz-Carlton San Francisco and the Charlotte Marriott City Center during the first and second quarter of 2017, respectively. Our average outstanding debt balance was $835.5 million and $752.9 million during the nine months ended September 30, 2018 and 2017, respectively. Our weighted-average interest rate was 4.6% and 4.3% during the nine months ended September 30, 2018 and 2017, respectively.

CWI 2 9/30/2018 10-Q – 32

Equity in (Losses) Earnings of Equity Method Investments in Real Estate

Equity in (losses) earnings of equity method investments in real estate represents (losses) earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the nine months ended September 30, 2018 or 2017.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unconsolidated Hotels	2018	2017	2018	2017
Ritz-Carlton Key Biscayne Venture	$(755)	$763	$1,108	$2,260
Ritz-Carlton Bacara, Santa Barbara Venture (a)	(294)	(799)	(4,548)	(799)
Total equity in (losses) earnings of equity method investments in real estate	$(1,049)	$(36)	$(3,440)	$1,461
___________

(a)
We acquired our 60.0% tenancy-in-common interest in this venture on September 28, 2017. The results for both the three and nine months ended September 30, 2017 represent data from its acquisition date through September 30, 2017 and include pre-opening expenses.

(Income) Loss Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2018	2017	2018	2017
Operating Partnership — Available Cash Distribution (Note 3)	$(1,691)	$(1,894)	$(3,907)	$(3,528)
Marriott Sawgrass Golf Resort & Spa Venture (a)	497	3,255	(1,614)	1,549
Seattle Marriott Bellevue (b)	—	2,415	—	2,962
	$(1,194)	$3,776	$(5,521)	$983
___________

(a)
The results for the three and nine months ended September 30, 2018 reflect the impact of seasonality, with the hotels highest demand being during the first and second quarters. The losses attributable to noncontrolling interests during both the three and nine months ended September 30, 2017 were largely attributable to the impact of Hurricane Irma and is therefore not comparable to the three and nine months ended September 30, 2018.

(b)
At acquisition, the joint venture partner’s contribution was in the form of a net operating income guarantee reserve, which as of December 31, 2017, was substantially depleted under the HLBV method of accounting, resulting in no income or loss attributable to noncontrolling interests during the three and nine months ended September 30, 2018.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2018 as compared to the same periods in 2017, MFFO increased by $0.5 million and $2.2 million, respectively, primarily as a result of a net increase from hotel operations, including the impact from our 2017 investments, partially offset by an increase in asset management fees, corporate general and administrative expenses and interest expense, as discussed above.

CWI 2 9/30/2018 10-Q – 33

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses, interest and principal on current and future indebtedness and distributions to stockholders. Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. We expect to meet our liquidity requirements from cash generated from operations. To the extent that these funds are insufficient to satisfy our cash flow requirements, additional funds may be provided from asset sales, long- and/or short-term borrowings, proceeds from mortgage financings or refinancings.

Sources and Uses of Cash During the Period

We have fully invested the proceeds from our initial public offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, proceeds available under our Working Capital Facility, through its expiration, as amended, which is currently expected to occur on December 31, 2019 (Note 3), the proceeds of mortgage loans, asset sales, and distributions reinvested in our common stock through our DRIP. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

For the nine months ended September 30, 2018 as compared to the same period in 2017, net cash provided by operating activities increased by $8.5 million. Net cash provided by operating activities during the nine months ended September 30, 2017 reflected the $7.2 million acquisition fee paid to our Advisor related to the acquisition of the Ritz-Carlton San Francisco on December 30, 2016, which was paid in the first quarter of 2017. The remaining increase for the nine months ended September 30, 2018 as compared to the same period in 2017 was largely attributable to net cash flow from operations generated by our 2017 Acquisition.

Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was $6.5 million, primarily as a result of funding $11.2 million of capital expenditures for our Consolidated Hotels, partially offset by distributions received from equity investments in excess of equity income totaling $5.2 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 was $37.2 million, primarily as a result of scheduled payments and prepayments of mortgage financing totaling $47.5 million substantially made in connection with the refinancing of the Renaissance Atlanta Midtown senior mortgage and mezzanine loans during the third quarter of 2018 (Note 8), cash distributions paid to stockholders of $32.9 million, redemptions of our common stock pursuant to our redemption plan totaling $13.1 million, as described below, and distributions to noncontrolling interests totaling $7.4 million, partially offset by the proceeds of $49.0 million from the refinancing of the Renaissance Atlanta Midtown loans and the reinvestment of distributions in shares of our common stock through our DRIP, net of distribution and shareholder servicing fee payments, totaling $15.5 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the nine months ended September 30, 2018, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $32.9 million, which were comprised of cash distributions of $12.9 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $20.0 million. From Inception through September 30, 2018, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $98.7 million, which were comprised of cash distributions of $37.8 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $60.9 million.

CWI 2 9/30/2018 10-Q – 34

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. We fully covered total distributions declared for the nine months ended September 30, 2018 using FFO and funded all of these distributions from Net cash provided by operating activities. We expect that, in the future, if distributions cannot be fully sourced from net cash provided by operating activities, they may be sourced from other sources of cash, such as financings, borrowings, or sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2018, we redeemed 443,002 shares of our Class A common stock (representing 82 requests), at an average share price of $10.59, and 798,933 shares of our Class T common stock (representing 144 requests), at an average share price of $10.56. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the nine months ended September 30, 2018. We funded all share redemptions during the nine months ended September 30, 2018 with proceeds from the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	September 30, 2018	December 31, 2017
Carrying Value
Fixed rate (a)	$484,998	$484,631
Variable rate (a):
Amount subject to interest rate cap, if applicable	248,840	247,245
Amount subject to interest rate swap	99,653	99,453
	348,493	346,698
	$833,491	$831,329
Percent of Total Debt
Fixed rate	58%	58%
Variable rate	42%	42%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	4.8%	4.6%
_________

(a)	Aggregate debt balance includes deferred financing costs totaling $3.4 million and $4.1 million as of September 30, 2018 and December 31, 2017, respectively.

(b)	The impact of our derivative instruments are reflected in the weighted-average interest rates.

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

CWI 2 9/30/2018 10-Q – 35

Cash Resources

At September 30, 2018, our cash resources consisted of cash and cash equivalents totaling $74.1 million, of which $11.3 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, all of which remained available to be drawn as of the date of this Report. Our cash resources can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below, as well as to fund future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include paying distributions to our stockholders, reimbursing our Advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 9), funding hurricane-related repair and remediation costs in excess of insurance proceeds received, funding lease commitments and making scheduled mortgage loan principal payments, including a scheduled balloon payment of $88.0 million on one mortgage loan, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payment, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations, the Working Capital Facility, through its expiration on December 31, 2019, and mortgage financing to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At September 30, 2018 and December 31, 2017, $19.4 million and $16.5 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at September 30, 2018, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$836,900	$91,185	$269,123	$476,592	$—
Interest on borrowings (b)	106,021	37,059	49,545	19,417	—
Contractual capital commitments (c)	16,372	12,522	3,050	800	—
Annual distribution and shareholder servicing fee (d)	11,756	5,862	5,894	—	—
Lease commitments (e)	1,267	543	724	—	—
Asset retirement obligation, net (f)	99	—	—	—	99
	$972,415	$147,171	$328,336	$496,809	$99
___________

(a)	Excludes deferred financing costs totaling $3.4 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.

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

CWI 2 9/30/2018 10-Q – 36

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

CWI 2 9/30/2018 10-Q – 37

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

CWI 2 9/30/2018 10-Q – 38

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

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to CWI 2 stockholders	$(2,605)	$(1,485)	$(1,017)	$(169)
Adjustments:
Depreciation and amortization of real property	11,480	11,665	34,384	32,187
Proportionate share of adjustments for partially-owned entities — FFO adjustments	2,658	(838)	4,496	(2,621)
Total adjustments	14,138	10,827	38,880	29,566
FFO attributable to CWI 2 stockholders (as defined by NAREIT)	11,533	9,342	37,863	29,397
Loss on hurricane-related property damage (a)	159	3,845	748	3,845
Loss on extinguishment of debt	380	256	380	256
Other rent adjustments	(17)	(17)	(50)	(209)
Acquisition expenses (b)	—	—	—	4,979
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(79)	(1,922)	(374)	(1,922)
Total adjustments	443	2,162	704	6,949
MFFO attributable to CWI 2 stockholders	$11,976	$11,504	$38,567	$36,346
___________

(a)	We excluded the hurricane loss because of the non-recurring nature of the adjustment.

CWI 2 9/30/2018 10-Q – 39

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

CWI 2 9/30/2018 10-Q – 40

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

At September 30, 2018, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. Our debt obligations are more fully described in Note 8 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at September 30, 2018 and excludes deferred financing costs (in thousands):

	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$2,630	$4,321	$4,498	$395,710	$79,741	$486,900	$474,832
Variable-rate debt	$—	$168,265	$132,735	$49,000	$—	$—	$350,000	$350,500

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at September 30, 2018 by an aggregate increase of $17.4 million or an aggregate decrease of $21.7 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at September 30, 2018 would increase or decrease by $2.3 million for each respective 1.0% change in annual interest rates.

CWI 2 9/30/2018 10-Q – 41

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2018 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 2 9/30/2018 10-Q – 42

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2018, we issued 234,643 shares of Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $11.11 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2018:

	Class A		Class T
2018	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July	775	$10.57	—	$—	N/A	N/A
August	—	—	—	—	N/A	N/A
September	85,726	10.58	252,299	10.55	N/A	N/A
Total	86,501		252,299
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

CWI 2 9/30/2018 10-Q – 43

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	First Amendment to the Loan Agreement, between W. P. Carey, as Lender, as CWI 2 OP, LP, as Borrower, effective September 30, 2018	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 2 9/30/2018 10-Q – 44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	November 13, 2018
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2018
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 2 9/30/2018 10-Q – 45

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	First Amendment to the Loan Agreement, between W. P. Carey, as Lender, as CWI 2 OP, LP, as Borrower, effective September 30, 2018	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 2 9/30/2018 10-Q – 46