Form 10-K
period 2018-12-31
Carey Watermark Investors 2 Inc
filed 2019-03-15
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 28,001,057 and 58,520,084 of Class A and Class T shares, respectively, of outstanding common stock at June 30, 2018.
As of March 8, 2019, there were 31,543,757 shares of Class A common stock and 59,591,414 shares of Class T common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of Hurricane Irma on certain hotels, including the condition of the properties and cost estimates. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors of this Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

CWI 2 2018 10-K – 2

PART I

Item 1. Business.

General Development of Business

Overview

Carey Watermark Investors 2 Incorporated (“CWI 2”) is a publicly owned, non-traded real estate investment trust (“REIT”) that, together with its consolidated subsidiaries, invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through CWI 2 OP, LP, a Delaware limited partnership (the “Operating Partnership”). We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings 2, LLC (“Carey Watermark Holdings 2”), which is owned indirectly by W. P. Carey Inc. (“WPC”), holds a special general partner interest of 0.015% in the Operating Partnership. In order to qualify as a REIT, we cannot operate hotels directly; therefore, we lease our hotels to our wholly-owned taxable REIT subsidiaries (“TRSs” and collectively the “TRS lessees”). At December 31, 2018, we held ownership interests in 12 hotels, with a total of 4,424 rooms.

We are managed by Carey Lodging Advisors, LLC (our “Advisor”), an indirect subsidiary of WPC, pursuant to an advisory agreement, dated February 9, 2015, as amended, among us, the Operating Partnership and our Advisor (the “Advisory Agreement”). Under the Advisory Agreement, our Advisor is responsible for managing our overall hotel portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. On February 9, 2015, CWA 2, LLC (the “Subadvisor”) entered into a subadvisory agreement with our Advisor (the “Subadvisory Agreement”). The Subadvisor provides services to our Advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent hotel operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Mr. Michael G. Medzigian, our Chief Executive Officer, subject to the approval of our independent directors.

WPC is a diversified REIT and leading owner of commercial real estate that is listed on the New York Stock Exchange under the symbol “WPC.” In addition, WPC also manages the portfolios of certain non-traded investment programs. In June 2017, WPC exited non-traded retail fundraising activities and no longer sponsors new investment programs, although it has stated that it currently expects to continue managing its existing programs, which includes us and our affiliate, Carey Watermark Investors Incorporated (“CWI 1”), through the end of their respective life cycles.

Watermark Capital Partners, LLC is a private investment firm formed in May 2002 that focuses on assets that benefit from specialized marketing strategies and demographic shifts, including hotels and resorts, resort residential products, recreational projects (e.g., golf and club ownership programs), and new-urbanism and mixed-use projects. The principal of Watermark Capital Partners, Mr. Medzigian, has managed lodging properties valued in excess of $7.0 billion during his over 37 years of experience in the lodging and real estate industries, including as the chief executive officer of Lazard Freres Real Estate Investors, a real estate private equity management organization, and as a senior partner of Olympus Real Estate Corporation, the real estate fund management affiliate of Hicks, Muse, Tate and Furst Incorporated.

We raised offering proceeds in our initial public offering of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock, for an aggregate of $851.3 million. The offering commenced in May 2014 and closed in July 2017. In addition, from inception through December 31, 2018, $20.7 million and $40.3 million of distributions were reinvested in our Class A and Class T common stock, respectively, through our distribution reinvestment plan (“DRIP”). We have fully invested the proceeds from our offering.

In April 2018, we announced that our Advisor had determined our estimated net asset values per share (“NAVs”) as of December 31, 2017 to be $11.11 for both our Class A and Class T shares of common stock. We currently intend to announce our NAVs as of December 31, 2018, as determined by our Advisor, by April 2019.

We have no employees. At December 31, 2018, WPC had 206 employees who were available to perform services for us under the Advisory Agreement (Note 3) and Watermark Capital Partners employed 18 individuals who were available to perform services for us under the Subadvisory Agreement.

CWI 2 2018 10-K – 3

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

We will adjust our investment focus from time to time based upon market conditions and our Advisor's views on relative value as market conditions change. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, which in some cases may be several months after such changes.

As a REIT, we are allowed to own lodging properties, but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases with certain of our subsidiaries organized as TRSs. The TRS lessees in turn contract with independent property operators that manage the day-to-day operations of our properties.

The lodging properties we have acquired include full-service branded hotels located in urban settings, resort properties and select-service hotels. Full-service hotels generally provide a full complement of guest amenities, including food and beverage services, meeting and conference facilities, concierge and room service and valet parking, among others. Select-service hotels typically have limited food and beverage outlets and do not offer comprehensive business or banquet facilities. Resort properties may include smaller boutique hotels and large-scale integrated resorts. All of our investments to date have been in the United States, however, we may consider, and are not prohibited under our organizational documents from making, investments outside the United States.

Our Portfolio

At December 31, 2018, our portfolio was comprised of our full or partial ownership in 12 hotels with 4,424 guest rooms, all located in the United States. See Item 2. Properties.

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

Financing Strategies

At December 31, 2018, our hotel portfolio, including both the hotels that we consolidate in our financial statements (“Consolidated Hotels”) (as further discussed in Note 4) and the hotels that we record as equity investments in our financial statements (“Unconsolidated Hotels”) (as further discussed in Note 5), was 58% leveraged. Our organizational documents permit us to incur leverage of up to 75% of the total costs of our investments or 300% of our net assets (whichever is less), or a higher amount with the approval of a majority of our independent directors.

CWI 2 2018 10-K – 4

Transactions With Affiliates

We may borrow funds or purchase properties from, or enter into joint ventures with, our Advisor, the Subadvisor, or their or our respective affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. A majority of our directors (including the independent directors) must approve any significant investment in which we invest jointly with an entity sponsored and/or managed by our Advisor, the Subadvisor or their or our respective affiliates (Note 3).

Competition

The hotel industry is highly competitive. Hotels we acquire compete with other hotels for guests in our markets. Competitive factors include location, convenience, brand affiliation, room rates, range and the quality of services, facilities and guest amenities or accommodations offered. Competition in the markets in which our hotels operate include competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect the occupancy, average daily rates (“ADR”), and revenue per available room (“RevPAR”) of our hotels, and thus our financial results, and may require us to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.

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

Certain Environmental and Regulatory Matters

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

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. We believe that our properties are substantially in compliance with the ADA, however, the obligation to make readily achievable accommodations is an ongoing one and we will continue to assess our properties and make alterations as appropriate.

CWI 2 2018 10-K – 5

Available Information

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as any amendments to those reports, are available for free on our website, http://www.careywatermark2.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. We are providing our website address solely for the information of investors and do not intend for it to be an active link. We do not intend to incorporate the information contained on our website into this Report or other documents filed with or furnished to the SEC.

Our Code of Business Conduct and Ethics, which applies to all of our officers, including our chief executive officer and chief financial officer, and our directors, is available on our website at http://www.careywatermark2.com. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers.

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

The prices of the shares being offered through our DRIP are determined by our board of directors in the exercise of its business judgment based upon our NAVs from time to time. The valuation methodologies underlying our NAVs involve subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAVs if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved or (iii) the value of our portfolio at the time you dispose of your shares.

Our distributions in the past have exceeded, and may in the future exceed, our funds from operations (“FFO”).

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and, to a lesser extent, other sources; and there can be no assurance that our FFO will be sufficient to cover our future distributions. We fully covered total distributions declared for the year ended December 31, 2018 using FFO and funded all of these distributions from Net cash provided by operating activities. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales, borrowings or our DRIP to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid.

Because we have paid, and may continue to pay, distributions from sources other than our FFO, our distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.

Our charter permits us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay out in distributions has in the past exceeded, and may in the future continue to exceed, our FFO, distributions to stockholders may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of investment and could reduce a stockholder’s basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.

CWI 2 2018 10-K – 6

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, (i) when we sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) when we issue shares of common stock to our independent directors or to our Advisor and its affiliates for payment of fees in lieu of cash, (iii) when we issue shares of common stock under our 2015 Equity Incentive Plan or (iv) if we issue additional common stock or other securities that are convertible into our common stock, then existing stockholders and investors that purchased their shares in our initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share (which may be less than the per share proceeds received by us in our offering) and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

Our investment policies may change over time. The methods of implementing our investment policies may also vary as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of our directors (including a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and hotel property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration risks.

Subject to our intention to maintain our qualification as a REIT, we are not required to meet any diversification standards. Therefore, our investments may be concentrated in type, hotel brand or geographic location, which could subject us to significant risks (e.g., increased exposure to hurricane-prone regions) with potentially adverse effects on our ability to achieve our investment objectives.

Our success, including in regard to achieving liquidity, is dependent on the performance of our Advisor and the Subadvisor.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in the acquisition of investments, the determination of any financing arrangements and the management of our assets. Our Advisor has retained the services of the Subadvisor because the Subadvisor is experienced in investing in and managing hotel properties and other lodging-related assets, including for CWI 1. If either our Advisor or the Subadvisor fails to perform according to our expectations, we could be materially adversely affected. The past performance of WPC (or programs managed by WPC) and Watermark Capital Partners, may not be indicative of our Advisor or Subadvisor’s performance with respect to us. Prior to CWI 1, our Advisor had not previously sponsored a program focused on lodging investments. In addition, our board of directors is beginning the process of evaluating strategic alternatives for us, although there can be no certainty as to the duration of that process or what the results of that process might be. Similarly, we cannot guarantee that our Advisor will be able to achieve liquidity for us in the manner or to the extent WPC has done in the past regarding other programs for which it served as the advisor.

We are dependent upon our Advisor and our Advisor’s access to the lodging experience of the Subadvisor.

The Advisory Agreement has a term of one year and may be renewed for successive one-year periods. We are subject to the risk that our Advisor will terminate the Advisory Agreement or that the Advisor or the Subadvisor will terminate the Subadvisory Agreement and that no suitable replacement(s) will be found to manage us. We have no employees or separate facilities and are substantially reliant on our Advisor, which has significant discretion as to the implementation and execution of our business strategies. Our Advisor in turn is relying in part on the lodging experience of the Subadvisor. We can offer no assurance that our Advisor will remain our external manager, that the Subadvisor will continue to be retained, or that we will continue to have access to our Advisor’s, WPC’s and/or Watermark Capital Partners’ professionals. If our Advisor terminates the Advisory Agreement or if our Advisor or the Subadvisor terminates the Subadvisory Agreement, we will not have such access and will be

CWI 2 2018 10-K – 7

required to expend time and money to seek replacements, all of which may impact our ability to execute our business plan and meet our investment objectives.

Moreover, lenders for certain of our assets may insist on change of control provisions in the loan documentation that make the termination, replacement or dissolution of our Advisor events of default or events requiring the immediate repayment of the full outstanding balance of the loan. If such a default or accelerated repayment event occurs with respect to any of our assets, our revenues and distributions to our stockholders may be adversely affected.

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

Payment of fees to our Advisor and distributions to our special general partner will reduce cash available for business purposes and distribution.

Our Advisor performs services for us in connection with the selection and acquisition of our investments and the management of our properties. Unless our Advisor continues to elect to receive shares of our common stock in lieu of cash compensation for asset management services, we will pay our Advisor substantial cash fees for these services. In addition, Carey Watermark Holdings 2, as the special general partner of our Operating Partnership, is entitled to certain distributions from our Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for business purposes or distribution to our stockholders.

The Subadvisor would likely assert a lack of fiduciary duty as a defense to claims.

The Subadvisor and its affiliated principals believe that they are not in a fiduciary relationship to our stockholders and may assert this position as a defense in any legal proceeding or claim asserting a breach of fiduciary duties by the Subadvisor.

CWI 2 2018 10-K – 8

We have limited independence from our Advisor, the Subadvisor and their respective affiliates, who may be subject to conflicts of interest.

Substantially all of our management functions are performed by officers of our Advisor pursuant to the Advisory Agreement and by the Subadvisor pursuant to the Subadvisory Agreement. Additionally, some of the directors of WPC and Watermark Capital Partners are also members of our board of directors. This limited independence, combined with our Advisor’s and Carey Watermark Holdings 2’ interests in us, may result in potential conflicts of interest because of the substantial control that our Advisor has over us and because some of its economic incentives may differ from those of our stockholders. Circumstances under which a conflict could arise among us, our Advisor, the Subadvisor and their affiliates include:

•
our Advisor and the Subadvisor are compensated for certain transactions on our behalf (e.g., for acquisitions of investments, sales and financings), which may cause our Advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•
agreements between us and our Advisor, and between our Advisor and the Subadvisor, including agreements regarding compensation, are not negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties;

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

•
decisions regarding asset sales, which could impact the timing and amount of fees payable to our Advisor and the Subadvisor as well as allocations and distributions payable to Carey Watermark Holdings 2 pursuant to its special general partner interests;

•
decisions regarding potential liquidity events and business combination transactions (including a merger with other investment programs that WPC manages), which may entitle our Advisor, the Subadvisor and their affiliates to receive additional fees and distributions relating to the liquidations; and

•	the termination and negotiation of the Advisory Agreement and other agreements with our Advisor, the Subadvisor and their affiliates.

There are conflicts of interest with certain of our directors and officers who have duties to WPC and/or to Watermark Capital Partners and entities sponsored or managed by either of them.

WPC and Watermark Capital Partners (and by extension Mr. Medzigian, by virtue of his position in Watermark Capital Partners) have economic interests in other lodging investments and may be subject to conflicts of interests. Most of the officers and certain of the directors of our Advisor or the Subadvisor are also our officers and directors, including Mr. Medzigian and Mr. Jason E. Fox (the chairman of our board of directors who is also the chief executive officer of WPC). Our officers may benefit from the fees and distributions paid to our Advisor, the Subadvisor and Carey Watermark Holdings 2 pursuant to the Advisory and Subadvisory Agreements. In addition, Mr. Medzigian, our chief executive officer and one of our directors, is a principal in other real estate investment transactions and programs that compete with us. Currently, Mr. Medzigian is the chairman and managing partner of Watermark Capital Partners, a private investment and management firm that specializes in real estate private equity transactions involving hotels and resorts, resort residential products, recreational projects (including golf and club ownership programs), and new-urbanism and mixed-use projects.

Our NAVs are computed by our Advisor relying in part on information that our Advisor provides to a third party.

Our NAVs are computed by our Advisor relying in part upon an annual third-party appraisal of the fair market value of our real estate and third-party estimates of the fair market value of our debt. Any valuation includes the use of estimates and our valuation may be influenced by the information provided to the third party by our Advisor. Because NAVs are estimated values and can change as interest rate and real estate markets fluctuate, there is no assurance that a stockholder will realize a particular NAV in connection with any liquidity event.

If we internalize our management functions, stockholders’ interests could be diluted and we could incur significant self-management costs.

In the future, our board of directors may consider internalizing the functions currently performed for us by our Advisor by, among other methods, acquiring our Advisor and/or the Subadvisor. The method by which we could internalize these functions

CWI 2 2018 10-K – 9

could take many forms. Any such transaction could result in significant payments to the owners of the Advisor and the Subadvisor. Any such transaction could also result in us repurchasing the Special General Partner’s interest in our Operating Partnership which could result in substantial additional costs. An acquisition of our Advisor or the Subadvisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and FFO per share. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. The key employees of the Advisor or the Subadvisor who perform services for us may elect not to work directly for us, and instead remain with our Advisor (or another affiliate of WPC) or the Subadvisor. Additionally, we may not realize the perceived benefits of internalization. For example, the costs of operating as an internalized company may be higher than anticipated, the management functions acquired may not be as effective or efficient as those of our Advisor or Subadvisor, or we may not be able to properly integrate a new staff of managers and employees or be able to effectively replicate the services provided previously by our Advisor or the Subadvisor. Internalization transactions, including the acquisition of our Advisor or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have material adverse effect on our results of operations, financial condition and ability to pay distributions.

We could be adversely affected if WPC sells, transfers or otherwise discontinues its investment management business.

As of June 30, 2017, WPC exited non-traded retail fundraising activities and no longer sponsors new investment programs, although it has stated that it currently expects to continue serving as our Advisor through the end of our life cycle. If WPC sells, transfers or otherwise discontinues its investment management business entirely, we would have to find a new Advisor, who may not be familiar with our company, may not provide the same level of services as our Advisor, and may charge fees that are higher than the fees we pay to our Advisor, all of which may materially adversely affect our performance and delay or otherwise negatively impact our ability to effect a liquidity event. If we terminate the Advisory Agreement and repurchase the Special General Partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial.

We could have property losses that are not covered by insurance.

Our property insurance policies provide that all of the claims from each of our hotels resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. If the total value of the loss exceeds the aggregate limits available, each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy. We may incur losses in excess of insured limits, and as a result, may be even less likely to receive sufficient coverage for risks that affect multiple properties, such as earthquakes or catastrophic terrorist acts. In addition, catastrophic losses, such as those from successive or massive hurricanes or wildfires, could make the cost of insuring against such types of losses prohibitively expensive or difficult to obtain. Risks such as war, catastrophic terrorist acts, nuclear, biological, chemical or radiological attacks, and some environmental hazards may be deemed to fall completely outside the general coverage limits of our policies, may be uninsurable or may be too expensive to justify insuring against.

We have encountered, and will likely continue to encounter, disputes concerning whether an insurance provider will pay a particular claim that we believe is covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In such event, we may nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

We obtain terrorism insurance to the extent required by lenders or franchisors as a part of our all-risk property insurance program, as well as our general liability policy. However, our all-risk policies have limitations, such as per occurrence limits and sub-limits, which may have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act for ‘‘certified’’ acts of terrorism - namely those that are committed on behalf of non-U.S. persons or interests. Furthermore, we do not have full replacement coverage at all of our hotels for acts of terrorism committed on behalf of U.S. persons or interests (‘‘non-certified’’ events) as our coverage for such incidents is subject to sub-limits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. While the Terrorism Risk Insurance Act will reimburse insurers for losses resulting from nuclear, biological and chemical perils, it does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. Additionally, there is a possibility that Congress will not renew the Terrorism Risk Insurance Act,

CWI 2 2018 10-K – 10

which would eliminate the federal subsidy for terrorism losses. As a result of the above, there remains uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

Compliance with the ADA and the related regulations, rules and orders may adversely affect our financial condition.

Under the ADA, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons. We make every reasonable effort to ensure that our hotels substantially comply with the requirements of the ADA and other applicable laws. However, we could be liable for both governmental fines and payments to private parties if it were determined that our hotels are not in compliance with these laws. If we were required to make unanticipated major modifications to our hotels to comply with the requirements of the ADA and similar laws, it could materially adversely affect our ability to make distributions to our stockholders and to satisfy our other obligations.

We incur debt to finance our operations, which may subject us to an increased risk of loss.

We incur debt to finance our operations. Our charter and bylaws do not restrict the form of indebtedness we may incur.
The leverage we employ varies depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire. Debt service payments and lender cash management agreements have reduced, and may continue to reduce, our net income available for distributions to our stockholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

Our participation in joint ventures creates additional risk.

From time to time, we have and may continue to participate in joint ventures to purchase assets together with unaffiliated third parties, Watermark Capital Partners, WPC, or the other entities sponsored or managed by our Advisor or its affiliates, such as CWI 1 or other investment programs that WPC manages. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, the joint venture or our investment partner. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture investment in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Further, the fiduciary obligation that our Advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We are subject to the risks of real estate ownership.

Our performance and asset value is, in part, subject to risks incident to the ownership and operation of real estate, including:

•	adverse changes in general or local economic conditions;

•	changes in local conditions, such as changes in traffic patterns, mass transit options and neighborhood characteristics;

•	increases in the cost of property insurance;

•	uninsured property liability, property damage or casualty losses;

•	changes in laws and governmental regulations, including those governing real estate usage, zoning, environmental issues and taxes;

•	changes in operating expenses or unexpected expenditures for capital improvements;

•	exposure to environmental losses; and

•	force majeure and other factors beyond the control of our management.

If available financing declines or interest rates rise, our financial condition and ability to make distributions may be adversely affected.

A reduction in available financing or increased interest rates for real-estate related investments may impact our financial condition by increasing our cost of borrowing, reducing our overall leverage (which may reduce our returns on investment) and

CWI 2 2018 10-K – 11

making it more difficult for us to obtain financing for ongoing acquisitions. These effects could in turn adversely affect our ability to make distributions to our stockholders.

Changes in how LIBOR is determined, or the potential replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.

Certain instruments within our debt profile are indexed to the London Interbank Offered Rate (“LIBOR”), which is a benchmark rate at which banks offer to lend funds to one another in the international interbank market for short term loans. Concerns regarding the accuracy and integrity of LIBOR, including the underlying methodology for calculating LIBOR, led the United Kingdom to publish a review of LIBOR in September 2012. The review made a number of recommendations, including the introduction of statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the British Bankers’ Association to an independent administrator, changes to the method of compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate setting. Based on the review, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (the “FCA”) were published and came into effect on April 2, 2013. On July 27, 2017, the FCA announced its intention to phase out LIBOR rates by the end of 2021.

We cannot predict the impact of these changes, or any other regulatory reforms that may be enacted in other jurisdictions, to LIBOR. In addition, any other legal or regulatory changes made by the FCA or other governance or oversight bodies in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, or changes in the rules or methodologies in LIBOR, all of which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If LIBOR is unavailable after 2021, the interest rates on our LIBOR-indexed debt will be determined using various alternative methods, any of which may result in higher interest obligations than under the current form of LIBOR. Further, the same costs and risks that may lead to the discontinuation or unavailability of LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs. Furthermore, there is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and liquidity.

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

We may be required to spend funds to correct defects or to make improvements before a property can be sold and such funds may not be readily available. When acquiring lodging properties, we may agree to lock-out provisions that restrict us from selling a property for a period of time or that impose other material restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. Our inability to sell properties may result in us owning lodging facilities that no longer fit within our business strategy. Holding these properties or selling them at a loss may affect our earnings and, in turn, could adversely affect the value of our portfolio. These factors, and any others that would impede our ability to respond to adverse changes in the lodging industry or the performance of our properties, could have a material adverse effect on our results of operations and financial condition, as well as our ability to pay distributions to stockholders.

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

CWI 2 2018 10-K – 12

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

We and our independent hotel operators rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our independent hotel operators purchase some of our information technology from third-party vendors and we rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information (e.g., individually identifiable information, including information relating to financial accounts). Although we and our independent hotel operators have taken steps to protect the security of our information systems and the data maintained in those systems, our independent hotel operators have encountered information technology issues in the past and it is possible that such safety and security measures will not be able to prevent improper system functions, damage or the improper access or disclosure of personally identifiable information. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyberattacks can range from individual attempts to gain unauthorized access to our or our independent hotel operators’ information technology systems to more sophisticated security threats. While we and our independent hotel operators employ a number of measures to prevent, detect and mitigate these threats including password protection, backup servers and annual penetration testing, there is no guarantee such efforts will be successful in preventing a cyberattack. Cybersecurity incidents could compromise the confidential information of financial transactions and records, personal identifying information, reservations, billing and operating data and disrupt and affect the efficiency of our business operations.

The occurrence of cyber incidents to our Advisor, or a deficiency in our Advisor’s cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information, or an unintentional accident or error. Our Advisor uses information technology and other computer resources to carry out important operational activities and to maintain business records. In addition, our Advisor may store or come into contact with sensitive information and data. As our Advisor’s reliance on technology has increased, so have the risks posed to our Advisor’s systems, both internal and outsourced. Our Advisor has implemented systems and processes intended to address ongoing and evolving cyber security risks, secure confidential

CWI 2 2018 10-K – 13

information, and prevent unauthorized access to or loss of sensitive, confidential, and personal data. Although our Advisor and its service providers employ what they believe are adequate security, disaster recovery and other preventative and corrective measures, their security measures, may not be sufficient for all possible situations and could be vulnerable to, among other things, hacking, employee error, system error, and faculty password management.

In addition, if in handling this information, our Advisor or their respective partners fail to comply with applicable privacy or data security laws, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our business relationships in the hotel industry and private data exposure. A significant and extended disruption could damage our business or reputation; cause a loss of revenue; have an adverse effect on tenant relations; cause an unintended or unauthorized public disclosure; or lead to the misappropriation of proprietary, personal identifying and confidential information; all of which could result in us and our Advisor incurring significant expenses to address and remediate or otherwise resolve these kinds of issues. We and our Advisor maintain insurance intended to cover some of these risks, but it may not be sufficient to cover the losses from any future breaches of our Advisor systems. Our Advisor has implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our and our Advisor’s increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. The release of confidential information may also lead to litigation or other proceedings against us and our Advisor by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses, and charges recorded against our earnings, reputational harm, could have a material and adverse effect on our business, financial position or results of operations.

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our hotel properties, and therefore our net operating profits. An economic downturn could lead to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates, which would likely adversely impact our revenues and have a negative effect on our profitability.

We are subject to various operating risks common to the lodging industry, which may adversely affect our ability to make distributions to our stockholders.

Our hotel properties and lodging facilities are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties or lodging facilities in our markets;

•	over-building of hotels in our markets, which would adversely affect occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances, and the related compliance costs of such changes;

•	adverse effects of international, national, regional and local economic and market conditions;

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

CWI 2 2018 10-K – 14

Seasonality of certain lodging properties may cause quarterly fluctuations in results of operations of our properties.

Certain lodging properties are seasonal in nature and may lead to quarterly fluctuations in the results of operations of our properties. Generally, occupancy rates and revenues are greater in the second and third quarters than in the first and fourth quarters of each year. Quarterly financial results may also be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may need to enter into short-term borrowings during certain periods in order to offset these fluctuations in revenues, to fund operations or to make distributions to our stockholders.

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

Future terrorist attacks or increased concern about terrorist activities, or the threat or outbreak of a pandemic disease, could adversely affect the travel and lodging industries and may affect the operations of our hotels.

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

We are subject to the risk of increased lodging operating expenses, including, but not limited to, the following cost elements: wage and benefit costs, including liabilities related to employment matters; repair and maintenance expenses; energy costs; property taxes; insurance costs; and other operating expenses. Any increases in one or more of these operating expenses could have a significant adverse impact on our results of operations, financial position and cash flows.

We are subject to general risks associated with the employment of hotel personnel, particularly with hotels that employ or may employ unionized labor.

While third-party hotel managers are responsible for hiring and maintaining the labor force at each of our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to collective bargaining activity, minimum wage initiatives and additional taxes or requirements to incur additional employee benefits costs may adversely impact our operating costs. We may also incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Hotels where our managers have collective bargaining agreements with employees could be affected more significantly by labor force activities and additional hotels or groups of employees may become subject to additional collective bargaining agreements in the future. Increased labor organizational efforts or changes in labor laws could lead to disruptions in our operations, increase our labor costs, or interfere with the ability of our management to focus on executing our business strategies (e.g., by consuming management’s time and attention, limiting the ability of hotel managers to reduce workforces during economic downturns, etc.). In addition, from time to time, strikes, lockouts, boycotts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, cause us to lose guests, or harm relationships with the labor forces at our hotels.

Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders depend on the ability of the independent hotel operators to operate and manage the hotels.

As a REIT, we are allowed to own lodging properties, but are prohibited from operating them. Therefore, in order for us to satisfy certain REIT qualification rules, we enter into leases with the TRS lessees for each of our lodging properties. The TRS lessees in turn contract with independent hotel operators that manage the day-to-day operations of our properties. Although we consult with the property operators with respect to strategic business plans, we may be limited, depending on the terms of the

CWI 2 2018 10-K – 15

applicable operating agreement and REIT qualification rules, in our ability to direct the actions of the independent hotel operators, particularly with respect to daily operations. Thus, even if we believe that our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, ADR or operating profits, we may not have sufficient rights under a particular property operating agreement to force the property operator to change its method of operation. We can only seek redress if a property operator violates the terms of the applicable property operating agreement with the TRS lessee, and then only to the extent of the remedies provided in the property operating agreement. Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders are, therefore, substantially dependent on the ability of the property operators to successfully operate our hotels. Some of our operating agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of substantial termination fees. In the event that we are able to and do replace any of our property operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our stockholders.

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

The loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the property covered by the franchise due to the associated loss of name recognition, marketing support and centralized reservation systems provided by the franchisor. In addition, the loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial position and cash flows, including our ability to service debt and make distributions to our stockholders.

We are subject to the risks of brand concentration.

All of our hotels utilize brands owned by Marriott or Hilton. As a result, our success is dependent in part on the continued success of their brands. A negative public image or other adverse event that becomes associated with those brands, such as the recent cybersecurity incident affecting Marriott hotels, could adversely affect hotels operated under those brands. If those brands suffer a significant decline in appeal to the traveling public, the revenues and profitability of our hotels operated under those brands could be adversely affected.

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

CWI 2 2018 10-K – 16

Because our properties are operated by independent hotel operators, our revenues depend on the ability of such independent hotel operators to compete successfully with other hotels and resorts in their respective markets. Some of our competitors may have substantially greater marketing and financial resources than us. If independent hotel operators are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition and ability to service debt may be adversely affected and may reduce the cash available for distribution to our stockholders.

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

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments, and assumptions about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Due to the inherent uncertainty of the estimates, judgments, and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make significant subsequent adjustments to our consolidated financial statements. If our judgments, assumptions, and allocations prove to be incorrect, or if circumstances change, our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends, or stock price may be materially adversely affected.

If we recognize substantial impairment charges on our properties, our net income may be reduced.

We may incur substantial impairment charges, which we are required to recognize: (i) whenever we determine that the carrying amount of the property is not recoverable and exceeds its fair value and (ii) for equity investments, whenever the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined on an other-than-temporary basis. By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income, although they should not affect our FFO, which is the metric we use to evaluate our distribution coverage.

CWI 2 2018 10-K – 17

We disclose FFO and modified funds from operations (“MFFO”), which are financial measures that are not derived in accordance with U.S. generally accepted accounting principles (“GAAP”), in documents we file with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors FFO and MFFO, which are metrics not derived in accordance with GAAP (“non-GAAP measures”). FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and asset impairment write-downs, depreciation and amortization, and is after adjustments for such items related to noncontrolling interests. MFFO and GAAP net income differ because MFFO represents FFO with further adjustments to exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, realized gains and losses from early extinguishment of debt, and the further adjustments of these items related to noncontrolling interests.

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

Neither the SEC, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

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

In addition, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. Furthermore, our Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from, and against, any and all claims arising from operations of our Operating Partnership, unless it is established that: (i) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (ii) the indemnified party actually received an improper personal benefit in money, property or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

CWI 2 2018 10-K – 18

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

Furthermore, our qualification and taxation as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Our ability to satisfy the quarterly asset tests under applicable Internal Revenue Code provisions and Treasury Regulations will depend in part upon our board of directors’ good faith analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. While we believe that we will satisfy these tests, we cannot guarantee that this will be the case on a continuing basis.

CWI 2 2018 10-K – 19

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

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our board of directors. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all, or substantially all, of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes or the effect of nondeductible expenditures (e.g., capital expenditures, the creation of reserves, or required debt service or amortization payments). To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We will also be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code. In addition, in order to continue to qualify as a REIT, any C-corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C-corporation’s earnings and profits.

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

Because we are required to satisfy numerous requirements imposed upon REITs, we may be required to borrow funds, sell assets, or raise equity on terms that are not favorable to us.

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

CWI 2 2018 10-K – 20

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets (including mandatory holding periods prior to disposition), the amounts we distribute to our stockholders, and the ownership of our common stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments or dispositions, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, thereby limiting our opportunities and the flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require target companies to comply with certain REIT requirements prior to closing on acquisitions.

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

To qualify as a REIT for federal income tax purposes, we hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. The net income of our TRSs is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair

CWI 2 2018 10-K – 21

market value of our TRS interests and certain other non-qualifying assets to exceed 20% of the fair market value of our assets, we would lose tax efficiency and could potentially fail to qualify as a REIT.

Our ownership of TRSs will be subject to limitations that could prevent us from growing our portfolio and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.

Overall, no more than 20% of the value of a REIT’s gross assets may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our portfolio. The Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

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

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from C corporations, which could cause investors to perceive investments in REITs to be relatively less attractive.

The maximum U.S. federal income tax rate for certain qualified dividends payable by C corporations to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced qualified dividend rate. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends.

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

CWI 2 2018 10-K – 22

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

•	allows for an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•	changes the recovery periods for certain real property and building improvements (e.g., to 30 years (previously 40 years) for residential real property);

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

CWI 2 2018 10-K – 23

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

•
generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income), although regulations may restrict the ability to claim this deduction for non-corporate shareholders depending upon their holding period in our stock; and

•
limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

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

Item 1B. Unresolved Staff Comments.

None.

CWI 2 2018 10-K – 24

Item 2. Properties.

Our principal corporate offices are located in the offices of our Advisor at 50 Rockefeller Plaza, New York, New York 10020.

Our Hotels

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at December 31, 2018:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	4/1/2015	Resort
Courtyard Nashville Downtown	TN	192	100%	5/1/2015	Select-Service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	11/4/2015	Full-Service
Seattle Marriott Bellevue	WA	384	95.4%	1/22/2016	Full-Service
Le Méridien Arlington	VA	154	100%	6/28/2016	Full-Service
San Jose Marriott	CA	510	100%	7/13/2016	Full-Service
San Diego Marriott La Jolla	CA	372	100%	7/21/2016	Full-Service
Renaissance Atlanta Midtown Hotel	GA	304	100%	8/30/2016	Full-Service
Ritz-Carlton San Francisco	CA	336	100%	12/30/2016	Full-Service
Charlotte Marriott City Center	NC	446	100%	6/1/2017	Full-Service
		3,615
Unconsolidated Hotels
Ritz-Carlton Key Biscayne (b)	FL	451	19.3%	5/29/2015	Resort
Ritz-Carlton Bacara, Santa Barbara (c)	CA	358	60%	9/28/2017	Resort
		809
_________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

(b)
A 47.4% interest in this venture is owned by CWI 1. The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 149 condo-hotel units that participate in the condo rental program.

(c)	This investment represents a tenancy-in-common interest; the remaining 40% interest is owned by CWI 1.

Our Hotel Management and Franchise Agreements

Hotel Management Agreements

All of our hotels are managed by independent hotel operators pursuant to management or operating agreements, with many also subject to separate license agreements addressing matters pertaining to operation under the designated brand. As of December 31, 2018, we had management or operating agreements with three different management companies related to our Consolidated Hotels. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates; securing and processing reservations; procuring inventories, supplies and services; providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts; and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels; review the operation and maintenance of the hotels; prepare reports, budgets and projections; and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

The initial terms of our management and operating agreements, including those that have been assumed at the time of the hotel acquisition, typically range from five to 40 years, with one or more renewal terms at the option of the manager. The management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria, or allow us to terminate at will with 30 to 60 days’ notice. For hotels operated with separate franchise agreements, the manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (generally ranging from 2.5% to 3.0%) of annual gross revenues, and an incentive management fee,

CWI 2 2018 10-K – 25

which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel.

The management agreements relating to six of our Consolidated Hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist and no separate franchise fee is required for these hotels. These management agreements incur a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. These hotels are all managed by subsidiaries of Marriott.

Franchise Agreements

Four of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of December 31, 2018, we have three franchise agreements with Marriott owned brands and one with a Hilton owned brand.

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

Item 3. Legal Proceedings.

At December 31, 2018, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

CWI 2 2018 10-K – 26

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares

There is no active public trading market for our shares. At March 8, 2019, there were 20,586 holders of record of our shares of common stock.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2018, we issued 234,644 shares of Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV per share of $11.11 per share. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. As previously disclosed in our definitive proxy statements, over the past three years, we have issued a total of 166,667 shares of our Class A common stock to our directors and certain employees of the Subadvisor from time to time under our 2015 Equity Incentive Plan. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2018:

	Class A		Class T
2018 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 – 31	8,056	$10.55	—	$—	N/A	N/A
November 1 – 30	—	—	—	—	N/A	N/A
December 1 – 31	152,151	10.56	426,146	10.57	N/A	N/A
Total	160,207		426,146
___________

(a)
Represents shares of our Class A and Class T common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for treatment as special circumstances under the terms of the plan, and our most recently published NAVs.

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2 2018 10-K – 27

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share amounts and statistical data):

					Inception
					(May 22, 2014)
	Years Ended December 31,				through
	2018	2017	2016	2015	December 31, 2014
Operating Data (a)
Total hotel revenues	$362,332	$340,810	$177,600	$49,085	$—
Acquisition-related expenses	1,177	6,511	26,835	13,133	—
Net loss	(349)	(4,494)	(17,450)	(12,063)	(108)
Income attributable to noncontrolling interests	(7,438)	(991)	(3,577)	(471)	—
Net loss attributable to CWI 2 stockholders	(7,787)	(5,485)	(21,027)	(12,534)	(108)

Basic and diluted loss per share:
Net loss attributable to CWI 2 stockholders — Class A Common Stock	(0.08)	(0.06)	(0.42)	(1.71)	(0.07)
Net loss attributable to CWI 2 stockholders — Class T Common Stock	(0.09)	(0.07)	(0.43)	(1.71)	—

Distributions declared per share — Class A Common Stock (b)	0.6996	0.6955	0.6570	0.3775	—
Distributions declared per share — Class T Common Stock (c)	0.5959	0.5919	0.5545	0.3181	—
Balance Sheet Data
Total assets	$1,605,314	$1,641,848	$1,407,717	$478,979	$200
Net investments in real estate (d)	1,473,205	1,514,680	1,282,124	396,864	—
Non-recourse and limited-recourse debt, net	833,836	831,329	571,935	207,888	—
Due to related parties and affiliates (e)	1,984	1,726	231,258	4,985	108
Other Information
Net cash provided by (used in) operating activities	$68,956	$49,720	$24,559	$(3,553)	$—
Cash distributions paid	44,004	36,446	17,633	621	—
Supplemental Financial Measures
FFO attributable to CWI 2 stockholders	$44,668	$36,919	$(321)	$(8,354)	N/A
MFFO attributable to CWI 2 stockholders	46,499	44,811	26,086	4,779	N/A
Consolidated Hotel Operating Statistics (f)
Occupancy	78.2%	78.3%	76.8%	71.8%	N/A
ADR	$239.41	$233.72	$200.39	$181.86	N/A
RevPAR	187.27	182.98	$153.89	$130.48	N/A
___________

(a)	We acquired our first hotel in April 2015.

(b)
For the first, second, third and fourth quarters of 2018, $0.0332, $0.0338, $0.0339 and $0.0339 of the distribution was payable in shares of our Class A common stock, respectively. For the first, second, third and fourth quarters of 2017, $0.0332, $0.0338, $0.0339 and $0.0339 of the distribution was payable in shares of our Class A common stock, respectively. For the first, second, third and fourth quarters of 2016, $0.0250, $0.0263, $0.0332 and $0.0332 of the distribution was payable in shares of our Class A common stock, respectively. For the second, third and fourth quarters of 2015, $0.0129, $0.0250 and $0.0250 of the distribution was payable in shares of our Class A common stock, respectively.

CWI 2 2018 10-K – 28

(c)
For the first, second, third and fourth quarters of 2018, $0.0332, $0.0338, $0.0339 and $0.0339 was payable in shares of our Class T common stock, respectively. For the first, second, third and fourth quarters of 2017, $0.0332, $0.0338, $0.0339 and $0.0339 was payable in shares of our Class T common stock, respectively. For the first, second, third and fourth quarters of 2016, $0.0236, $0.0263, $0.0332 and $0.0332 was payable in shares of our Class T common stock, respectively. For the second, third and fourth quarters of 2015, $0.0122, $0.0236 and $0.0236 was payable in shares of our Class T common stock, respectively.

(d)	Net investments in real estate consist of Net investments in hotels and Equity investments in real estate.

(e)
At December 31, 2016, this amount included $210.0 million due to WPC for borrowings used to fund the acquisition of the Ritz-Carlton San Francisco. During the first quarter of 2017, we fully repaid the $210.0 million loan. This amount also included an accrual of $11.9 million for the distribution and shareholder servicing fee, which as of December 31, 2016 was paid to Carey Financial but is now paid directly to selected dealers, and is therefore no longer included in Due to related parties and affiliates as of December 31, 2017 (Note 3).

(f)	Represents statistical data for our Consolidated Hotels during our ownership period.

CWI 2 2018 10-K – 29

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

Business Overview

We are a publicly owned, non-traded REIT that invests in, and through our Advisor, manages and seeks to enhance the value of, our interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings 2, which is owned indirectly by WPC, holds a special general partner interest of 0.015% in the Operating Partnership.
We raised a total of $851.3 million though our initial public offering, exclusive of DRIP. We have fully invested our offering proceeds in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We have invested in hotels and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Evaluation of Strategic Alternatives

Our board of directors has begun a process of evaluating strategic alternatives, including a combination with CWI 1. During the quarter ended December 31, 2018, our board formed a special committee of independent directors to undertake the evaluation and the special committee has engaged legal and financial advisors. There can be no assurance as to the form or timing of any transaction or that a transaction will be pursued at all. We do not intend to discuss the evaluation process unless and until our board completes its evaluation, except as required by law.

Board of Director Changes

On December 6, 2018, Charles S. Henry and Michael D. Johnson resigned from our board of directors. On December 14, 2018, Katherine G. Lugar was elected to our board of directors and also appointed to the audit committee of our board. These changes were made in order to facilitate the formation of the special committee of our board, discussed above.

CWI 2 2018 10-K – 30

Hurricane-Related Disruption

Hurricane Irma made landfall in September 2017, impacting one of our consolidated Hotels, the Marriott Sawgrass Golf Resort & Spa, which sustained damage and was forced to close for a short period of time. During the year ended December 31, 2018, we recognized losses on hurricane-related property damage of $0.7 million.

(in thousands)	Year Ended
December 31, 2018
Net write-up of fixed assets	$(173)
Remediation work performed	133
Decrease to property damage insurance receivables	722
Loss on hurricane-related property damage	$682

During the year ended December 31, 2018, $0.9 million was recorded in the consolidated financial statements as Business interruption income.

As the restoration work continues to be performed at this hotel, the estimated total costs will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

Refinancing

On August 8, 2018, we refinanced the Renaissance Atlanta Midtown senior mortgage and mezzanine loans totaling $34.0 million and $13.5 million, respectively, with one non-recourse loan totaling $49.0 million, which has a floating annual interest rate of LIBOR plus 2.3% (with the interest rate decreasing to LIBOR plus 2.0% upon achieving a specific minimum debt service coverage ratio as described in the loan agreement). We have entered into an interest rate cap agreement with respect to this variable rate loan. The new loan matures in August 2021 (Note 8).

CWI 2 2018 10-K – 31

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Years Ended December 31,
	2018	2017	2016
Hotel revenues	$362,332	$340,810	$177,600
Acquisition-related expenses	1,177	6,511	26,835
Loss on hurricane-related property damage	682	2,699	—
Net loss attributable to CWI 2 stockholders	(7,787)	(5,485)	(21,027)

Cash distributions paid	44,004	36,446	17,633

Net cash provided by operating activities	68,956	49,720	24,559
Net cash used in investing activities (a)	(11,782)	(283,126)	(892,018)
Net cash (used in) provided by financing activities (a)	(51,346)	231,722	904,430

Supplemental Financial Measures: (b)
FFO attributable to CWI 2 stockholders	44,668	36,919	(321)
MFFO attributable to CWI 2 stockholders	46,499	44,811	26,086

Consolidated Hotel Operating Statistics
Occupancy	78.2%	78.3%	76.8%
ADR	$239.41	$233.72	$200.39
RevPAR	187.27	182.98	153.89
___________

(a)
On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2016-18, which revised how certain items are presented in the consolidated statement of cash flows. As a result of adopting this guidance, we retrospectively revised net cash used in investing activities and net cash provided by financing activities within our consolidated statement of cash flows for the years ended December 31, 2018, 2017 and 2016, as described in Note 2.

(b)
We consider FFO and MFFO, which are non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results year over year is influenced by both the number and size of the hotels consolidated in each of the respective years. At December 31, 2018, we owned ten Consolidated Hotels. At December 31, 2017, we owned ten Consolidated Hotels, one of which was acquired during the year ended December 31, 2017. At December 31, 2016, we owned nine Consolidated Hotels, six of which were acquired during the year ended December 31, 2016.

CWI 2 2018 10-K – 32

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

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type
Consolidated Hotels
2015 Acquisitions
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	$24,764	4/1/2015	Resort
Courtyard Nashville Downtown	TN	192	100%	58,498	5/1/2015	Select-Service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	168,809	11/4/2015	Full-Service
2016 Acquisitions
Seattle Marriott Bellevue	WA	384	95.4%	175,921	1/22/2016	Full-Service
Le Méridien Arlington	VA	154	100%	54,891	6/28/2016	Full-Service
San Jose Marriott	CA	510	100%	153,814	7/13/2016	Full-Service
San Diego Marriott La Jolla	CA	372	100%	136,782	7/21/2016	Full-Service
Renaissance Atlanta Midtown Hotel	GA	304	100%	78,782	8/30/2016	Full-Service
Ritz-Carlton San Francisco	CA	336	100%	272,207	12/30/2016	Full-Service
2017 Acquisition
Charlotte Marriott City Center	NC	446	100%	168,884	6/1/2017	Full-Service
		3,615		$1,293,352
Unconsolidated Hotels
Ritz-Carlton Key Biscayne (b)	FL	451	19.3%	$37,559	5/29/2015	Resort
Ritz-Carlton Bacara, Santa Barbara (c)	CA	358	60%	99,386	9/28/2017	Resort
		809		$136,945
_________

(a)	The remaining 50% interest in this venture is owned by CWI 1. Our initial investment presented is net of $66.7 million of debt assumed at acquisition.

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

CWI 2 2018 10-K – 33

The comparability of our results year over year is impacted by, among other factors, the timing of acquisition activity and of any renovation-related activity, including any restoration work due to the impact of Hurricane Irma.

The following table presents our comparative results of operations (in thousands):

	Years Ended December 31,
	2018	2017	Change	2017	2016	Change
Hotel Revenues	$362,332	$340,810	$21,522	$340,810	$177,600	$163,210

Hotel Operating Expenses	293,534	279,389	14,145	279,389	140,671	138,718

Asset management fees to affiliate and other expenses	10,932	8,995	1,937	8,995	5,109	3,886
Corporate general and administrative expenses	7,464	6,403	1,061	6,403	5,217	1,186
Acquisition-related expenses	1,177	6,511	(5,334)	6,511	26,835	(20,324)
Loss on hurricane-related property damage	682	2,699	(2,017)	2,699	—	2,699
Total Expenses	313,789	303,997	9,792	303,997	177,832	126,165

Operating Income (Loss)	48,543	36,813	11,730	36,813	(232)	37,045
Interest expense	(40,226)	(35,824)	(4,402)	(35,824)	(17,605)	(18,219)
Equity in (losses) earnings of equity method investment in real estate, net	(5,819)	(1,482)	(4,337)	(1,482)	3,063	(4,545)
Other income	792	155	637	155	35	120
Loss on extinguishment of debt (Note 8)	(380)	(256)	(124)	(256)	—	(256)
Income (Loss) Before Income Taxes	2,910	(594)	3,504	(594)	(14,739)	14,145
Provision for income taxes	(3,259)	(3,900)	641	(3,900)	(2,711)	(1,189)
Net Loss	(349)	(4,494)	4,145	(4,494)	(17,450)	12,956
Income attributable to noncontrolling interests	(7,438)	(991)	(6,447)	(991)	(3,577)	2,586
Net Loss Attributable to CWI 2 Stockholders	$(7,787)	$(5,485)	$(2,302)	$(5,485)	$(21,027)	$15,542
Supplemental financial measure:(a)
MFFO Attributable to CWI 2 Stockholders	$46,499	$44,811	$1,688	$44,811	$26,086	$18,725
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

CWI 2 2018 10-K – 34

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the year ended December 31, 2018, 2017 and 2016 for our Same Store Hotels.

	Year Ended December 31,
Same Store Hotels	2018	2017	2016
Occupancy Rate	78.4%	76.1%	74.1%
ADR	$197.76	$196.14	$195.46
RevPAR	154.98	149.34	144.85

Hotel Revenues

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, hotel revenues increased by $21.5 million, primarily due to an increase in revenue of $15.9 million from our 2017 Acquisition, largely representing the impact of a full year of revenue during 2018 as compared to a partial year during 2017. Our remaining portfolio contributed a net increase in revenue of $5.6 million for the year ended December 31, 2018 as compared to 2017, primarily due to an increase in revenue from the Ritz-Carlton San Francisco and San Jose Marriott, driven by an increase in demand in both markets, and an increase in revenue from the Marriott Sawgrass Golf Resort & Spa driven by a strong market and an increase in group bookings, partially offset by a decrease in revenue from Seattle Marriott Bellevue caused by competition due to new hotel supply, coupled with a slight disruption as a result of a change in the management company for that hotel during the second quarter of 2018.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, hotel revenues increased by $163.2 million, primarily comprised of an increase in revenue of $136.3 million contributed by our 2016 Acquisitions during 2017 (largely representing the impact of a full year of revenue during 2017 as compared to a partial year during 2016) and revenue of $22.2 million contributed by our 2017 Acquisition.

Hotel Operating Expenses

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, hotel operating expenses increased by $14.1 million, primarily due to an increase in expenses of $11.9 million from our 2017 Acquisition, largely representing the impact of a full year of expense during 2018 as compared to a partial year during 2017. Our remaining portfolio contributed a net increase in expenses of $2.3 million for the year ended December 31, 2018 as compared to 2017, largely attributable to an increase in expenses from the Ritz-Carlton San Francisco and San Jose Marriott, partially offset by a decrease in expenses from Seattle Marriott Bellevue, consistent with the fluctuations in revenue discussed above.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, hotel operating expenses increased by $138.7 million, primarily comprised of an increase in expenses of $115.6 million from our 2016 Acquisitions during 2017, largely representing the impact of a full year of expenses during 2017 as compared to a partial year during 2016 and expenses of $17.0 million from our 2017 Acquisition.

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments, as defined in the Advisory Agreement (Note 3). Our Advisor elected to receive its asset management fees in shares of our Class A common stock for the years ended December 31, 2018, 2017 and 2016.

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, asset management fees to affiliate and other expenses increased by $1.9 million, primarily reflecting the full year impact of our acquisitions of the Charlotte Marriott City Center (which is a Consolidated Hotel and our 2017 Acquisition) and the Ritz-Carlton Bacara, Santa Barbara (an Unconsolidated Hotel) on June 1, 2017 and September 28, 2017, respectively, which increased the asset base from which our Advisor earns a fee.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, asset management fees to affiliate and other expenses increased by $3.9 million, largely due to the full year impact of our 2016 Acquisitions, as well as the impact from our 2017 investments, and an increase in the estimated fair market value of our hotel portfolio, both of which increased the asset base from which our Advisor earns a fee.

CWI 2 2018 10-K – 35

Corporate General and Administrative Expenses

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, corporate general and administrative expenses increased by $1.1 million, primarily as a result of increases in overhead reimbursement costs of $0.6 million and an increase in professional fees of $0.4 million. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

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

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, acquisition-related expenses decreased by $5.3 million. We recognized $6.5 million of acquisition-related expenses during the year ended December 31, 2017, primarily in connection with our 2017 Acquisition.

During the year ended December 31, 2018, we recognized $1.2 million of acquisition-related expense. In connection with our acquisition of the Ritz-Carlton San Francisco on December 30, 2016, we funded a $10.0 million net operating income guarantee reserve at closing into a restricted cash account, which guaranteed us minimum predetermined net operating income amounts over a period of approximately two years, with any remaining funds at the end of the two year period to be remitted back to the seller. Throughout the two year period, we made draws against this reserve and as of December 31, 2018 (the end of the two year period), we have estimated that a total of $1.2 million will be remitted to the seller and have recognized this as acquisition-related expense during the year ended December 31, 2018.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, acquisition-related expenses decreased by $20.3 million, reflecting a significant decrease in investment volume. We acquired one Consolidated Hotel during the year ended December 31, 2017 as compared to six Consolidated Hotels during the year ended December 31, 2016.

Loss on Hurricane-Related Property Damage

2018 — During the year ended December 31, 2018, we recognized a loss on hurricane-related property damage of $0.7 million from the Marriott Sawgrass Golf Resort & Spa. This loss was comprised of a $1.4 million loss resulting from pre-existing damage at the hotel (which was discovered as a result of the hurricane and was not covered by insurance), partially offset by a $0.7 million gain resulting from a decrease in the estimate to repair property damage at the hotel.

2017 — During the year ended December 31, 2017, we recognized a loss on hurricane-related property damage of $2.7 million from the Marriott Sawgrass Golf Resort & Spa, representing, in the aggregate, the property damage insurance deductible on two areas of the resort and our best estimate at the time of uninsured losses for one area of the resort that had not yet reached its property damage insurance deductible.

We and CWI 1 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2% to 5% of the insured value. We currently estimate our aggregate casualty insurance claim related to Hurricane Irma for the Marriott Sawgrass Golf Resort & Spa to be approximately $4.0 million, which includes estimated clean up, repair and rebuilding costs, and estimate our aggregate business interruption insurance claim to be approximately $1.0 million. As the restoration work continues to be performed, the estimated total costs will change. We believe that we maintain adequate insurance coverage on each of our hotels and are working closely with the insurance carriers and claims adjusters to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

CWI 2 2018 10-K – 36

We experienced a reduction in revenues as a result of Hurricane Irma. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carriers. We recorded revenue for covered business interruption of $0.9 million during the year ended December 31, 2018. We record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carriers.

Interest Expense

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, interest expense increased by $4.4 million, primarily due to an increase in mortgage financing obtained related to the Ritz-Carlton San Francisco and the Charlotte Marriott City Center during the first and second quarter of 2017, respectively. Our average outstanding debt balance was $835.8 million and $773.5 million during the year ended December 31, 2018 and 2017, respectively. Our weighted-average interest rate was 4.5% and 4.3% during the year ended December 31, 2018 and 2017, respectively.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, interest expense increased by $18.2 million, primarily as a result of mortgage financing obtained in connection with our Recently Acquired Hotels.

Equity in (Losses) Earnings of Equity Method Investments in Real Estate, Net

Equity in (losses) earnings of equity method investments in real estate, net represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and is based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized during the years ended December 31, 2018, 2017 or 2016.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value (“HLBV”) method, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
Unconsolidated Hotels	2018	2017	2016
Ritz-Carlton Bacara, Santa Barbara Venture (a)	$(7,314)	$(4,235)	$—
Ritz-Carlton Key Biscayne Venture (b)	1,495	2,753	3,063
Total equity in (losses) earnings of equity method investments in real estate, net	$(5,819)	$(1,482)	$3,063
___________

(a)
We acquired our 60.0% tenancy-in-common interest in this venture on September 28, 2017. The results for the year ended December 31, 2017 above represent data from its acquisition date through December 31, 2017 and included pre-opening and hotel rebranding expenses.

(b)
During the years ended December 31, 2017 and 2016, our share of equity in earnings from the venture were largely the result of a decline in our unaffiliated joint venture partner’s capital under the HLBV method of accounting, which as of December 31, 2017, was zero. During the year ended December 31, 2018, our share of equity in earnings from the venture was largely the result of the operating results of the venture.

Loss on Extinguishment of Debt

2018 — During the year ended December 31, 2018, we recognized a loss on extinguishment of debt of $0.4 million related to the refinancing of the Renaissance Atlanta Midtown senior mortgage and mezzanine loans (Note 8).

2017 —During the year ended December 31, 2017, we recognized a loss on extinguishment of debt of $0.3 million related to the refinancing of the Courtyard Nashville Downtown mortgage loan (Note 8).

CWI 2 2018 10-K – 37

(Income) Attributable to Noncontrolling Interests

The following table sets forth our (income) losses attributable to noncontrolling interests (in thousands):

	Years Ended December 31,
Venture	2018	2017	2016
Marriott Sawgrass Golf Resort & Spa Venture (a)	$(1,971)	$761	$(629)
Seattle Marriott Bellevue (b)	—	3,326	377
Operating Partnership — Available Cash Distribution (Note 3)	(5,467)	(5,078)	(3,325)
	$(7,438)	$(991)	$(3,577)
___________

(a)
During the year ended December 31, 2018, driven by a strong market and an increase in group bookings, the Marriott Sawgrass Golf Resort & Spa venture recognized income attributable to noncontrolling interests, as compared to losses attributable to noncontrolling interests during the year ended December 31, 2017, which was largely attributable to the impact of Hurricane Irma.

(b)
We acquired our 95.4% interest in this venture on January 22, 2016. At acquisition, the joint venture partner’s contribution was in the form of a net operating income guarantee reserve. During the year ended December 31, 2017, the losses attributable to noncontrolling interest were largely related to the drawdown of our joint venture partner’s guaranty during the year. As of December 31, 2017, the joint venture partner’s contribution was substantially depleted under the HLBV method of accounting, resulting in no income or loss attributable to noncontrolling interests during the year ended December 31, 2018.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, MFFO increased by $1.7 million, primarily as a result of a net increase from hotel operations, including the impact from our 2017 investments, partially offset by an increase in asset management fees and corporate general and administrative expenses, as discussed above.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, MFFO increased by $18.7 million, primarily reflecting operating results from our Recently Acquired Hotels, partially offset by an increase in asset management fees and corporate general and administrative expenses, as discussed above.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses, interest and principal on current and future indebtedness and distributions to stockholders. Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. We expect to meet our long-term liquidity requirement from cash generated from operations. To the extent that these funds are insufficient to satisfy our cash flow requirements, additional funds may be provided from asset sales, long- and/or short-term borrowings, proceeds from mortgage financings or refinancings.

Sources and Uses of Cash During the Year

We have fully invested the proceeds from our initial public offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and the seasonality in the demand for our hotels. Also, hotels we own may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, proceeds available under our Working Capital Facility (as defined in Note 3), through its expiration, which, as amended, is currently expected to occur on December 31, 2019, the proceeds of mortgage loans, sales of assets, or distributions reinvested in our common stock through our DRIP. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

CWI 2 2018 10-K – 38

2018

Operating Activities — For the year ended December 31, 2018 as compared to 2017, net cash provided by operating activities increased by $19.2 million. Net cash provided by operating activities during the year ended December 31, 2017 reflected the $7.2 million acquisition fee paid to our Advisor related to the acquisition of the Ritz-Carlton San Francisco on December 30, 2016, which was paid in the first quarter of 2017, as well as $6.5 million of acquisition-related expenses paid primarily related to our acquisition of the Charlotte Marriott City Center on June 1, 2017. The remaining increase for the year ended December 31, 2018 as compared to the same period in 2017 was largely attributable to net cash flow from operations generated by the Charlotte Marriott City Center.

Investing Activities — During the year ended December 31, 2018, net cash used in investing activities was $11.8 million, primarily as a result of funding $16.9 million of capital expenditures for our Consolidated Hotels, partially offset by distributions received from equity investments in excess of cumulative equity income totaling $5.6 million.

Financing Activities — During the year ended December 31, 2018, net cash used in financing activities was $51.3 million, primarily as a result of scheduled payments and prepayments of mortgage financing totaling $47.5 million substantially made in connection with the refinancing of the Renaissance Atlanta Midtown senior mortgage and mezzanine loans during the third quarter of 2018 (Note 8), cash distributions paid to stockholders of $44.0 million, redemptions of our common stock pursuant to our redemption plan totaling $19.3 million, as described below, and distributions to noncontrolling interests totaling $9.2 million, partially offset by proceeds of $49.0 million from the refinancing of the Renaissance Atlanta Midtown loans and the reinvestment of distributions in shares of our common stock through our DRIP, net of distribution and shareholder servicing fee payments, totaling $20.7 million.

2017

Operating Activities — For the year ended December 31, 2017 as compared to 2016, net cash provided by operating activities increased by $25.2 million, primarily resulting from net cash flow from hotel operations generated by our Recently Acquired Hotels.

Investing Activities — During the year ended December 31, 2017, net cash used in investing activities was $283.1 million, primarily as a result of cash outflows for our acquisition of the Charlotte Marriott City Center totaling $168.9 million and for the purchase of our tenancy-in-common interest in the Ritz‑Carlton Bacara, Santa Barbara totaling $96.3 million. We also funded $17.0 million of capital expenditures for our Consolidated Hotels.

Financing Activities — During the year ended December 31, 2017, net cash provided by financing activities was $231.7 million, primarily as a result of (i) proceeds received from mortgage financings totaling $301.9 million, comprised of $143.0 million obtained during 2017 in connection with our 2016 acquisition of the Ritz-Carlton San Francisco, $103.0 million obtained in connection with our 2017 Acquisition and $55.9 million obtained in the refinancing of the mortgage loan on the Courtyard Nashville Downtown and (ii) $237.7 million in funds raised through the issuance of shares of our common stock in our initial public offering, net of issuance costs, including distributions that were reinvested in shares of our common stock by stockholders through our DRIP.

The inflows were partially offset by (i) the repayment of our note payable to WPC of $210.0 million, (ii) scheduled payments and prepayments of mortgage financing totaling $42.0 million, (iii) cash distributions paid to stockholders of $36.4 million, (iv) distributions to noncontrolling interests totaling $8.4 million, (v) redemptions of our common stock pursuant to our redemption plan totaling $6.8 million and (vi) our purchase of the incentive membership interest in the Courtyard Nashville Downtown for $3.5 million.

Distributions

Our current objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to manage a portfolio of investments with potential for capital appreciation throughout varying economic cycles. During the year ended December 31, 2018, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $44.0 million, which were comprised of cash distributions of $17.5 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $26.5 million. From Inception through December 31, 2018, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $109.9 million, which were comprised of cash distributions of $42.4 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $67.5 million.

CWI 2 2018 10-K – 39

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. We fully covered total distributions declared for the year ended December 31, 2018 using FFO and funded all of these distributions from Net cash provided by operating activities. We expect that, in the future, if distributions cannot be fully sourced from net cash provided by operating activities, they may be sourced from other sources of cash, such as financings, borrowings, or sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the year ended December 31, 2018, we redeemed 603,209 shares and 1,225,079 shares of our Class A and Class T common stock, respectively, pursuant to our redemption plan, comprised of 120 redemption requests and 226 redemption requests, respectively, and at an average price per share of $10.58 and $10.57, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the year ended December 31, 2018. We funded all share redemptions during the year ended December 31, 2018 with proceeds from the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	December 31,
	2018	2017
Carrying Value
Fixed rate (a)	$485,121	$484,631
Variable rate (a):
Amount subject to interest rate caps	248,997	247,245
Amount subject to interest rate swap	99,718	99,453
	348,715	346,698
	$833,836	$831,329
Percent of Total Debt
Fixed rate	58%	58%
Variable rate	42%	42%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.3%	4.3%
Variable rate (b)	4.9%	4.6%
_________

(a)	Aggregate debt balance includes deferred financing costs totaling $3.1 million and $4.1 million as of December 31, 2018 and 2017, respectively.

(b)	The impact of our derivative instruments (Note 7) are reflected in the weighted-average interest rates.

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met.

CWI 2 2018 10-K – 40

Cash Resources

At December 31, 2018, our cash resources consisted of cash totaling $76.8 million, of which $14.5 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, all of which remained available to be drawn as of the date of this Report. Our cash resources can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below, as well as to fund any future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include paying distributions to our stockholders, reimbursing our Advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 9), funding hurricane-related repair and remediation costs in excess of insurance proceeds received, funding lease commitments, making scheduled mortgage loan principal payments, including scheduled balloon payments of $166.0 million on two mortgage loans, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payments, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations, the Working Capital Facility (through its expiration, which is currently scheduled to occur on December 31, 2019), and mortgage financing to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. At December 31, 2018 and 2017, $20.4 million and $16.5 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments) at December 31, 2018, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$836,900	$170,895	$190,554	$475,451	$—
Interest on borrowings (b)	97,310	36,032	47,007	14,271	—
Contractual capital commitments (c)	10,871	10,221	650	—	—
Annual distribution and shareholder servicing fee (d)	10,480	5,806	4,674	—	—
Lease commitments (e)	1,031	495	536	—	—
	$956,592	$223,449	$243,421	$489,722	$—
___________

(a)	Excludes deferred financing costs totaling $3.1 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(c)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels, which does not reflect any remaining restoration work as a result of Hurricane Irma (Note 9).

(d)	Represents the estimated liability for the present value of the future distribution and shareholder servicing fees in connection with our Class T common stock (Note 3).

(e)	Lease commitments consist of our share of future rents payable pursuant to the Advisory Agreement for the purpose of leasing office space used for the administration of real estate entities.

CWI 2 2018 10-K – 41

Equity Method Investments

At December 31, 2018, we owned equity interests in two Unconsolidated Hotels, one solely with CWI 1 and another together with CWI 1 and an unrelated third party. Our ownership interest and summarized financial information for these investments at December 31, 2018 is presented below. Summarized financial information provided represents the total amounts attributable to these investments and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-	Third-Party Debt
Venture	December 31, 2018	Total Assets	Party Debt	Maturity Date
Ritz-Carlton Key Biscayne Venture	19.3%	$326,693	$188,438	8/2021
Ritz-Carlton Bacara, Santa Barbara Venture	60%	382,479	227,535	9/2021
		$709,172	$415,973

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

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2. The recent accounting changes that may potentially impact our business are described under Recent Accounting Requirements in Note 2.

CWI 2 2018 10-K – 42

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as restated in December 2018. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly-owned investments.

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

CWI 2 2018 10-K – 43

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect subsequent to the establishment of NAREIT’s definition of FFO. Management believes these cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses, do not affect our overall long-term operating performance. Publicly-registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-traded REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the conclusion of our initial public offering, which occurred in July 2017. Thus, we intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-traded REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. This Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income, as applicable: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our equity in earnings of equity method investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings, where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

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

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-traded REITs, which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter.

CWI 2 2018 10-K – 44

As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that MFFO and the adjustments used to calculate it allow us to present our performance in a manner that takes into account certain characteristics unique to non-traded REITs, such as their limited life, defined acquisition period and targeted exit strategy, and is therefore a useful measure for investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

CWI 2 2018 10-K – 45

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net loss attributable to CWI 2 stockholders	$(7,787)	$(5,485)	$(21,027)
Adjustments:
Depreciation and amortization of real property	46,403	43,800	23,034
Proportionate share of adjustments for partially owned entities — FFO adjustments	6,052	(1,396)	(2,328)
Total adjustments	52,455	42,404	20,706
FFO attributable to CWI 2 stockholders (as defined by NAREIT)	44,668	36,919	(321)
Acquisition expenses (a)	1,177	6,511	26,835
Loss on hurricane-related property damage (b)	682	2,699	—
Loss on extinguishment of debt	380	256	—
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(341)	(1,349)	(359)
Other rent adjustments	(67)	(225)	(69)
Total adjustments	1,831	7,892	26,407
MFFO attributable to CWI 2 stockholders	$46,499	$44,811	$26,086
___________

(a)
In evaluating investments in real estate, management differentiates between the costs to acquire the investment and the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income, which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(b)	We excluded the loss on hurricane-related property damage because of its non-recurring nature.

CWI 2 2018 10-K – 46

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

At December 31, 2018, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. Our debt obligations are more fully described in Note 8 and under Liquidity and Capital Resources in Item 7 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at December 31, 2018 and excludes deferred financing costs (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed-rate debt	$2,630	$4,321	$4,498	$395,710	$79,741	$—	$486,900	$475,543
Variable-rate debt	$168,265	$132,735	$49,000	$—	$—	$—	$350,000	$350,271

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at December 31, 2018 by an aggregate increase of $16.6 million or an aggregate decrease of $19.9 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at December 31, 2018 would increase or decrease by $1.9 million for each respective 1.0% change in annual interest rates.

CWI 2 2018 10-K – 47

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CWI 2 2018 10-K – 48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carey Watermark Investors 2 Incorporated:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carey Watermark Investors 2 Incorporated and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
New York, NY
March 15, 2019

We have served as the Company's auditor since 2014.

CWI 2 2018 10-K – 49

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Investments in real estate:
Hotels, at cost	$1,464,933	$1,448,030
Accumulated depreciation	(113,184)	(68,088)
Net investments in hotels	1,351,749	1,379,942
Equity investments in real estate	121,456	134,738
Cash and cash equivalents	76,823	68,527
Restricted cash	27,114	29,582
Accounts receivable, net	18,826	17,592
Other assets	9,346	11,467
Total assets	$1,605,314	$1,641,848
Liabilities and Equity
Non-recourse debt, net	$833,836	$831,329
Accounts payable, accrued expenses and other liabilities	61,913	66,053
Due to related parties and affiliates	1,984	1,726
Distributions payable	11,178	10,955
Total liabilities	908,911	910,063
Commitments and contingencies (Note 9)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 31,023,863 and 29,510,914 shares, respectively, issued and outstanding	31	29
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 59,006,632 and 57,871,712 shares, respectively, issued and outstanding	59	58
Additional paid-in capital	825,896	807,377
Distributions and accumulated losses	(156,823)	(104,809)
Accumulated other comprehensive income	1,205	1,373
Total stockholders’ equity	670,368	704,028
Noncontrolling interests	26,035	27,757
Total equity	696,403	731,785
Total liabilities and equity	$1,605,314	$1,641,848

See Notes to Consolidated Financial Statements.

CWI 2 2018 10-K – 50

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues
Hotel Revenues
Rooms	$247,099	$229,109	$115,918
Food and beverage	93,555	92,150	49,084
Other operating revenue	20,744	19,551	12,598
Business interruption income	934	—	—
Total Hotel Revenues	362,332	340,810	177,600
Expenses
Rooms	57,008	53,554	22,985
Food and beverage	68,132	66,337	30,976
Other hotel operating expenses	5,292	5,674	5,282
General and administrative	32,455	29,817	14,406
Sales and marketing	30,562	30,218	16,932
Property taxes, insurance, rent and other	19,973	18,061	9,483
Management fees	13,014	12,148	6,763
Repairs and maintenance	12,099	11,377	5,616
Utilities	8,862	8,474	5,253
Depreciation	46,137	43,729	22,975
Total Hotel Operating Expenses	293,534	279,389	140,671
Asset management fees to affiliate and other expenses	10,932	8,995	5,109
Corporate general and administrative expenses	7,464	6,403	5,217
Acquisition-related expenses	1,177	6,511	26,835
Loss on hurricane-related property damage	682	2,699	—
Total Expenses	313,789	303,997	177,832
Operating Income (Loss)	48,543	36,813	(232)
Interest expense	(40,226)	(35,824)	(17,605)
Equity in (losses) earnings of equity method investment in real estate, net	(5,819)	(1,482)	3,063
Other income	792	155	35
Loss on extinguishment of debt (Note 8)	(380)	(256)	—
Income (loss) before income taxes	2,910	(594)	(14,739)
Provision for income taxes	(3,259)	(3,900)	(2,711)
Net Loss	(349)	(4,494)	(17,450)
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $5,467, $5,078 and $3,325, respectively)	(7,438)	(991)	(3,577)
Net Loss Attributable to CWI 2 Stockholders	$(7,787)	$(5,485)	$(21,027)

Class A Common Stock
Net loss attributable to CWI 2 stockholders	$(2,443)	$(1,740)	$(7,940)
Basic and diluted weighted-average shares outstanding	30,390,179	27,825,037	18,936,251
Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.42)

Class T Common Stock
Net loss attributable to CWI 2 stockholders	$(5,344)	$(3,745)	$(13,087)
Basic and diluted weighted-average shares outstanding	58,842,820	54,686,084	30,657,538
Basic and diluted loss per share	$(0.09)	$(0.07)	$(0.43)

See Notes to Consolidated Financial Statements.

CWI 2 2018 10-K – 51

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net Loss	$(349)	$(4,494)	$(17,450)
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(171)	484	989
Comprehensive Loss	(520)	(4,010)	(16,461)

Amounts Attributable to Noncontrolling Interests
Net income	(7,438)	(991)	(3,577)
Unrealized loss (gain) on derivative instruments	3	(7)	1
Comprehensive income attributable to noncontrolling interests	(7,435)	(998)	(3,576)
Comprehensive Loss Attributable to CWI 2 Stockholders	$(7,955)	$(5,008)	$(20,037)

See Notes to Consolidated Financial Statements.

CWI 2 2018 10-K – 52

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2018, 2017 and 2016
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	29,510,914	$29	57,871,712	$58	$807,377	$(104,809)	$1,373	$704,028	$27,757	$731,785
Net (loss) income						(7,787)		(7,787)	7,438	(349)
Shares issued, net of offering costs	769,324	1	1,640,727	1	27,067			27,069		27,069
Shares issued to affiliates	943,271	1			10,392			10,393		10,393
Distributions to noncontrolling interests								—	(9,157)	(9,157)
Shares issued under share incentive plans	17,535	—			216			216		216
Stock-based compensation to directors	15,384	—			171			171		171
Stock dividends issued	370,644	1	719,272	1				2		2
Distributions declared ($0.6996 and $0.5959 per share to Class A and Class T, respectively)						(44,227)		(44,227)		(44,227)
Other comprehensive loss							(168)	(168)	(3)	(171)
Repurchase of shares	(603,209)	(1)	(1,225,079)	(1)	(19,327)			(19,329)		(19,329)
Balance at December 31, 2018	31,023,863	$31	59,006,632	$59	$825,896	$(156,823)	$1,205	$670,368	$26,035	$696,403

Balance at January 1, 2017	22,414,128	$22	40,447,362	$40	$573,135	$(59,115)	$896	$514,978	$35,131	$550,109
Net (loss) income						(5,485)		(5,485)	991	(4,494)
Shares issued, net of offering costs	6,027,028	6	17,129,299	17	232,827			232,850		232,850
Shares issued to affiliates	1,064,066	1			11,393			11,394		11,394
Distributions to noncontrolling interests								—	(8,372)	(8,372)
Purchase of membership interest from noncontrolling interest					(3,524)			(3,524)		(3,524)
Shares issued under share incentive plans	14,071	—			190			190		190
Stock-based compensation to directors	15,384	—			165			165		165
Stock dividends issued	320,922	—	615,421	1				1		1
Distributions declared ($0.6955 and $0.5919 per share to Class A and Class T, respectively)						(40,209)		(40,209)		(40,209)
Other comprehensive income							477	477	7	484
Repurchase of shares	(344,685)	—	(320,370)	—	(6,809)			(6,809)		(6,809)
Balance at December 31, 2017	29,510,914	$29	57,871,712	$58	$807,377	$(104,809)	$1,373	$704,028	$27,757	$731,785

(Continued)

CWI 2 2018 10-K – 53

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2018, 2017 and 2016
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2016	10,792,296	$11	14,983,012	$15	$228,401	$(15,109)	$(94)	$213,224	$32,968	$246,192
Net (loss) income						(21,027)		(21,027)	3,577	(17,450)
Shares issued, net of offering costs	11,108,705	11	25,277,071	25	341,419			341,455		341,455
Shares issued to affiliates	386,808	—			4,063			4,063		4,063
Contributions from noncontrolling interests								—	4,000	4,000
Distributions to noncontrolling interests								—	(5,413)	(5,413)
Shares issued under share incentive plans	6,656	—			164			164		164
Stock-based compensation to directors	10,000	—			105			105		105
Stock dividends issued	158,398	—	240,213	—				—		—
Distributions declared ($0.6570 and $0.5545 per share to Class A and Class T, respectively)						(22,979)		(22,979)		(22,979)
Other comprehensive income (loss)							990	990	(1)	989
Repurchase of shares	(48,735)	—	(52,934)	—	(1,017)			(1,017)		(1,017)
Balance at December 31, 2016	22,414,128	$22	40,447,362	$40	$573,135	$(59,115)	$896	$514,978	$35,131	$550,109

See Notes to Consolidated Financial Statements.

CWI 2 2018 10-K – 54

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows — Operating Activities
Net loss	$(349)	$(4,494)	$(17,450)
Adjustments to net loss:
Depreciation	46,137	43,729	22,975
Asset management fees to affiliates settled in shares	10,400	8,670	4,372
Equity in losses (earnings) of equity method investments in real estate, net	5,819	1,482	(3,063)
Amortization of deferred financing costs, deferred key money and other	1,297	830	511
Business interruption income	(934)	—	—
Loss on hurricane-related property damage	682	2,699	—
Amortization of stock-based compensation	486	436	305
Loss on extinguishment of debt (Note 8)	380	254	—
Net changes in other assets and liabilities	2,436	1,360	2,287
Distributions of earnings from equity method investments	2,305	1,310	3,099
Increase (decrease) in due to related parties and affiliates	407	(7,786)	8,460
Funding of hurricane-related remediation work	(163)	(1,458)	—
Business interruption insurance proceeds	53	—	—
Receipt of key money and other deferred incentive payments	—	2,688	3,063
Net Cash Provided by Operating Activities	68,956	49,720	24,559
Cash Flows — Investing Activities
Capital expenditures	(16,915)	(17,049)	(21,492)
Distributions received from equity investments in excess of cumulative equity income	5,619	—	1,976
Capital contributions to equity investments in real estate	(486)	(2,433)	(125)
Acquisitions of hotels	—	(168,884)	(876,397)
Purchase of equity interest (Note 5)	—	(96,288)	—
Deposits released for hotel investments	—	1,521	16,701
Hurricane-related property insurance proceeds	—	7	—
Deposits for hotel investments	—	—	(12,681)
Net Cash Used in Investing Activities	(11,782)	(283,126)	(892,018)
Cash Flows — Financing Activities
Proceeds from mortgage financing	49,000	301,900	366,800
Scheduled payments and prepayments of mortgage principal	(47,502)	(42,000)	—
Distributions paid	(44,004)	(36,446)	(17,633)
Net proceeds from issuance of shares	20,670	237,650	352,833
Repurchase of shares	(19,327)	(6,809)	(1,017)
Distributions to noncontrolling interests	(9,157)	(8,372)	(5,413)
Deferred financing costs	(809)	(2,090)	(3,502)
Purchase of interest rate cap	(118)	(16)	(92)
Withholding on restricted stock units	(99)	(81)	(36)
Repayment of notes payable to affiliate	—	(210,000)	(20,000)
Purchase of membership interest from noncontrolling interest (Note 10)	—	(3,524)	—
Deposits released for mortgage financing	—	2,235	1,835
Deposits for mortgage financing	—	(725)	(3,345)
Proceeds from notes payable to affiliate	—	—	230,000
Contributions from noncontrolling interests	—	—	4,000
Net Cash (Used in) Provided by Financing Activities	(51,346)	231,722	904,430
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Net increase (decrease) in cash and cash equivalents and restricted cash	5,828	(1,684)	36,971
Cash and cash equivalents and restricted cash, beginning of year	98,109	99,793	62,822
Cash and cash equivalents and restricted cash, end of year	$103,937	$98,109	$99,793

See Notes to Consolidated Financial Statements.

CWI 2 2018 10-K – 55

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information (in thousands):

	Years Ended December 31,
	2018	2017	2016
Interest paid, net of amounts capitalized	$38,193	$33,135	$15,265
Income taxes paid	$2,248	$4,721	$3,471

See Notes to Consolidated Financial Statements.

CWI 2 2018 10-K – 56

CAREY WATERMARK INVESTORS 2 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Organization

Carey Watermark Investors 2 Incorporated (“CWI 2”) is a publicly owned, non-traded real estate investment trust (“REIT”) that, together with its consolidated subsidiaries, invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI 2 OP, LP (the “Operating Partnership”). We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings 2, LLC (“Carey Watermark Holdings 2”), which is owned indirectly by W. P. Carey Inc. (“WPC”), holds a special general partner interest in the Operating Partnership.

We are managed by Carey Lodging Advisors, LLC (our “Advisor”), an indirect subsidiary of WPC. Our Advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. CWA 2, LLC (the “Subadvisor”), a subsidiary of Watermark Capital Partners LLC, provides services to our Advisor, primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Mr. Michael G. Medzigian, our Chief Executive Officer, subject to the approval of our independent directors.

We held ownership interests in 12 hotels at December 31, 2018, including ten hotels that we consolidate (“Consolidated Hotels”) and two hotels that we record as equity investments (“Unconsolidated Hotels”), at December 31, 2018.

Public Offering

We raised offering proceeds in our initial public offering of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock. The offering commenced on May 22, 2014 and closed on July 31, 2017. We have fully invested the proceeds from our initial public offering. In addition, from inception through December 31, 2018, $20.7 million and $40.3 million of distributions were reinvested in our Class A and Class T common stock, respectively, as a result of our distribution reinvestment plan.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. Since our adoption of Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2018, we have had no hotel acquisitions; however, we expect that certain future hotel acquisitions, if any, would be considered asset acquisitions rather than business combinations, which would affect the capitalization of acquisition costs (such costs are expensed for business combinations and capitalized for asset acquisitions).

CWI 2 2018 10-K – 57

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

Real Estate — For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, net operating income (“NOI”), residual values and holding periods.

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

Assets Held for Sale — We classify real estate assets as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply the accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement can cause us to consider an entity a VIE. Limited partnerships and other similar entities which operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to

CWI 2 2018 10-K – 58

Notes to Consolidated Financial Statements

absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

At both December 31, 2018 and 2017, we considered four entities to be VIEs, three of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2018	2017
Net investments in hotels	$566,272	$579,206
Total assets	603,403	617,207

Non-recourse debt, net	$320,603	$320,304
Total liabilities	350,920	350,249

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation.

Restricted Cash — In connection with our adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash on January 1, 2018, as described below, we revised our consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows. As a result, we retrospectively revised prior periods presented to conform to the current period presentation. Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt to fund planned renovations and improvements, property taxes, insurance, and normal replacement of furniture, fixtures and equipment at our hotels. The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$76,823	$68,527	$63,245
Restricted cash	27,114	29,582	36,548
Total cash and cash equivalents and restricted cash	$103,937	$98,109	$99,793

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

Gain/Loss on Sale — We recognize gains and losses on the sale of properties when the transaction meets the definition of a contract, criteria are met for the sale of one or more distinct assets and control of the properties is transferred. When these criteria are met, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

Equity Investments in Real Estate — We classify distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

Cash — Our cash is held in the custody of several financial institutions, and these balances, at times, exceed federally-insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

CWI 2 2018 10-K – 59

Notes to Consolidated Financial Statements

Other Assets and Liabilities — Other assets consists primarily of prepaid expenses, hotel inventories, derivative assets, due from affiliates and deferred tax assets in the consolidated financial statements. Other liabilities, which are included in Accounts payable, accrued expenses and other liabilities, consists primarily of unamortized key money and other deferred incentive payments, hotel advance deposits, accrued distribution and shareholder servicing fees and sales and use and occupancy taxes payable.

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

Hotel Revenue Recognition — Revenue consists of amounts derived from hotel operations, including the sale of rooms, food and beverage and revenue from other operating departments, such as parking, spa, resort fees and gift shops, and is presented on a disaggregated basis on the consolidated statements of operations. These revenues are recorded net of any sales or occupancy taxes, which are collected from our guests as earned. All rebates or discounts are recorded as a reduction in revenue and there are no material contingent obligations with respect to rebates or discounts offered by us.

We recognize revenue when control of the promised good or service is transferred to the guest, in an amount that reflects the consideration we expect to receive in exchange for the promised good or service. Room revenue is generated through contracts with guests whereby the guest agrees to pay a daily rate for the right to use a hotel room and applicable amenities for an agreed upon length of stay. Our contract performance obligations are fulfilled at the end of the day that the guest is provided the room and revenue is recognized daily at the contract rate. Food and beverage revenue, including restaurant and banquet and catering services, are recognized at a point in time once food and beverage has been provided. Other operating department revenue for services such as parking, spa and other ancillary services, is recognized at a point in time when the goods and services are provided to the guest. We may engage third parties to provide certain services at the hotel, for example, audiovisual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenues as appropriate (i.e., gross vs. net).

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

CWI 2 2018 10-K – 60

Notes to Consolidated Financial Statements

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

Income Taxes — We elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT.

We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our investments and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal, state and local income taxes.

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

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. generally accepted accounting principles (“GAAP”) purposes as described in Note 12). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Share-Based Payments — We have granted Class A restricted stock units (“RSUs”) to certain employees of the Subadvisor. RSUs issued to employees of the Subadvisor generally vest over three years, and are subject to continued employment. We also issued Class A common stock to our directors as part of their director compensation. The expense recognized for share-based

CWI 2 2018 10-K – 61

Notes to Consolidated Financial Statements

payment transactions for awards made to directors is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. Share-based payment transactions for awards made to employees of the Subadvisor are based on the fair value of the services received. We recognize these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award. We include share based payment transactions within Corporate general and administrative expense.

Income Attributable to Noncontrolling Interests — Earnings attributable to noncontrolling interests are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

Loss Per Share — Loss per share, as presented, represents both basic and diluted per-share amounts for all periods presented in the consolidated financial statements. We calculate loss per share using the two-class method to reflect the different classes of our outstanding common stock. Loss per basic share of common stock is calculated by dividing Net loss attributable to CWI 2 by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net loss attributable to CWI 2 is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the years ended December 31, 2018, 2017 and 2016.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Requirements

The following Accounting Standards Updates (“ASUs”), promulgated by the Financial Accounting Standards Board (“FASB”), are applicable to us:

Pronouncements Adopted as of December 31, 2018

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective method. We performed a comprehensive evaluation of the impact of the new standard across our revenue streams and determined that the timing of revenue recognition and its classification in our consolidated financial statements will remain substantially unchanged. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements.

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

CWI 2 2018 10-K – 62

Notes to Consolidated Financial Statements

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

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. We adopted this guidance for our interim and annual periods beginning January 1, 2018. We will appropriately apply the guidance to prospective disposals of nonfinancial assets within the scope of Subtopic 610- 20.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. We adopted this guidance for our interim period beginning October 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

Pronouncements to be Adopted after December 31, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract, the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the new standard remains equivalent to existing guidance, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard.

ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption. In addition, a practical expedient was recently issued by the FASB which allows lessors to combine non-lease components with related lease components if certain conditions are met. We will adopt this guidance for our interim and annual periods beginning January 1, 2019 and expect to use the second transition method. We expect to recognize a right-of-use asset and a corresponding lease liability related to our operating leases. The right-of-use asset and corresponding lease liability are expected to be less than 1.0% of both total assets and total liabilities.

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

CWI 2 2018 10-K – 63

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our Advisor (the “Advisory Agreement”) to perform certain services for us under a fee arrangement, including managing our overall business, our investments, and certain administrative duties. The Advisory Agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor also has a subadvisory agreement with the Subadvisor (the “Subadvisory Agreement”) whereby our Advisor pays 25% of its fees that it earns under the Advisory Agreement and Available Cash Distributions (as defined below) and 30% of the subordinated incentive distributions to the Subadvisor in return for certain personnel services.

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Years Ended December 31,
	2018	2017	2016
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$10,400	$8,670	$4,372
Available Cash Distributions	5,467	5,078	3,325
Personnel and overhead reimbursements	4,069	3,514	2,550
Acquisition fees	—	4,415	23,329
Interest expense	—	332	50
Accretion of interest on annual distribution and shareholder servicing fee (a)	—	198	231
	$19,936	$22,207	$33,857

Other Transaction Fees Incurred
Capitalized loan refinancing fees	$245	$280	$—
Selling commissions and dealer manager fees	—	13,199	22,264
Annual distribution and shareholder servicing fee (a)	—	8,439	11,553
Capitalized acquisition fees for equity method investment (b)	—	6,195	—
Organization and offering costs	—	1,453	2,959
Capitalized refinancing fees for equity method investment	—	—	125
	$245	$29,566	$36,901
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

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	December 31,
	2018	2017
Amounts Due to Related Parties and Affiliates
Reimbursable costs to our Advisor	$1,100	$768
Asset management fees and other due to our Advisor	884	877
Organization and offering costs to our Advisor	—	81
	$1,984	$1,726

CWI 2 2018 10-K – 64

Notes to Consolidated Financial Statements

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments (as defined in the Advisory Agreement). Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our Class A common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) for Class A shares. At our Advisor’s election, we paid our asset management fees in shares of our Class A common stock for the years ended December 31, 2018, 2017 and 2016. For the years ended December 31, 2018, 2017 and 2016, $10.4 million, $8.3 million and $4.1 million, respectively, in asset management fees were settled in shares of our Class A common stock. At December 31, 2018, our Advisor owned 2,527,551 shares (2.8%) of our total outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

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

Available Cash Distributions

Carey Watermark Holdings 2’s special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the agreement of limited partnership of the Operating Partnership (“Available Cash Distributions”) generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings 2 will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions are included in Income attributable to noncontrolling interests in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the Advisory Agreement, our Advisor generally allocates expenses of dedicated and shared resources, including the cost of personnel, rent and related office expenses, between us and our affiliate, Carey Watermark Investors Incorporated (“CWI 1”), based on total pro rata hotel revenues on a quarterly basis. Pursuant to the Subadvisory Agreement, after we reimburse our Advisor, it will subsequently reimburse the Subadvisor for personnel costs and other charges, including the services of our Chief Executive Officer, subject to the approval of our board of directors. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and are settled in cash. We have also granted RSUs to employees of the Subadvisor pursuant to our 2015 Equity Incentive Plan.

Selling Commissions and Dealer Manager Fees

Pursuant to our former dealer manager agreement with Carey Financial, Carey Financial received a selling commission for sales of our Class A and Class T common stock. Until we made the first adjustment to our offering prices in March 2016 in connection with the publication of our initial NAVs as of December 31, 2015, Carey Financial received a selling commission of up to $0.70 and $0.19 per share sold and a dealer manager fee of up to $0.30 and $0.26 per share sold for the Class A and Class T common stock, respectively. After that adjustment, Carey Financial received a selling commission of $0.82 and $0.22 per share sold and a dealer manager fee of $0.35 and $0.30 per share sold for the Class A and Class T common stock, respectively. In connection with the extension of our initial public offering in 2017, we adjusted our offering prices again in April 2017 to reflect our NAVs as of December 31, 2016, with a selling commission of $0.84 and $0.23 per share sold and a dealer manager fee of $0.36 and $0.31 per share sold for the Class A and Class T common stock, respectively, which were paid through the termination of our offering on July 31, 2017. The selling commissions were re-allowed and a portion of the dealer manager fees could have been re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements. During the years ended December 31, 2017 and 2016, we paid selling commissions and dealer manager fees totaling $13.2 million and $22.4 million, respectively.

Through June 30, 2017, Carey Financial was entitled to receive an annual distribution and shareholder servicing fee in connection with our Class T common stock, which it may have re-allowed to selected dealers. Beginning with the payment for

CWI 2 2018 10-K – 65

Notes to Consolidated Financial Statements

the third quarter of 2017, which was paid in October 2017, the distribution and shareholder servicing fee was paid by us directly to selected dealers rather than through Carey Financial; therefore, this activity is no longer considered a related party transaction. The amount of the distribution and shareholder servicing fee is 1.0% of the NAV of our Class T common stock. The distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the distribution and shareholder servicing fee after July 31, 2023; the fees may end sooner if the total underwriting compensation paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that date. During the years ended December 31, 2017 and 2016, $9.0 million and $11.6 million, respectively, of distribution and shareholder servicing fees were charged to stockholder’s equity and $3.6 million and $2.3 million, respectively, of such fees were paid to Carey Financial, which it may have re-allowed to selected dealers. During the years ended December 31, 2018 and 2017, we paid $5.8 million and $1.5 million, respectively, of distribution and shareholder servicing fees to selected dealers.

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

During the offering period, costs incurred in connection with raising of capital are recorded as deferred offering costs. Upon receipt of offering proceeds, we charged the deferred offering costs to stockholders’ equity. During the years ended December 31, 2017 and 2016, $2.8 million and $5.0 million, respectively, of deferred offering costs were charged to stockholders’ equity.

Note Payable to WPC and Other Transactions with Affiliates

Prior to the Working Capital Facility (defined below), our board of directors and the board of directors of WPC, from time to time, pre-approved loans from WPC to us. Any such loans were made solely at the discretion of WPC’s management and were at an interest rate equal to the rate at which WPC was able to borrow funds under its senior unsecured credit facility. On January 20, 2016 and December 29, 2016, we borrowed $20.0 million and $210.0 million, respectively, from WPC; these loans were repaid in full during the first quarters of 2016 and 2017, respectively.

On October 19, 2017, our Operating Partnership entered into a $25.0 million secured credit facility with WPC to fund our working capital needs (the “Working Capital Facility”), and all previous authorizations regarding loans from WPC were terminated. Pursuant to the related credit agreement, as amended, the Working Capital Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.0% and matures on the earlier of December 31, 2019 and the expiration or termination of the Advisory Agreement. We serve as guarantor of the Working Capital Facility and have pledged our unencumbered equity interest in certain properties as collateral, as further described in the related pledge and security agreement. As of December 31, 2018, no amounts were outstanding under the Working Capital Facility.

Jointly-Owned Investments

At December 31, 2018, we owned interests in three ventures with our affiliate, CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third-party also owns an interest in the Ritz-Carlton Key Biscayne. CWI 1 is a publicly owned, non-traded REIT that is also advised by our Advisor and invests in lodging and lodging-related properties.

CWI 2 2018 10-K – 66

Notes to Consolidated Financial Statements

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	December 31,
	2018	2017
Buildings	$1,093,865	$1,092,315
Land	236,078	236,078
Furniture, fixtures and equipment	93,766	87,664
Building and site improvements	38,670	28,865
Construction in progress	2,554	3,108
Hotels, at cost	1,464,933	1,448,030
Less: Accumulated depreciation	(113,184)	(68,088)
Net investments in hotels	$1,351,749	$1,379,942

During the year ended December 31, 2018, we retired fully depreciated furniture, fixtures and equipment aggregating $1.0 million.

Hurricane-Related Disruption

Hurricane Irma made landfall in September 2017, impacting one of our Consolidated Hotels, the Marriott Sawgrass Golf Resort & Spa, which sustained damage and was forced to close for a short period of time. During the years ended December 31, 2018 and 2017, we recognized losses on hurricane-related property damage of $0.7 million and $2.7 million, respectively.

(in thousands)	Year Ended
	December 31, 2018	December 31, 2017
Net (write-up) write-off of fixed assets (a)	$(173)	$4,938
Remediation work performed	133	1,476
Decrease (increase) to property damage insurance receivables	722	(3,715)
Loss on hurricane-related property damage	$682	$2,699
___________

(a)
Includes write-offs totaling $1.4 million during the year ended December 31, 2018 resulting from pre-existing damage (which was discovered as a result of Hurricane Irma and is not covered by insurance).

During the year ended December 31, 2018, $0.9 million was recorded in the consolidated financial statements as Business interruption income.

As the restoration work continues to be performed, the estimated total cost will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

2017 Acquisition

During the year ended December 31, 2017, we acquired one Consolidated Hotel, which was considered to be a business combination. We refer to this investment as our 2017 Acquisition.

Charlotte Marriott City Center

On June 1, 2017, we acquired a 100.0% interest in the Charlotte Marriott City Center hotel from an unaffiliated third party, which includes real estate and other hotel assets, net of assumed liabilities, with a fair value totaling $168.9 million, as detailed in the table that follows. The 446-room full-service hotel is located in Charlotte, North Carolina. The hotel is managed by Marriott International, Inc. (“Marriott”). At closing, Marriott provided us a cumulative $4.0 million NOI guarantee, which guarantees minimum predetermined NOI amounts to us over a period of approximately three years, not to exceed $1.5 million annually. As of December 31, 2018, we have not made any drawdowns against this guarantee. In connection with this acquisition, we expensed acquisition costs of $5.0 million, including acquisition fees of $4.4 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $103.0 million upon acquisition (Note 8).

CWI 2 2018 10-K – 67

Notes to Consolidated Financial Statements

The following tables present a summary of assets acquired and liabilities assumed in this business combination, at the date of acquisition; as well as revenues and earnings thereon, from the date of acquisition through December 31, 2017 (in thousands):

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

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the acquisitions that we completed during the years ended December 31, 2017 and 2016, and the new financings related to these acquisitions, had occurred on January 1, 2016 and 2015, respectively, with the exception of the acquisition of and new financing related to the Seattle Marriott Bellevue, which we present as if they had occurred on July 14, 2015, the opening date of the hotel. These transactions were accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on the dates listed above, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands)

	Year Ended December 31,
	2017	2016
Pro forma total revenues	$356,634	$341,679

Pro forma net income	$1,391	$2,035
Pro forma income attributable to noncontrolling interests	(991)	(3,577)
Pro forma net income (loss) attributable to CWI 2 stockholders	$400	$(1,542)

Class A Common Stock
Pro forma net income (loss) attributable to CWI 2 stockholders	$260	$(827)

Class T Common Stock
Pro forma net income (loss) attributable to CWI 2 stockholders	$140	$(715)

All acquisition costs for the acquisitions we completed during the years ended December 31, 2017 and 2016 are presented as if they were incurred on January 1, 2016 and 2015, respectively, with the exception of the acquisition costs for the Seattle Marriott Bellevue, which are presented as if they were incurred on July 14, 2015.

CWI 2 2018 10-K – 68

Notes to Consolidated Financial Statements

Construction in Progress

At December 31, 2018 and 2017, construction in progress, recorded at cost, was $2.6 million and $3.1 million, respectively, and related primarily to planned renovations at the Ritz-Carlton San Francisco and the Renaissance Atlanta Midtown Hotel, as well as the restoration of the Marriott Sawgrass Golf Resort & Spa as a result of the damage caused by Hurricane Irma at December 31, 2018, and planned renovations at the San Diego Marriott La Jolla and the Renaissance Atlanta Midtown Hotel at December 31, 2017. Upon substantial completion of the renovation work, costs are reclassified from construction in progress to buildings, buildings and site improvements and furniture, fixture and equipment, as applicable, and depreciation will commence.

We capitalize qualifying interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.3 million and $0.4 million, respectively, of such costs during the years ended December 31, 2018 and 2017. At December 31, 2018 and 2017, accrued capital expenditures were $1.4 million and $0.5 million, respectively, representing non-cash investing activity.

Asset Retirement Obligation

We have recorded an asset retirement obligation for the removal of asbestos and environmental waste in connection with two of our Consolidated Hotels. We estimated the fair value of the asset retirement obligation based on the estimated economic life of the hotel and the estimated removal costs. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loan at the time the liability was incurred. At both December 31, 2018 and 2017, our asset retirement obligation was $0.1 million and is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Note 5. Equity Investments in Real Estate

At December 31, 2018, we owned equity interests in two Unconsolidated Hotels, one with CWI 1 and one together with CWI 1 and an unrelated third party. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate if the venture’s capital structure gives different rights and priorities to its investors. Therefore, we follow the hypothetical liquidation at book value (“HLBV”) method in determining our share of these ventures’ earnings or losses for the reporting period as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

Ritz-Carlton Bacara, Santa Barbara Venture

On September 28, 2017, we formed a tenancy-in-common venture with CWI 1 to acquire the Bacara Resort & Spa for $380.0 million. We own a 60% interest in the venture and CWI 1 owns a 40% interest. Upon acquisition, the hotel was rebranded as the Ritz-Carlton Bacara, Santa Barbara and began being managed by Marriott. The venture meets the definition of joint control as all decisions with respect to the ownership, management and operation of the hotel must be made on a unanimous basis between us and CWI 1; therefore, we have accounted for our interest in this investment under the equity method of accounting. The venture obtained debt comprised of a $175.0 million senior mortgage loan with a floating annual interest rate of LIBOR plus 2.8% and a $55.0 million mezzanine loan with a floating annual interest rate of LIBOR plus 5.8%, both subject to interest rate caps. Both loans have maturity dates of September 28, 2021, with one-year extension options. We capitalized our share of acquisition costs totaling $6.9 million, including acquisition fees of $6.2 million paid to our Advisor. Our Advisor elected to receive 50% of its acquisition fees in shares of our Class A common stock and 50% in cash, which was approved by our board of directors. For the year ended December 31, 2017, $3.1 million in acquisitions fees were settled in shares of our Class A common stock.

CWI 2 2018 10-K – 69

Notes to Consolidated Financial Statements

Hurricane-Related Disruption

The Ritz-Carlton Key Biscayne was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time. During the years ended December 31, 2018 and 2017, the venture recorded a gain on hurricane-related property damage of $0.8 million and a loss on hurricane-related property damage of $3.6 million, respectively; however, there was no net impact to our investment in the venture under the HLBV method of accounting as a result of our priority return on investment.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Carrying Value at December 31,
							2018	2017
Ritz-Carlton Bacara, Santa Barbara Venture (b) (c)	CA	358	60%	$99,386	9/28/2017	Resort	$85,110	$97,584
Ritz-Carlton Key Biscayne Venture (d) (e)	FL	451	19.3%	37,559	5/29/2015	Resort	36,346	37,154
		809		$136,945			$121,456	$134,738
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

(b)	This investment represents a tenancy-in-common interest; the remaining 40% interest is owned by CWI 1.

(c)	We received net cash distributions of $5.1 million from this investment during the year ended December 31, 2018.

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

(e)	We received cash distributions of $2.3 million from this investment during the year ended December 31, 2018.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the HLBV model, as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
	2018	2017	2016
Ritz-Carlton Bacara, Santa Barbara Venture	$(7,314)	$(4,235)	$—
Ritz-Carlton Key Biscayne Venture	1,495	2,753	3,063
Total equity in (losses) earnings of equity method investments in real estate, net	$(5,819)	$(1,482)	$3,063

No other-than-temporary impairment charges were recognized during either the years ended December 31, 2018 or 2017.

At December 31, 2018 and 2017, the unamortized basis differences on our equity investments were $7.8 million and $8.0 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.3 million, $0.1 million and less than $0.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.

CWI 2 2018 10-K – 70

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity method investments in real estate. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (in thousands):

	2018			2017			2016
	Total	Ritz-Carlton Bacara, Santa Barbara Venture	Ritz-Carlton Key Biscayne Venture	Total	Ritz-Carlton Bacara, Santa Barbara Venture (a)	Ritz-Carlton Key Biscayne Venture	Ritz-Carlton Key Biscayne Venture
Balance Sheet – As of December 31,
Real estate, net	$643,145	$362,386	$280,759	$646,943	$367,035	$279,908	$291,015
Other assets	66,027	20,093	45,934	78,059	28,294	49,765	47,642
Total assets	709,172	382,479	326,693	725,002	395,329	329,673	338,657
Debt	415,973	227,535	188,438	416,335	226,636	189,699	190,039
Other liabilities	42,099	23,092	19,007	34,567	16,382	18,185	20,004
Total liabilities	458,072	250,627	207,445	450,902	243,018	207,884	210,043
Members’ equity	251,100	131,852	119,248	274,100	152,311	121,789	128,614
Percentage of ownership in equity investee		60%	19.3%		60%	19.3%	19.3%
Pro-rata equity carrying value	102,126	79,111	23,015	114,892	91,387	23,505	24,823
Basis differential adjustment	7,757	5,999	1,758	8,026	6,197	1,829	1,901
HLBV adjustment	11,573	—	11,573	11,820	—	11,820	8,988
Carrying value	$121,456	$85,110	$36,346	$134,738	$97,584	$37,154	$35,712

	2018			2017			2016
	Total	Ritz-Carlton Bacara, Santa Barbara Venture	Ritz-Carlton Key Biscayne Venture	Total	Ritz-Carlton Bacara, Santa Barbara Venture (a)	Ritz-Carlton Key Biscayne Venture	Ritz-Carlton Key Biscayne Venture
Income Statement – For the year ended December 31,
Hotel revenues	$179,199	$81,670	$97,529	$99,800	$15,269	$84,531	$80,882
Hotel operating expenses	164,601	79,955	84,646	95,423	18,906	76,517	72,801
Other operating expenses	179	86	93	59	52	7	110
Other income and (expenses) (b)	(20,384)	(13,494)	(6,890)	(14,395)	(3,161)	(11,234)	(8,154)
Provision for income taxes	(141)	—	(141)	1,121	(208)	1,329	(329)
Net (loss) income	(6,106)	(11,865)	5,759	(8,956)	(7,058)	(1,898)	(512)
Percentage of ownership in equity investee		60%	19.3%		60%	19.3%	19.3%
Pro-rata equity in (losses) earnings of equity method investments in real estate	(6,008)	(7,119)	1,111	(4,601)	(4,235)	(366)	(99)
Basis differential adjustment	(266)	(195)	(71)	(71)	—	(71)	(58)
HLBV adjustment	455	—	455	3,190	—	3,190	3,220
Equity in (losses) earnings of equity method investments in real estate	$(5,819)	$(7,314)	$1,495	$(1,482)	$(4,235)	$2,753	$3,063
___________

(a)	We purchased our 60% interest in this venture on September 28, 2017.

(b)
Other income and (expenses) for the year ended December 31, 2018 for the Ritz-Carlton Bacara, Santa Barbara Venture is primarily comprised of interest expense related to its outstanding mortgage loans.

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

CWI 2 2018 10-K – 71

Notes to Consolidated Financial Statements

Items Measured at Fair Value on a Recurring Basis

Derivative Assets and Liabilities — Our derivative assets and liabilities, which are included in Other assets and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are comprised of interest rate caps and swaps (Note 7).

The valuation of our derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative instruments for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings and thresholds. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the years ended December 31, 2018 or 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $833.8 million and $831.3 million at December 31, 2018 and 2017, respectively, and an estimated fair value of $825.8 million and $831.7 million at December 31, 2018 and 2017, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both December 31, 2018 and 2017.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that the carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its carrying value or its fair value, less estimated cost to sell. The estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for the inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. We did not recognize any impairment charges during the years ended December 31, 2018, 2017, or 2016.

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

CWI 2 2018 10-K – 72

Notes to Consolidated Financial Statements

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at December 31,
	Balance Sheet Location	2018	2017
Interest rate swap	Other assets	$1,368	$1,480
Interest rate caps	Other assets	57	36
		$1,425	$1,516

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both December 31, 2018 and 2017, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized gains of $0.5 million, $0.3 million and $0.3 million in Other comprehensive (loss) income on derivatives in connection with our interest rate swap and caps during the years ended December 31, 2018, 2017, and 2016, respectively.

We reclassified $0.7 million, $0.2 million, and $0.7 million from Other comprehensive (loss) income on derivatives into Interest expense during the years ended December 31, 2018 and 2017, respectively.

Amounts reported in Other comprehensive (loss) income related to our interest rate swap and caps will be reclassified to Interest expense as interest expense or income is incurred on our variable-rate debt. At December 31, 2018, we estimated that $1.2 million will be reclassified as Interest income during the next 12 months related to our interest rate swap and caps.

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

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at December 31, 2018 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	December 31, 2018
Interest rate swap	1	$100,000	$1,368
Interest rate caps	6	297,500	57
			$1,425

CWI 2 2018 10-K – 73

Notes to Consolidated Financial Statements

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2018. At December 31, 2018, both our total credit exposure and the maximum exposure to any single counterparty were $1.5 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2018, we had not been declared in default on any of our derivative obligations. At both December 31, 2018 and 2017, we had no derivatives that were in a net liability position.

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt on our Consolidated Hotels (dollars in thousands):

			Current	Carrying Amount at December 31,
Consolidated Hotels	Interest Rate	Rate Type	Maturity Date	2018	2017
San Jose Marriott (a) (b)	5.21%	Variable	7/2019	$87,880	$87,655
Marriott Sawgrass Golf Resort & Spa (a)	6.20%	Variable	11/2019	77,997	78,000
Seattle Marriott Bellevue (a) (c)	3.88%	Variable	1/2020	99,719	99,453
Le Méridien Arlington (a) (c)	5.21%	Variable	6/2020	34,787	34,645
Renaissance Atlanta Midtown Hotel (a) (b) (d)	4.38%	Variable	8/2021	48,332	46,945
Ritz-Carlton San Francisco	4.59%	Fixed	2/2022	142,887	142,851
Charlotte Marriott City Center	4.53%	Fixed	6/2022	102,488	102,338
Courtyard Nashville Downtown	4.15%	Fixed	9/2022	55,051	54,820
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	99,818	99,772
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,877	84,850
				$833,836	$831,329
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rates in effect at December 31, 2018 through the use of an interest rate cap or swap, as applicable.

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

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At December 31, 2018, we were in compliance with the applicable covenants for each of our mortgage loans.

CWI 2 2018 10-K – 74

Notes to Consolidated Financial Statements

Financing Activity During 2018

On August 8, 2018, we refinanced the Renaissance Atlanta Midtown senior mortgage and mezzanine loans totaling $34.0 million and $13.5 million, respectively, with one non-recourse mortgage loan totaling $49.0 million, which has a floating annual interest rate of LIBOR plus 2.3% (with the interest rate decreasing to LIBOR plus 2.0% upon achieving a specific minimum debt service coverage ratio as described in the loan agreement). We have entered into an interest rate cap agreement with respect to this variable rate loan. The new loan matures in August 2021. We recognized a net loss on extinguishment of debt of $0.4 million on this refinancing during the year ended December 31, 2018.

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

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Total
2019	$170,895
2020	137,056
2021	53,498
2022	395,710
2023	79,741
836,900
Unamortized deferred financing costs	(3,064)
Total	$833,836

Note 9. Commitments and Contingencies

At December 31, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Hotel Management Agreements

As of December 31, 2018, our Consolidated Hotel properties are operated pursuant to long-term management agreements with three different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 2.5% to 3.0% of hotel revenues. Six of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a

CWI 2 2018 10-K – 75

Notes to Consolidated Financial Statements

priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $13.0 million, $12.1 million and $6.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Franchise Agreements

Four of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of December 31, 2018, we have three franchise agreements with Marriott-owned brands and one with a Hilton-owned brand related to our Consolidated Hotels. Our typical franchise agreement provides for a term of 20 to 25 years. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $5.6 million, $6.2 million and $4.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2018 and 2017, $20.4 million and $16.5 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At December 31, 2018, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at December 31, 2018 totaled $10.9 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources, proceeds available under our Working Capital Facility and/or other sources of available capital, including cash flow from operations.

Ritz-Carlton San Francisco NOI Guarantee Reserve

In connection with our acquisition of the Ritz-Carlton San Francisco on December 30, 2016, at closing we funded a $10.0 million NOI guarantee reserve into a restricted cash account, which guaranteed us minimum predetermined NOI amounts over a period of approximately two years, with any remaining funds at the end of the two year period to be remitted back to the seller. Throughout the two year period, we made draws against this reserve and as of December 31, 2018 (the end of the two year period), we have estimated that a total of $1.2 million will be remitted to the seller and have recorded a liability in Accounts payable, accrued expenses and other liabilities and a corresponding amount in Acquisition-related expenses in the consolidated financial statements.

CWI 2 2018 10-K – 76

Notes to Consolidated Financial Statements

Note 10. Loss Per Share and Equity

Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	30,390,179	$(2,443)	$(0.08)
Class T common stock	58,842,820	(5,344)	(0.09)
Net loss attributable to CWI 2 stockholders		$(7,787)

	Year Ended December 31, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	27,825,037	$(1,740)	$(0.06)
Class T common stock	54,686,084	(3,745)	(0.07)
Net loss attributable to CWI 2 stockholders		$(5,485)

	Year Ended December 31, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	18,936,251	$(7,940)	$(0.42)
Class T common stock	30,657,538	(13,087)	(0.43)
Net loss attributable to CWI 2 stockholders		$(21,027)

The allocation of Net loss attributable to CWI 2 stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.6 million, $0.3 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is only applicable to holders of Class T common stock (Note 3).

Reclassifications Out of Accumulated Other Comprehensive Income

The following tables present a reconciliation of changes in Accumulated other comprehensive income by component for the periods presented (in thousands):

	Years Ended December 31,
Gains and Losses on Derivative Instruments	2018	2017	2016
Beginning balance	$1,373	$896	$(94)
Other comprehensive income before reclassifications	544	265	271
Amounts reclassified from accumulated other comprehensive income to interest expense	(715)	219	718
Net current period other comprehensive (loss) income	(171)	484	989
Net current period other comprehensive loss (income) attributable to noncontrolling interests	3	(7)	1
Ending balance	$1,205	$1,373	$896

CWI 2 2018 10-K – 77

Notes to Consolidated Financial Statements

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents annualized cash distributions paid per share reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2018		2017		2016
	Class A	Class T	Class A	Class T	Class A	Class T
Return of capital	$0.4656	$0.3817	$0.3541	$0.2866	$0.3009	$0.2455
Ordinary income	0.0984	0.0807	0.2037	0.1649	0.2253	0.1837
Total distributions paid	$0.5640	$0.4624	$0.5578	$0.4515	$0.5262	$0.4292

The following table presents the quarterly per share distributions declared by our board of directors for the fourth quarter of 2018, payable in cash and in shares of our Class A and Class T common stock to stockholders of record on December 31, 2018:

Class A common stock			Class T common stock
Cash	Shares	Total	Cash	Shares	Total
$0.1410	$0.0339	$0.1749	$0.1153	$0.0339	$0.1492

These distributions were paid on January 15, 2019 in the aggregate amount of $11.2 million. Distributions that are payable in shares of our Class A and Class T common stock are recorded at par value in our consolidated financial statements.

During the year ended December 31, 2018, our board of directors declared distributions in the aggregate amount of $17.2 million for our Class A common stock and $27.0 million for our Class T common stock, which equates to $0.6996 per share and $0.5959 per share, respectively.

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

Note 11. Share-Based Payments

2015 Equity Incentive Plan

We maintain the 2015 Equity Incentive Plan, which authorizes the issuance of shares of stock-based awards to our officers and employees of the Subadvisor who perform services on our behalf. The 2015 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 2,000,000 shares may be granted, of which 1,878,782 shares remained available for future grants at December 31, 2018.

CWI 2 2018 10-K – 78

Notes to Consolidated Financial Statements

A summary of the RSU activity for the years ended December 31, 2018, 2017 and 2016 follows:

	RSU Awards
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2016	30,250	$10.00
Granted	42,260	10.53
Vested (a)	(10,083)	10.00
Forfeited	(6,274)	10.36
Nonvested at January 1, 2017	56,153	10.36
Granted	49,344	10.74
Vested (a)	(21,745)	10.31
Forfeited	(24,747)	10.57
Nonvested at January 1, 2018	59,005	10.61
Granted	34,295	11.11
Vested (a)	(26,403)	10.51
Forfeited	(3,909)	10.96
Nonvested at December 31, 2018 (b)	62,988	$10.90
___________

(a)
RSUs generally vest over three years, are subject to continued employment and are forfeited upon the recipient’s employment termination prior to vesting. The total fair value of shares vested during the year ended December 31, 2018, 2017 and 2016 was $0.3 million, $0.2 million and $0.1 million, respectively.

(b)
We currently expect to recognize stock-based compensation expense totaling approximately $0.4 million over the remaining vesting period. The awards to employees of the Subadvisor had a weighted-average remaining contractual term of 1.6 years at December 31, 2018.

Shares Granted to Directors

During the years ended December 31, 2018, 2017 and 2016, we also issued 15,384 shares, 15,384 shares and 10,000 shares, respectively, of Class A common stock to our independent directors, at $11.11, $10.74 and $10.53 per share, respectively, as part of their director compensation.

Stock-Based Compensation Expense

For the years ended December 31, 2018, 2017 and 2016, we recognized stock-based compensation expense related to RSU awards to employees of the Subadvisor under the 2015 Equity Incentive Plan and equity compensation issued to our independent directors aggregating $0.5 million, $0.4 million and $0.3 million, respectively. Stock-based compensation expense is included within Corporate general and administrative expenses in the consolidated financial statements. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of this plan.

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

CWI 2 2018 10-K – 79

Notes to Consolidated Financial Statements

The components of our provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Federal
Current	$2,227	$2,787	$1,830
Deferred	141	248	395
	2,368	3,035	2,225

State and Local
Current	873	880	509
Deferred	18	(15)	(23)
	891	865	486
Total Provision	$3,259	$3,900	$2,711

Deferred income taxes at December 31, 2018 and 2017 consist of the following (in thousands):

	At December 31,
	2018	2017
Deferred Tax Assets
Deferred revenue — key money	$1,696	$1,880
Accrued vacation payable and deferred rent	1,265	1,274
Net operating loss carryforwards	617	556
Gift card liability	2	3
Interest expense limitation	—	104
Other	453	437
Total deferred income taxes	4,033	4,254
Valuation allowance	(2,956)	(3,083)
Total deferred tax assets	1,077	1,171
Deferred Tax Liabilities
Other	(100)	(36)
Net Deferred Tax Asset	$977	$1,135

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Pre-tax income from taxable subsidiaries	$13,768	$9,581	$4,346

Federal provision at statutory tax rate (a)	$2,892	$3,353	$1,477
Income not subject to federal tax	(555)	(1,102)	(1,194)
State and local taxes, net of federal provision	539	644	406
Other	477	126	30
Valuation allowance	(127)	(1,020)	1,969
Non-deductible expenses	33	42	23
Revaluation of deferred taxes due to Tax Cuts and Jobs Act (b)	—	1,857	—
Total provision	$3,259	$3,900	$2,711
___________

(a)	The applicable statutory tax rate was 21%, 35% and 34% for the years ended December 31, 2018, 2017 and 2016, respectively.

CWI 2 2018 10-K – 80

Notes to Consolidated Financial Statements

(b)
The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, lowered the U.S. corporate income tax rate from 35% to 21%. This amount reflects the net impact of the Tax Cuts and Jobs Act on our domestic TRSs.

The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. If not utilized, our federal and state and local net operating losses will begin to expire in 2038. As of December 31, 2018 and 2017, we recorded a valuation allowance of $3.0 million and $3.1 million, respectively, related to these net operating loss carryforwards and other deferred tax assets.

The net deferred tax assets in the table above are comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $1.0 million and $1.1 million at December 31, 2018 and 2017, respectively, which are included in Other assets, net in the consolidated balance sheets.

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

We had no unrecognized tax benefits at December 31, 2018 and 2017.

Our tax returns are subject to audit by taxing authorities. The statute of limitations varies by jurisdiction and ranges from three to four years. Such audits can often take years to complete and settle. The tax years 2015 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

CWI 2 2018 10-K – 81

Notes to Consolidated Financial Statements

Note 13. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$91,179	$98,100	$87,177	$85,876
Operating expenses	77,622	81,784	76,650	77,733
Net income (loss)	1,584	4,334	(1,411)	(4,856)
Income attributable to noncontrolling interests	(3,078)	(1,249)	(1,194)	(1,917)
Net (loss) income attributable to CWI 2 stockholders	$(1,494)	$3,085	$(2,605)	$(6,773)

Class A common stock
Basic and diluted (loss) income per share	$(0.02)	$0.04	$(0.03)	$(0.07)
Distributions declared per share	0.1749	0.1749	0.1749	0.1749

Class T common stock
Basic and diluted (loss) income per share	$(0.02)	$0.03	$(0.03)	$(0.08)
Distributions declared per share	0.1492	0.1486	0.1489	0.1492

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$80,825	$88,040	$85,407	$86,538
Operating expenses (a)	69,277	78,355	79,790	76,575
Net income (loss)	3,799	309	(5,261)	(3,341)
(Income) loss attributable to noncontrolling interests	(2,761)	(32)	3,776	(1,974)
Net income (loss) attributable to CWI 2 stockholders	$1,038	$277	$(1,485)	$(5,315)

Class A common stock
Basic and diluted income (loss) per share (b)	$0.02	$—	$(0.02)	$(0.06)
Distributions declared per share	0.1713	0.1744	0.1749	0.1749

Class T common stock
Basic and diluted income (loss) per share (b)	$0.01	$—	$(0.02)	$(0.06)
Distributions declared per share	0.1450	0.1476	0.1480	0.1513
___________

(a)	Results include a hurricane loss of $3.8 million for the three months ended September 30, 2017.

(b)	The sum of the quarterly (loss) income per share does not agree to the annual loss per share due to the issuance of our common stock that occurred during these periods.

CWI 2 2018 10-K – 82

CAREY WATERMARK INVESTORS 2 INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2018, 2017 and 2016
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2018
Valuation reserve for deferred tax assets	$3,083	$632	$(759)	$2,956

Year Ended December 31, 2017
Valuation reserve for deferred tax assets	$4,102	$—	$(1,019)	$3,083

Year Ended December 31, 2016
Valuation reserve for deferred tax assets	$1,953	$2,149	$—	$4,102

CWI 2 2018 10-K – 83

CAREY WATERMARK INVESTORS 2 INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	(Decrease) Increase In Net Investments (b)	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Marriott Sawgrass Golf Resort & Spa	$77,997	$26,400	$93,551	$22,996	$(4,527)	$26,400	$112,019	$138,419	$12,990	1987	Apr. 2015	4 – 40 yrs.
Courtyard Nashville Downtown	55,051	8,500	47,443	2,171	51	8,500	49,666	58,166	4,881	1998	May 2015	4 – 40 yrs.
Embassy Suites by Hilton Denver-Downtown/Convention Center	99,818	13,000	153,358	2,861	—	13,000	156,219	169,219	12,644	2010	Nov. 2015	4 – 40 yrs.
Seattle Marriott Bellevue	99,719	19,500	149,111	96	—	19,500	149,208	168,708	10,990	2015	Jan. 2016	4 – 40 yrs.
Le Méridien Arlington	34,787	8,900	43,191	1,485	—	8,900	44,676	53,576	3,092	2007	Jun. 2016	4 – 40 yrs.
San Jose Marriott	87,880	7,509	138,319	809	—	7,509	139,128	146,637	8,691	2003	Jul. 2016	4 – 40 yrs.
San Diego Marriott La Jolla	84,877	20,264	110,300	4,967	38	20,264	115,305	135,569	7,138	1985	Jul. 2016	4 – 40 yrs.
Renaissance Atlanta Midtown Hotel	48,332	8,600	64,441	2,895	—	8,600	67,335	75,935	3,890	2009	Aug. 2016	4 – 40 yrs.
Ritz-Carlton San Francisco	142,887	98,605	170,372	1,149	—	98,605	171,521	270,126	8,693	1991	Dec. 2016	4 – 40 yrs.
Charlotte Marriott City Center	102,488	24,800	127,287	171	—	24,800	127,458	152,258	5,069	1983	Jun. 2017	4 – 40 yrs.
	$833,836	$236,078	$1,097,373	$39,600	$(4,438)	$236,078	$1,132,535	$1,368,613	$78,078
___________

(a)	Consists of the cost of improvements subsequent to acquisition, including construction costs primarily for renovations pursuant to our contractual obligations.

(b)	The decrease in net investment of the Marriott Sawgrass Golf Resort & Spa was related primarily to the net write-off of assets damaged by Hurricane Irma (Note 4).

(c)	A reconciliation of hotels and accumulated depreciation follows:

CWI 2 2018 10-K – 84

CAREY WATERMARK INVESTORS 2 INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Hotels
	Years Ended December 31,
	2018	2017	2016
Beginning balance	$1,357,258	$1,191,218	$343,067
Improvements	11,250	18,587	8,950
Write-up (write-off) of assets damaged by hurricane (Note 4)	105	(4,633)	—
Additions	—	152,086	839,201
Ending balance	$1,368,613	$1,357,258	$1,191,218

	Reconciliation of Accumulated Depreciation for Hotels
	Years Ended December 31,
	2018	2017	2016
Beginning balance	$47,221	$18,506	$3,216
Depreciation expense	30,857	28,715	15,290
Ending balance	$78,078	$47,221	$18,506

At December 31, 2018, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $1.5 billion.

CWI 2 2018 10-K – 85

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2018 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, we used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

CWI 2 2018 10-K – 86

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2 2018 10-K – 87

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on May 15, 2015

3.2	Amended and Restated Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 27, 2018

4.1	Amended and Restated Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 14, 2016

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

10.1	Advisory Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 15, 2015

10.2	Subadvisory Agreement dated February 9, 2015 between Carey Lodging Advisors, LLC, and CWA 2, LLC	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2015

10.3	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2015

10.4	2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 10-Q filed on May 15, 2015

10.5	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Incorporated by reference to Exhibit 10.7 to Form 10-Q filed on May 15, 2015

10.6	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.8 to Form 10-Q filed on May 15, 2015

10.7	Amended and Restated Limited Liability Company Agreement of CWI Sawgrass Holdings, LLC dated April 1, 2015	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 2, 2015

10.8	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC.	Incorporated by reference to Exhibit 10.2 to W. P. Carey Inc.’s Quarterly Report on Form 10-Q (File No. 001-13779) filed on August 7, 2015.

10.9	Amended and Restated Limited Liability Company Operating Agreement of CWI Key Biscayne Hotel, LLC, by and between CWI OP, LP and CWI 2 OP, LP dated as of May 29, 2015	Incorporated by reference to Exhibit 10.1 to current Report on Form 8-K filed on June 4, 2015

10.10	Contribution Agreement, by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of September 15, 2015	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 28, 2016

CWI 2 2018 10-K – 88

Exhibit No.	Description	Method of Filing
10.11
First Amendment to Contribution Agreement by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue
Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of January 22, 2016
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 28, 2016

10.12
Purchase and Sale Agreement, dated as of December 28, 2016, by and between RC SF Owner LLC, a Delaware limited liability company, as Seller, and CWI 2 San Francisco Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 6, 2017

10.13	Second Amendment to Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.27 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779) filed February 23, 2018

10.14	Payment Guaranty, between W.P. Carey Inc. as Lender, and Carey Watermark Investors 2 Inc. as Guarantor, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.15	Pledge and Security Agreement between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Pledgor, dated October 19, 2017	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.16	Promissory Note, between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Borrower, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017
10.17	First Amendment to the Loan Agreement, between W. P. Carey, as Lender, and CWI 2 OP, LP, as Borrower, effective September 30, 2018	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10‑Q for the Quarter ended September 30, 2018

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

23.2	Consent of RSM US LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial statements of the Ritz-Carlton Bacara, Santa Barbara Hotel	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 2 2018 10-K – 89

Item 16. Form 10-K Summary.

None.

CWI 2 2018 10-K – 90

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	March 15, 2019
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Medzigian	Chief Executive Officer and Director	March 15, 2019
Michael G. Medzigian	(Principal Executive Officer)

/s/ Mallika Sinha	Chief Financial Officer	March 15, 2019
Mallika Sinha	(Principal Financial Officer)

/s/ Noah K. Carter	Chief Accounting Officer	March 15, 2019
Noah K. Carter	(Principal Accounting Officer)

/s/ Jason E. Fox	Chairman of the Board and Director	March 15, 2019
Jason E. Fox

/s/ Katherine G. Lugar	Director	March 15, 2019
Katherine G. Lugar

/s/ Robert E. Parsons, Jr.	Director	March 15, 2019
Robert E. Parsons, Jr.

/s/ William H. Reynolds, Jr.	Director	March 15, 2019
William H. Reynolds, Jr.

CWI 2 2018 10-K – 91

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on May 15, 2015

3.2	Amended and Restated Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 27, 2018

4.1	Amended and Restated Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 14, 2016

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

10.1	Advisory Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 15, 2015

10.2	Subadvisory Agreement dated February 9, 2015 between Carey Lodging Advisors, LLC, and CWA 2, LLC	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2015

10.3	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2015

10.4	2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 10-Q filed on May 15, 2015

10.5	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Incorporated by reference to Exhibit 10.7 to Form 10-Q filed on May 15, 2015

10.6	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.8 to Form 10-Q filed on May 15, 2015

10.7	Amended and Restated Limited Liability Company Agreement of CWI Sawgrass Holdings, LLC dated April 1, 2015	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 2, 2015

10.8	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC.	Incorporated by reference to Exhibit 10.2 to W. P. Carey Inc.’s Quarterly Report on Form 10-Q (File No. 001-13779) filed on August 7, 2015.

10.9	Amended and Restated Limited Liability Company Operating Agreement of CWI Key Biscayne Hotel, LLC, by and between CWI OP, LP and CWI 2 OP, LP dated as of May 29, 2015	Incorporated by reference to Exhibit 10.1 to current Report on Form 8-K filed on June 4, 2015

10.10	Contribution Agreement, by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of September 15, 2015	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 28, 2016

CWI 2 2018 10-K – 92

Exhibit No.	Description	Method of Filing
10.11
First Amendment to Contribution Agreement by and among WPPI Bellevue MFS, LLC, CWI 2 Bellevue
Hotel, LLC (formerly known as CWI Bellevue Hotel, LLC), CWI OP, LP and CWI 2 OP, LP, dated as of January 22, 2016
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 28, 2016

10.12
Purchase and Sale Agreement, dated as of December 28, 2016, by and between RC SF Owner LLC, a Delaware limited liability company, as Seller, and CWI 2 San Francisco Hotel, LP, a Delaware limited partnership, as Purchaser
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 6, 2017

10.13	Second Amendment to Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.27 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779) filed February 23, 2018

10.14	Payment Guaranty, between W.P. Carey Inc. as Lender, and Carey Watermark Investors 2 Inc. as Guarantor, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.15	Pledge and Security Agreement between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Pledgor, dated October 19, 2017	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.16	Promissory Note, between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Borrower, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.17	First Amendment to the Loan Agreement, between W. P. Carey, as Lender, and CWI 2 OP, LP, as Borrower, effective September 30, 2018	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10‑Q for the Quarter ended September 30, 2018

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

23.2	Consent of RSM US LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial statements of the Ritz-Carlton Bacara, Santa Barbara Hotel	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 2 2018 10-K – 93