Form 10-Q
period 2019-03-31
Carey Watermark Investors 2 Inc
filed 2019-05-10
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Registrant has 31,801,899 shares of Class A common stock, $0.001 par value, and 59,936,318 shares of Class T common stock, $0.001 par value, outstanding at May 3, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of Hurricane Irma on certain hotels, including the condition of the properties and cost estimates. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 15, 2019 (the “2018 Annual Report”). Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 2 3/31/2019 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Investments in real estate:
Hotels, at cost	$1,461,994	$1,464,933
Accumulated depreciation	(123,462)	(113,184)
Net investments in hotels	1,338,532	1,351,749
Equity investments in real estate	122,110	121,456
Cash and cash equivalents	77,237	76,823
Restricted cash	29,335	27,114
Accounts receivable, net	30,789	18,826
Other assets	11,177	9,346
Total assets	$1,609,180	$1,605,314
Liabilities and Equity
Non-recourse debt, net	$833,361	$833,836
Accounts payable, accrued expenses and other liabilities	65,437	61,913
Due to related parties and affiliates	1,897	1,984
Distributions payable	11,331	11,178
Total liabilities	912,026	908,911
Commitments and contingencies (Note 9)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 31,543,757 and 31,023,863 shares, respectively, issued and outstanding	31	31
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 59,591,414 and 59,006,632 shares, respectively, issued and outstanding	60	59
Additional paid-in capital	835,180	825,896
Distributions and accumulated losses	(167,130)	(156,823)
Accumulated other comprehensive income	671	1,205
Total stockholders’ equity	668,812	670,368
Noncontrolling interests	28,342	26,035
Total equity	697,154	696,403
Total liabilities and equity	$1,609,180	$1,605,314

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2019 10-Q – 2

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Hotel Revenues
Rooms	$64,593	$60,589
Food and beverage	26,414	25,215
Other operating revenue	4,999	5,375
Total Hotel Revenues	96,006	91,179
Expenses
Rooms	13,919	14,043
Food and beverage	18,244	17,552
Other hotel operating expenses	1,142	1,337
General and administrative	8,384	7,839
Sales and marketing	7,873	7,796
Property taxes, insurance, rent and other	5,592	5,372
Management fees	3,478	3,102
Repairs and maintenance	3,208	2,980
Utilities	1,970	2,184
Depreciation and amortization	11,759	11,336
Total Hotel Operating Expenses	75,569	73,541
Asset management fees to affiliate and other expenses	2,909	2,581
Corporate general and administrative expenses	2,129	1,812
Gain on hurricane-related property damage	(10)	(312)
Total Expenses	80,597	77,622
Operating Income	15,409	13,557
Interest expense	(10,100)	(9,935)
Equity in losses of equity method investments in real estate, net	(1,342)	(1,857)
Other income	182	94
Income before income taxes	4,149	1,859
Benefit from (provision for) income taxes	1,304	(275)
Net Income	5,453	1,584
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,938 and $1,455, respectively)	(4,429)	(3,078)
Net Income (Loss) Attributable to CWI 2 Stockholders	$1,024	$(1,494)

Class A Common Stock
Net income (loss) attributable to CWI 2 Stockholders	$398	$(453)
Basic and diluted weighted-average shares outstanding	31,392,012	29,821,184
Basic and diluted income (loss) per share	$0.01	$(0.02)

Class T Common Stock
Net income (loss) attributable to CWI 2 Stockholders	$626	$(1,041)
Basic and diluted weighted-average shares outstanding	59,500,448	58,381,308
Basic and diluted income (loss) per share	$0.01	$(0.02)

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2019 10-Q – 3

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net Income	$5,453	$1,584
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(534)	794
Comprehensive Income	4,919	2,378

Amounts Attributable to Noncontrolling Interests
Net income	(4,429)	(3,078)
Unrealized gain on derivative instruments	—	(12)
Comprehensive income attributable to noncontrolling interests	(4,429)	(3,090)
Comprehensive Income (Loss) Attributable to CWI 2 Stockholders	$490	$(712)

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2019 10-Q – 4

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2019 and 2018
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	31,023,863	$31	59,006,632	$59	$825,896	$(156,823)	$1,205	$670,368	$26,035	$696,403
Net income						1,024		1,024	4,429	5,453
Shares issued, net of offering costs	187,889	—	404,735	1	6,583			6,584		6,584
Shares issued to affiliates	234,642	—			2,607			2,607		2,607
Distributions to noncontrolling interests								—	(2,122)	(2,122)
Stock dividends issued	94,663	—	180,047	—				—		—
Shares issued under share incentive plans					64			64		64
Stock-based compensation to directors	2,700	—			30			30		30
Distributions declared ($0.1749 and $0.1494 per share to Class A and Class T, respectively)						(11,331)		(11,331)		(11,331)
Other comprehensive loss							(534)	(534)		(534)
Balance at March 31, 2019	31,543,757	$31	59,591,414	$60	$835,180	$(167,130)	$671	$668,812	$28,342	$697,154

Balance at January 1, 2018	29,510,914	$29	57,871,712	$58	$807,377	$(104,809)	$1,373	$704,028	$27,757	$731,785
Net (loss) income						(1,494)		(1,494)	3,078	1,584
Shares issued, net of offering costs	200,547	—	428,847	—	7,309			7,309		7,309
Shares issued to affiliates	233,969	—			2,513			2,513		2,513
Distributions to noncontrolling interests								—	(2,195)	(2,195)
Stock dividends issued	93,149	—	182,668	—				—		—
Shares issued under share incentive plans					70			70		70
Distributions declared ($0.1749 and $0.1492 per share to Class A and Class T, respectively)						(10,978)		(10,978)		(10,978)
Other comprehensive income							782	782	12	794
Repurchase of shares	(2,821)	—	—	—	(29)			(29)		(29)
Balance at March 31, 2018	30,035,758	$29	58,483,227	$58	$817,240	$(117,281)	$2,155	$702,201	$28,652	$730,853

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2019 10-Q – 5

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows — Operating Activities
Net income	$5,453	$1,584
Adjustments to net income:
Depreciation and amortization	11,759	11,336
Asset management fees to affiliates settled in shares	2,683	2,579
Equity in losses of equity method investments in real estate, net	1,342	1,857
Amortization of deferred key money, deferred financing costs and other	310	308
Amortization of stock-based compensation	94	70
Gain on hurricane-related property damage	(10)	(312)
Net changes in other assets and liabilities	(6,215)	(3,880)
Business interruption insurance proceeds	881	—
Distributions of earnings from equity method investments	461	—
(Decrease) increase in due to related parties and affiliates	(19)	339
Funding of hurricane-related remediation work	—	(87)
Net Cash Provided by Operating Activities	16,739	13,794

Cash Flows — Investing Activities
Capital expenditures	(2,623)	(2,950)
Capital contributions to equity investment in real estate	(2,536)	(486)
Net Cash Used in Investing Activities	(5,159)	(3,436)

Cash Flows — Financing Activities
Distributions paid	(11,178)	(10,955)
Net proceeds from issuance of shares	5,176	5,207
Distributions to noncontrolling interests	(2,122)	(2,195)
Scheduled payments and prepayments for mortgage principal	(821)	—
Repurchase of shares	—	(29)
Deferred financing costs	—	(6)
Net Cash Used in Financing Activities	(8,945)	(7,978)

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net increase in cash and cash equivalents and restricted cash	2,635	2,380
Cash and cash equivalents and restricted cash, beginning of period	103,937	98,109
Cash and cash equivalents and restricted cash, end of period	$106,572	$100,489

See Notes to Consolidated Financial Statements.

CWI 2 3/31/2019 10-Q – 6

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

We are managed by Carey Lodging Advisors, LLC (our “Advisor”), an indirect subsidiary of WPC. Our Advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. CWA 2, LLC (the “Subadvisor”), a subsidiary of Watermark Capital Partners LLC, provides services to our Advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Mr. Michael G. Medzigian, our Chief Executive Officer, subject to the approval of our independent directors.

We held ownership interests in 12 hotels at March 31, 2019, including ten hotels that we consolidate (“Consolidated Hotels”) and two hotels that we record as equity investments (“Unconsolidated Hotels”).

Public Offering

We raised offering proceeds in our initial public offering of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock. The offering commenced in May 2014 and closed in July 2017. We have fully invested the proceeds from our offering. In addition, from inception through March 31, 2019, $22.7 million and $44.8 million of distributions were reinvested in our Class A and Class T common stock, respectively, through our distribution reinvestment plan (“DRIP”).

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”).

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2018, which are included in our 2018 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

CWI 2 3/31/2019 10-Q – 7

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity (“VIE”), and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply the accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement can cause us to consider an entity a VIE. Limited partnerships and other similar entities which operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

At March 31, 2019 and December 31, 2018, we considered three and four entities to be VIEs, respectively, of which we consolidated two and three, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	March 31, 2019	December 31, 2018
Net investments in hotels	$290,767	$566,272
Total assets	322,026	603,403

Non-recourse debt, net	$177,404	$320,603
Total liabilities	196,801	350,920

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$77,237	$76,823
Restricted cash	29,335	27,114
Total cash and cash equivalents and restricted cash	$106,572	$103,937

CWI 2 3/31/2019 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

Pronouncements Adopted as of March 31, 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract: the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, are capitalized and recorded on the balance sheet. For lessors, however, the new standard remains generally consistent with existing guidance, but has been updated to align with certain changes to the lessee model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

We adopted this guidance for our interim and annual periods beginning January 1, 2019 using the modified retrospective method, applying the transition provisions at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented. We elected the package of practical expedients as permitted under the transition guidance, which allowed us to not reassess whether arrangements contain leases, lease classification and initial direct costs. The adoption of the lease standard did not result in a cumulative effect adjustment recognized in the opening balance of retained earnings as of January 1, 2019. On January 1, 2019, we recognized a right-of-use asset and a corresponding lease liability related to our operating leases of $1.5 million and $2.3 million, respectively, in Other assets and Accounts payable, accrued expenses and other liabilities, respectively, in our consolidated balance sheet.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 makes more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. We adopted this guidance for our interim and annual periods beginning January 1, 2019. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions in exchange for goods and services from nonemployees, which will align the accounting for such payments to nonemployees with the existing requirements for share-based payments granted to employees (with certain exceptions). These share-based payments will now be measured at the grant-date fair value of the equity instrument issued. We adopted this guidance for our interim and annual periods beginning January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our Advisor (the “Advisory Agreement”) to perform certain services for us under a fee arrangement, including managing our overall business, our investments and certain administrative duties. The Advisory Agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor also has a subadvisory agreement with the Subadvisor (the “Subadvisory Agreement”) whereby our Advisor pays 25% of its fees earned under the Advisory Agreement and Available Cash Distributions (as defined below) and 30% of the subordinated incentive distributions to the Subadvisor in return for certain personnel services.

CWI 2 3/31/2019 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended March 31,
	2019	2018
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$2,683	$2,579
Available Cash Distributions	1,938	1,455
Personnel and overhead reimbursements	1,100	996
	$5,721	$5,030

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	March 31, 2019	December 31, 2018
Amounts Due to Related Parties and Affiliates
Reimbursable costs to our Advisor	$952	$1,100
Asset management fees and other to our Advisor	945	884
	$1,897	$1,984

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate average market value of our investments, as described in the Advisory Agreement. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our Class A common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) for Class A shares. For the three months ended March 31, 2019 and 2018, we settled $2.6 million and $2.5 million, respectively, of asset management fees in shares of our Class A common stock at our Advisor’s election. At March 31, 2019, our Advisor owned 2,769,907 shares (3.0%) of our total outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements.

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

CWI 2 3/31/2019 10-Q – 10

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

Other Transactions with Affiliates

Working Capital Facility

On October 19, 2017, our Operating Partnership entered into a $25.0 million secured credit facility with WPC to fund our working capital needs (the “Working Capital Facility”). Pursuant to the related credit agreement, as amended, the Working Capital Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.0% provided however, that upon the occurrence of certain events of default (as described in the loan agreement), all outstanding amounts will be subject to a 2.0% annual interest rate increase. The Working Capital Facility matures on the earlier of December 31, 2019 and the expiration or termination of the Advisory Agreement. We serve as guarantor of the Working Capital Facility and have pledged our unencumbered equity interest in certain properties as collateral, as further described in the related pledge and security agreement. At both March 31, 2019 and December 31, 2018, no amounts were outstanding under the Working Capital Facility.

Jointly-Owned Investments

At March 31, 2019, we owned interests in three ventures with our affiliate, CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third party also owns an interest in the Ritz-Carlton Key Biscayne. CWI 1 is a publicly owned, non-traded REIT that is also advised by our Advisor and invests in lodging and lodging-related properties. See Note 5 for further discussion.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Buildings	$1,091,061	$1,093,865
Land	236,078	236,078
Furniture, fixtures and equipment	92,907	93,766
Building and site improvements	39,639	38,670
Construction in progress	2,309	2,554
Hotels, at cost	1,461,994	1,464,933
Less: Accumulated depreciation	(123,462)	(113,184)
Net investments in hotels	$1,338,532	$1,351,749

During the three months ended March 31, 2019 and 2018, we retired fully depreciated furniture, fixtures and equipment aggregating $1.5 million and $0.6 million, respectively.

CWI 2 3/31/2019 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Hurricane-Related Disruption

Hurricane Irma made landfall in September 2017, impacting one of our Consolidated Hotels, the Marriott Sawgrass Golf Resort & Spa, which sustained damage and was forced to close for a short period of time. During the three months ended March 31, 2019 and 2018, we recognized gains on hurricane-related property damage of less than $0.1 million and $0.3 million, respectively.

	Three Months Ended March 31,
(in thousands)	2019	2018
Net write-off (write-up) of fixed assets	$3,043	$(575)
Remediation work performed	—	(376)
(Increase) decrease to property damage insurance receivables	(3,053)	639
Gain on hurricane-related property damage (a)	$(10)	$(312)
___________

(a)	Includes a loss of $0.6 million during the three months ended March 31, 2018 resulting from pre-existing damage (which was discovered as a result of Hurricane Irma and is not covered by insurance).

As the restoration work continues to be performed, the estimated total costs will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

Construction in Progress

At March 31, 2019 and December 31, 2018, construction in progress, recorded at cost, was $2.3 million and $2.6 million, respectively; which at March 31, 2019 was primarily related to planned renovations at the Ritz-Carlton San Francisco, as well as the restoration of the Marriott Sawgrass Golf Resort & Spa as a result of the damage caused by Hurricane Irma; and at December 31, 2018 was primarily related to planned renovations at the Ritz-Carlton San Francisco and the Renaissance Atlanta Midtown Hotel, as well as the restoration of the Marriott Sawgrass Golf Resort & Spa. Upon substantial completion of renovation work, costs are reclassified from construction in progress to buildings, building and site improvements and furniture, fixture and equipment, as applicable, and depreciation will commence.

We capitalize qualifying interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized less than $0.1 million of such costs during both the three months ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, accrued capital expenditures were $0.3 million and $1.4 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At March 31, 2019, we owned equity interests in two Unconsolidated Hotels, one with CWI 1 and one together with CWI 1 and an unrelated third party. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

CWI 2 3/31/2019 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at
					March 31, 2019	December 31, 2018
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	CA	358	60.0%	Resort	$84,603	$85,110
Ritz-Carlton Key Biscayne Venture (c) (d)	FL	446	19.3%	Resort	37,507	36,346
		804			$122,110	$121,456
___________

(a)	This investment represents a tenancy-in-common interest; the remaining 40.0% interest is owned by CWI 1.

(b)	We contributed $2.5 million to this investment during the three months ended March 31, 2019, which included funding for the hotel’s renovation.

(c)
CWI 1 acquired a 47.4% interest in the venture on the same date.  The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 144 condo-hotel units that participate in the resort rental program. This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

(d)	We received $0.5 million of cash distributions from this investment during the three months ended March 31, 2019.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the HLBV model, as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Unconsolidated Hotels	2019	2018
Ritz-Carlton Bacara, Santa Barbara Venture	$(2,964)	$(2,923)
Ritz-Carlton Key Biscayne Venture	1,622	1,066
Total equity in losses of equity method investments in real estate	$(1,342)	$(1,857)

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the three months ended March 31, 2019 or 2018.

At March 31, 2019 and December 31, 2018, the unamortized basis differences on our equity investments were $7.7 million and $7.8 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by less than $0.1 million during both the three months ended March 31, 2019 and 2018.

The following tables present combined summarized financial information of our equity investments in real estate. Amounts provided are the total amounts attributable to the ventures and does not represent our proportionate share (in thousands):

	March 31, 2019	December 31, 2018
Real estate, net	$640,839	$643,145
Other assets	74,700	66,027
Total assets	715,539	709,172
Debt	415,362	415,973
Other liabilities	45,790	42,099
Total liabilities	461,152	458,072
Members’ equity	$254,387	$251,100

	Three Months Ended March 31,
	2019	2018
Revenues	$50,837	$51,147
Expenses	(49,944)	(49,656)
Net income attributable to equity method investments	$893	$1,491

CWI 2 3/31/2019 10-Q – 13

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

Items Measured at Fair Value on a Recurring Basis

Derivative Assets — Our derivative assets, which are included in Other assets in the consolidated financial statements, are comprised of interest rate caps and swaps (Note 7).

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three months ended March 31, 2019 or 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, net which we have classified as Level 3, had a carrying value of $833.4 million and $833.8 million at March 31, 2019 and December 31, 2018, respectively, and an estimated fair value of $829.4 million and $825.8 million at March 31, 2019 and December 31, 2018, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both March 31, 2019 and December 31, 2018.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. We did not recognize any impairment charges during the three months ended March 31, 2019 or 2018.

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

CWI 2 3/31/2019 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at
	Balance Sheet Location	March 31, 2019	December 31, 2018
Interest rate swap	Other assets	$949	$1,368
Interest rate caps	Other assets	9	57
		$958	$1,425

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both March 31, 2019 and December 31, 2018, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $0.2 million and unrealized gains of $0.9 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swap and caps during the three months ended March 31, 2019 and 2018, respectively.

We reclassified $0.3 million and $0.1 million from Other comprehensive income (loss) on derivatives into Interest expense during the three months ended March 31, 2019 and 2018, respectively, with the reclassifications resulting in a decrease to interest expense during both the three months ended March 31, 2019 and 2018.

Amounts reported in Other comprehensive income (loss) related to our interest rate swap and caps will be reclassified to Interest expense as interest expense or income is incurred on our variable-rate debt. At March 31, 2019, we estimated that $0.9 million will be reclassified as Interest income during the next 12 months related to our interest rate swap and caps.

CWI 2 3/31/2019 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Interest Rate Swap and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse and limited-recourse mortgage loans and, as a result, may enter into interest rate swap or cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. An interest rate cap limits the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at March 31, 2019 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	March 31, 2019
Interest rate swap	1	$99,620	$949
Interest rate caps	6	297,500	9
			$958

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2019. At March 31, 2019, our total credit exposure was $1.1 million and the maximum exposure to any single counterparty was $1.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2019, we had not been declared in default on any of our derivative obligations. At both March 31, 2019 and December 31, 2018, we had no derivatives that were in a net liability position.

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Current	Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Maturity Date	March 31, 2019	December 31, 2018
San Jose Marriott (a) (b)	5.23%	Variable	7/2019	$87,936	$87,880
Marriott Sawgrass Golf Resort & Spa (a)	6.34%	Variable	11/2019	77,998	77,997
Seattle Marriott Bellevue (a) (c)	3.88%	Variable	1/2020	99,406	99,719
Le Méridien Arlington (a) (c)	5.23%	Variable	6/2020	34,823	34,787
Renaissance Atlanta Midtown Hotel (a) (b)	4.74%	Variable	8/2021	48,396	48,332
Ritz-Carlton San Francisco	4.59%	Fixed	2/2022	142,896	142,887
Charlotte Marriott City Center	4.53%	Fixed	6/2022	102,527	102,488
Courtyard Nashville Downtown	4.15%	Fixed	9/2022	55,108	55,051
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	99,388	99,818
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,883	84,877
				$833,361	$833,836
___________

CWI 2 3/31/2019 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rates in effect at March 31, 2019 through the use of an interest rate cap or swap, as applicable.

(b)	These mortgage loans have two one-year extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(c)	These mortgage loans each have a one-year extension option, which are subject to certain conditions. The maturity dates in the table do not reflect the extension option.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At March 31, 2019, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2019 and each of the next four calendar years following December 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$170,074
2020	137,056
2021	53,498
2022	395,710
2023	79,741
Total principal payments	836,079
Unamortized deferred financing costs	(2,718)
Total	$833,361

Note 9. Commitments and Contingencies

At March 31, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of March 31, 2019, our Consolidated Hotel properties were operated pursuant to long-term management agreements with three different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 2.5% to 3.0% of hotel revenues. Six of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $3.5 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively.

CWI 2 3/31/2019 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Franchise Agreements

Four of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of March 31, 2019, we had three franchise agreements with Marriott-owned brands and one with a Hilton-owned brand related to our Consolidated Hotels. Our typical franchise agreement provides for a term of 20 to 25 years. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $1.3 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At March 31, 2019 and December 31, 2018, $22.4 million and $20.4 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At March 31, 2019, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at March 31, 2019 totaled $13.6 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources, proceeds available under our Working Capital Facility and/or other sources of available capital, including cash flow from operations.

Note 10. Income (Loss) Per Share and Equity

Income (Loss) Per Share

The following table presents income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	31,392,012	$398	$0.01	29,821,184	$(453)	$(0.02)
Class T common stock	59,500,448	626	0.01	58,381,308	(1,041)	(0.02)
Net income (loss) attributable to CWI 2 stockholders		$1,024			$(1,494)

The allocation of net income (loss) attributable to CWI 2 stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively, since this fee is only applicable to holders of Class T common stock.

The distribution and shareholder servicing fee is 1.0% of the NAV of our Class T common stock; it accrues daily and is payable quarterly in arrears. We will no longer incur the distribution and shareholder servicing fee after July 31, 2023, although the fees may end sooner if the total underwriting compensation paid in respect of the offering reaches 10.0% of the gross offering

CWI 2 3/31/2019 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

proceeds or if we undertake a liquidity event, as described in our prospectus, before that date. During the three months ended March 31, 2019 and 2018, we paid $1.4 million and $1.5 million, respectively, of distribution and shareholder servicing fees to selected dealers.

Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents a reconciliation of changes in Accumulated other comprehensive income by component for the periods presented (in thousands):

	Three Months Ended March 31,
Gains and Losses on Derivative Instruments	2019	2018
Beginning balance	$1,205	$1,373
Other comprehensive (loss) income before reclassifications	(228)	858
Amounts reclassified from accumulated other comprehensive income to interest expense	(306)	(64)
Net current period other comprehensive (loss) income	(534)	794
Net current period other comprehensive income attributable to noncontrolling interests	—	(12)
Ending balance	$671	$2,155

Distributions

The following table presents the quarterly per share distributions declared by our board of directors for the first quarter of 2019, payable in cash and in shares of our Class A and Class T common stock to stockholders of record on March 29, 2019:

Class A common stock			Class T common stock
Cash	Shares	Total	Cash	Shares	Total
$0.1410	$0.0339	$0.1749	$0.1155	$0.0339	$0.1494

These distributions were paid on April 15, 2019 in the aggregate amount of $11.3 million. Distributions that are payable in shares of our Class A and Class T common stock are recorded at par value in our consolidated financial statements.

Note 11. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100.0% of our taxable income annually and intend to do so for the tax year ending December 31, 2019. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2019 and 2018. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three months ended March 31, 2019 and 2018. Current income tax expense was $1.1 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

CWI 2 3/31/2019 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. As of December 31, 2018, one of our TRSs had a valuation allowance of $2.3 million against its net deferred tax asset balance. As of March 31, 2019 due to, in part, the TRS achieving three years of cumulative pre-tax income during the current year period, we determined there was sufficient positive evidence to conclude that it is more likely than not that the deferred taxes of $2.3 million are realizable. We therefore reduced the valuation allowance accordingly during the first quarter of 2019. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. Benefit from (provision for) income taxes included net deferred income tax benefits of $2.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

CWI 2 3/31/2019 10-Q – 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2018 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Business Overview

As described in more detail in Item 1 of the 2018 Annual Report, we are a publicly-owned, non-traded REIT that invests in, and through our Advisor, manages and seeks to enhance the value of interests in lodging and lodging-related properties. We have fully invested our offering proceeds in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality and by hotel renovations. We have invested in hotels and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. At March 31, 2019, we held ownership interests in 12 hotels, with a total of 4,423 rooms.

Our board of directors has begun a process of evaluating strategic alternatives, including a combination with CWI 1. During the quarter ended December 31, 2018, our board formed a special committee of independent directors to undertake the evaluation and the special committee has since engaged legal and financial advisors. There can be no assurance as to the form or timing of any transaction or that a transaction will be pursued at all. We do not intend to discuss the evaluation process unless and until our board completes its evaluation, except as required by law.

Significant Developments

Net Asset Values

Our Advisor calculated our NAVs as of year-end by relying in part on appraisals of the fair market value of our real estate portfolio and estimates of the fair market value of our mortgage debt, both provided by independent third parties as of December 31, 2018. The net amount was then adjusted for estimated disposition fees payable to our advisor and our other net assets and liabilities at the same date. The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. Our NAVs as of December 31, 2018 were $11.41 per share for each of our Class A and Class T shares; please see our Current Report on Form 8-K dated April 10, 2019 for additional information regarding the calculation of our NAVs.

CWI 2 3/31/2019 10-Q – 21

Financial and Operating Highlights

(Dollars in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”))

	Three Months Ended March 31,
	2019	2018
Hotel revenues	$96,006	$91,179
Net income (loss) attributable to CWI 2 stockholders	1,024	(1,494)

Cash distributions paid	11,178	10,955

Net cash provided by operating activities	16,739	13,794
Net cash used in investing activities	(5,159)	(3,436)
Net cash used in financing activities	(8,945)	(7,978)

Supplemental Financial Measures: (a)
FFO attributable to CWI 2 stockholders	13,197	10,722
MFFO attributable to CWI 2 stockholders	13,207	10,549

Consolidated Hotel Operating Statistics
Occupancy	75.2%	78.1%
ADR	$263.75	$238.31
RevPAR	198.32	186.23
___________

(a)
We consider funds from operations (“FFO”) and modified funds from operations (“MFFO”), which are supplemental measures that are not defined by GAAP (“non-GAAP measures”), to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At both March 31, 2019 and 2018, we owned ten Consolidated Hotels.

CWI 2 3/31/2019 10-Q – 22

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at March 31, 2019:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
2015 Acquisitions
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	4/1/2015	Resort
Courtyard Nashville Downtown	TN	192	100%	5/1/2015	Select-Service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	11/4/2015	Full-Service
2016 Acquisitions
Seattle Marriott Bellevue	WA	384	95.4%	1/22/2016	Full-Service
Le Méridien Arlington	VA	154	100%	6/28/2016	Full-Service
San Jose Marriott	CA	510	100%	7/13/2016	Full-Service
San Diego Marriott La Jolla	CA	376	100%	7/21/2016	Full-Service
Renaissance Atlanta Midtown Hotel	GA	304	100%	8/30/2016	Full-Service
Ritz-Carlton San Francisco	CA	336	100%	12/30/2016	Full-Service
2017 Acquisition
Charlotte Marriott City Center	NC	446	100%	6/1/2017	Full-Service
		3,619
Unconsolidated Hotels
Ritz-Carlton Key Biscayne (b)	FL	446	19.3%	5/29/2015	Resort
Ritz-Carlton Bacara, Santa Barbara (c)	CA	358	60%	9/28/2017	Resort
		804
_________

(a)	The remaining 50.0% interest in this venture is owned by CWI 1.

(b)	A 47.4% interest in this venture is owned by CWI 1. The number of rooms presented includes 144 condo-hotel units that participate in the resort rental program.

(c)	This investment represents a tenancy-in-common interest; the remaining 40.0% interest is owned by CWI 1.

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

In addition, we use other information that may not be financial in nature, including statistical information, to evaluate the operating performance of our business, including occupancy rate, ADR and RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, regional and local employment growth, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

The comparability of our results year over year are impacted by, among other factors, the timing of any acquisitions, dispositions and/or any renovation-related activities.

CWI 2 3/31/2019 10-Q – 23

The following table presents our comparative results of operations (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Hotel Revenues	$96,006	$91,179	$4,827

Hotel Operating Expenses	75,569	73,541	2,028

Asset management fees to affiliate and other expenses	2,909	2,581	328
Corporate general and administrative expenses	2,129	1,812	317
Gain on hurricane-related property damage	(10)	(312)	302
Total Expenses	80,597	77,622	2,975
Operating Income	15,409	13,557	1,852
Interest expense	(10,100)	(9,935)	(165)
Equity in losses of equity method investments in real estate, net	(1,342)	(1,857)	515
Other income	182	94	88
Income Before Income Taxes	4,149	1,859	2,290
Benefit from (provision for) income taxes	1,304	(275)	1,579
Net Income	5,453	1,584	3,869
Income attributable to noncontrolling interests	(4,429)	(3,078)	(1,351)
Net Income (Loss) Attributable to CWI 2 Stockholders	$1,024	$(1,494)	$2,518
Supplemental Financial Measure:(a)
MFFO Attributable to CWI 2 Stockholders	$13,207	$10,549	$2,658
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

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Occupancy Rate	75.2%	78.1%
ADR	$263.75	$238.31
RevPAR	198.32	186.23

Hotel Revenues

For the three months ended March 31, 2019 as compared to the same period in 2018, hotel revenues increased by $4.8 million primarily due to an increase in revenue from Renaissance Atlanta Midtown Hotel, which benefited from Super Bowl LIII in February 2019, and increases in revenue from the Ritz-Carlton San Francisco and Embassy Suites by Hilton Denver-Downtown/Convention Center, which both benefited from increases in group bookings.

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

CWI 2 3/31/2019 10-Q – 24

For the three months ended March 31, 2019 as compared to the same period in 2018, aggregate hotel operating expenses increased by $2.0 million, primarily due to an increase in expenses contributed by the Renaissance Atlanta Midtown Hotel, the Ritz-Carlton San Francisco and Embassy Suites by Hilton Denver-Downtown/Convention Center as a result of the increases in revenue discussed above.

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate average market value of our investments, as described in our Advisory Agreement (Note 3). Our Advisor elected to receive its asset management fees in shares of our Class A common stock for each of the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 as compared to the same period in 2018, asset management fees to affiliate and other expenses increased by $0.3 million, primarily reflecting an increase in the estimated fair market value of our hotel portfolio, which increased the asset base from which our Advisor earns a fee.

Gain on Hurricane-Related Property Damage

During the three months ended March 31, 2019 and 2018, we recognized a gain on hurricane-related property damage of less than $0.1 million and $0.3 million, respectively, from the Marriott Sawgrass Golf Resort & Spa, resulting from a change in our estimate of the total damage incurred at the property. For the three months ended March 31, 2018, this loss was comprised of a $0.9 million gain resulting from a change in our estimate of the total damage incurred at the property, partially offset by a $0.6 million loss resulting from pre-existing damage (which was discovered as a result of the hurricane and is not covered by insurance).

We and CWI 1 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2.0% to 5.0% of the insured value. We currently estimate our aggregate casualty insurance claim related to Hurricane Irma to be in the range of $5.0 million to $10.0 million, which includes estimated clean up, repair and rebuilding costs, and estimate our aggregate business interruption insurance claim to be approximately $1.0 million. As the restoration work continues to be performed, the estimated total costs will change. We believe that we maintain adequate insurance coverage on each of our hotels and are working closely with the insurance carriers and claims adjuster to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues as a result of Hurricane Irma. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carriers. We have not recorded revenue for covered business interruption during either the three months ended March 31, 2019 or 2018. We will record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carriers.

Equity in Losses of Equity Method Investments in Real Estate, Net

Equity in losses of equity method investments in real estate, net represents losses from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the three months ended March 31, 2019 or 2018.

CWI 2 3/31/2019 10-Q – 25

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Unconsolidated Hotels	2019	2018
Ritz-Carlton Bacara, Santa Barbara Venture	$(2,964)	$(2,923)
Ritz-Carlton Key Biscayne Venture (a)	1,622	1,066
Total equity in losses of equity method investments in real estate	$(1,342)	$(1,857)
___________

(a)
For the three months ended March 31, 2019, our share of equity in earnings from the venture reflected the operating results of the venture. For the three months ended March 31, 2018, our share of equity in earnings from the venture reflected the operating results of the venture, as well as our share of additional amounts earned by the external joint venture partner under the HLBV method of accounting.

Benefit from (Provision for) Income Taxes

For the three months ended March 31, 2019, we recognized a benefit from income taxes of $1.3 million as compared to a provision for income taxes of $0.3 million for the three months ended March 31, 2018. The change was largely driven by the release of a $2.3 million valuation allowance for deferred tax assets during the first quarter of 2019.

Income Attributable to Noncontrolling Interests

The following table sets forth our income attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
Venture	2019	2018
Marriott Sawgrass Golf Resort & Spa Venture (a)	$(2,491)	$(1,623)
Operating Partnership — Available Cash Distribution (Note 3)	(1,938)	(1,455)
	$(4,429)	$(3,078)
___________

(a)	The increase for the three months ended March 31, 2019 as compared to 2018 is primarily driven by our share of the release of the joint venture’s $2.3 million valuation allowance, as discussed above.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

For the three months ended March 31, 2019 as compared to the same periods in 2018, MFFO increased by $2.7 million primarily as a result of an increase in income from hotel operations, driven by the Ritz-Carlton San Francisco and the Renaissance Atlanta Midtown Hotel, partially offset by an increase in asset management fees, corporate general and administrative expenses and interest expense, as well as an increase to the Available Cash Distribution.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses, interest and principal on current and future indebtedness and distributions to stockholders. Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. We expect to meet our long-term liquidity requirements from cash generated from operations. To the extent that these funds are insufficient to satisfy our cash flow requirements, additional funds may be provided from asset sales, long- and/or short-term borrowings, and proceeds from mortgage financings or refinancings.

CWI 2 3/31/2019 10-Q – 26

Sources and Uses of Cash During the Period

We have fully invested the proceeds from our initial public offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, proceeds available under our Working Capital Facility, through its expiration, which as amended, is currently expected to occur on December 31, 2019 (Note 3), the proceeds of mortgage loans, sales of assets, or distributions reinvested in our common stock through our DRIP. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — For the three months ended March 31, 2019 as compared to the same period in 2018, net cash provided by operating activities increased by $2.9 million, primarily the result of a net increase from hotel operations, driven by the Ritz-Carlton San Francisco and the Renaissance Atlanta Midtown Hotel, as well as business interruption proceeds received during the current year period of $0.9 million.

Investing Activities — During the three months ended March 31, 2019, net cash used in investing activities was $5.2 million as a result of funding $2.6 million of capital expenditures for our Consolidated Hotels and capital contributions of $2.5 million to the Ritz-Carlton Bacara, Santa Barbara Venture, which was used, in part, to fund a renovation at the hotel.

Financing Activities — Net cash used in financing activities for the three months ended March 31, 2019 was $8.9 million as a result of cash distributions paid to stockholders of $11.2 million, distributions to noncontrolling interests totaling $2.1 million and scheduled payments of mortgage financing totaling $0.8 million, partially offset by the reinvestment of distributions in shares of our common stock through our DRIP, net of distribution and shareholder servicing fee payments, totaling $5.2 million.

Distributions

Our current objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to manage a portfolio of investments with potential for capital appreciation throughout varying economic cycles. For the three months ended March 31, 2019, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $11.2 million, which were comprised of cash distributions of $4.6 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $6.6 million. From Inception through March 31, 2019, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $121.2 million, which were comprised of cash distributions of $47.1 million and distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP of $74.1 million.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. We fully covered total distributions declared for the three months ended March 31, 2019 using FFO and funded all of these distributions from Net cash provided by operating activities. We expect that, in the future, if distributions cannot be fully sourced from net cash provided by operating activities, they may be sourced from other sources of cash, such as financings, borrowings, or the sales of assets.

CWI 2 3/31/2019 10-Q – 27

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. For the three months ended March 31, 2019, we received requests to redeem 119,127 shares and 226,008 shares of our Class A and Class T common stock, respectively, pursuant to our redemption plan at an aggregate value of $1.3 million and $2.5 million, respectively. These redemption requests were deferred by our board of directors to April 2019 in order to correspond with the announcement of our updated NAVs as of December 31, 2018 (which serve as the basis for the redemption price under the program) and were paid in full in April 2019. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the three months ended March 31, 2019.

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	March 31, 2019	December 31, 2018
Carrying Value
Fixed rate (a)	$484,801	$485,121
Variable rate (a):
Amount subject to interest rate caps	249,154	248,997
Amount subject to interest rate swap	99,406	99,718
	348,560	348,715
	$833,361	$833,836
Percent of Total Debt
Fixed rate	58%	58%
Variable rate	42%	42%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	5.0%	4.9%
_________

(a)	Aggregate debt balance includes deferred financing costs totaling $2.7 million and $3.1 million as of March 31, 2019 and December 31, 2018, respectively.

(b)	The impact of our derivative instruments are reflected in the weighted-average interest rates.

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

Cash Resources

At March 31, 2019, our cash resources consisted of cash and cash equivalents totaling $77.2 million, of which $12.7 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, all of which remained available to be drawn as of the date of this Report. Our cash resources can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below, as well as to fund future investments.

CWI 2 3/31/2019 10-Q – 28

Cash Requirements

During the next 12 months, we expect that our cash requirements will include paying distributions to our stockholders, reimbursing our Advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 9), funding hurricane-related repair and remediation costs in excess of insurance proceeds received, funding lease commitments, making scheduled mortgage loan principal payments, including scheduled balloon payments of $263.7 million on three mortgage loans, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payments, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations and mortgage financing to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments. We may also use the Working Capital Facility through its expiration, which is currently scheduled to occur on December 31, 2019.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. At March 31, 2019 and December 31, 2018, $22.4 million and $20.4 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at March 31, 2019, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$836,079	$269,135	$235,647	$331,297	$—
Interest on borrowings (b)	87,921	33,375	44,849	9,697	—
Contractual capital commitments (c)	13,644	9,669	3,975	—	—
Annual distribution and shareholder servicing fee (d)	9,200	5,881	3,319	—	—
Rental commitments (e)	1,122	612	510	—	—
	$947,966	$318,672	$288,300	$340,994	$—
___________

(a)	Excludes deferred financing costs totaling $2.7 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.

(c)
Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels, which does not reflect any renovation work to be undertaken as a result of Hurricane Irma (Note 9).

(d)	Represents the estimated liability for the present value of the future distribution and shareholder servicing fees in connection with our Class T common stock (Note 3).

(e)	Rental commitments consist of our share of future rents payable pursuant to the Advisory Agreement for the purpose of leasing office space used for the administration of real estate entities.

CWI 2 3/31/2019 10-Q – 29

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

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as restated in December 2018. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the HLBV method of accounting for unconsolidated partnerships and jointly-owned investments.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. It should be noted, however, the property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. While impairment charges are excluded from the calculation of FFO described above, due to the fact that impairments are based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP measures FFO and MFFO and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect subsequent to the establishment of NAREIT’s

CWI 2 3/31/2019 10-Q – 30

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

We define MFFO consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. This Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income, as applicable: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the HLBV model where such payments reduce our equity in earnings of equity method investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings, where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. We account for certain of our equity investments using the HLBV model which is based on distributable cash as defined in the operating agreement.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-traded REITs, which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not

CWI 2 3/31/2019 10-Q – 31

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

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to CWI 2 stockholders	$1,024	$(1,494)
Adjustments:
Depreciation and amortization of real property	11,816	11,432
Proportionate share of adjustments for partially-owned entities — FFO adjustments	357	784
Total adjustments	12,173	12,216
FFO attributable to CWI 2 stockholders (as defined by NAREIT)	13,197	10,722
Adjustments:
Straight-line and other rent adjustments	15	(17)
Gain on hurricane-related property damage (a)	(10)	(312)
Proportionate share of adjustments for partially owned entities — MFFO adjustments	5	156
Total adjustments	10	(173)
MFFO attributable to CWI 2 stockholders	$13,207	$10,549
___________

(a)	We excluded the gain on hurricane-related property damage because of its non-recurring nature.

CWI 2 3/31/2019 10-Q – 32

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically have attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. See Note 7 for additional information on our interest rate swaps and caps.

At March 31, 2019, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. Our debt obligations are more fully described in Note 8 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at March 31, 2019 and excludes deferred financing costs (in thousands):

	2019 (Remainder)	2020	2021	2022	2023	Total	Fair Value
Fixed-rate debt	$2,189	$4,321	$4,498	$395,710	$79,741	$486,459	$479,768
Variable-rate debt	$167,885	$132,735	$49,000	$—	$—	$349,620	$349,620

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at March 31, 2019 by an aggregate increase of $15.5 million or an aggregate decrease of $18.2 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at March 31, 2019 would increase or decrease by $1.7 million for each respective 1.0% change in annual interest rates.

CWI 2 3/31/2019 10-Q – 33

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2019 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 2 3/31/2019 10-Q – 34

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2019, we issued 234,642 shares of Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at the NAV published at that time of $11.11 per share. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. In addition, during the three months ended March 31, 2019, we issued 2,700 shares of Class A common stock to one of our directors. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

CWI 2 3/31/2019 10-Q – 35

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

CWI 2 3/31/2019 10-Q – 36

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	May 10, 2019
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2019
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 2 3/31/2019 10-Q – 37

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

CWI 2 3/31/2019 10-Q – 38