Form 10-Q
period 2019-06-30
Carey Watermark Investors 2 Inc
filed 2019-08-13
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Registrant has 32,241,753 shares of Class A common stock, $0.001 par value, and 60,269,867 shares of Class T common stock, $0.001 par value, outstanding at August 2, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of Hurricane Irma on certain hotels, including the condition of the properties and cost estimates. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 15, 2019 (the “2018 Annual Report”). Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 2 6/30/2019 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Investments in real estate:
Hotels, at cost	$1,463,277	$1,464,933
Accumulated depreciation	(135,182)	(113,184)
Net investments in hotels	1,328,095	1,351,749
Equity investments in real estate	124,042	121,456
Cash and cash equivalents	73,231	76,823
Restricted cash	29,490	27,114
Accounts receivable, net	29,038	18,826
Other assets	10,381	9,346
Total assets (a)	$1,594,277	$1,605,314
Liabilities and Equity
Non-recourse debt, net	$832,690	$833,836
Accounts payable, accrued expenses and other liabilities	60,937	61,913
Due to related parties and affiliates	1,780	1,984
Distributions payable	11,362	11,178
Total liabilities (a)	906,769	908,911
Commitments and contingencies (Note 9)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 31,888,790 and 31,023,863 shares, respectively, issued and outstanding	32	31
Class T common stock, $0.001 par value; 80,000,000 shares authorized;59,700,870 and 59,006,632 shares, respectively, issued and outstanding	60	59
Additional paid-in capital	837,414	825,896
Distributions and accumulated losses	(177,533)	(156,823)
Accumulated other comprehensive income	161	1,205
Total stockholders’ equity	660,134	670,368
Noncontrolling interests	27,374	26,035
Total equity	687,508	696,403
Total liabilities and equity	$1,594,277	$1,605,314
__________

(a)	See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2019 10-Q – 2

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Hotel Revenues
Rooms	$66,007	$66,695	$130,601	$127,284
Food and beverage	23,397	25,880	49,811	51,095
Other operating revenue	5,690	5,525	10,688	10,900
Total Hotel Revenues	95,094	98,100	191,100	189,279
Expenses
Rooms	14,101	14,829	28,020	28,872
Food and beverage	17,020	18,021	35,264	35,573
Other hotel operating expenses	1,270	1,501	2,412	2,837
General and administrative	8,749	8,204	17,134	16,044
Sales and marketing	8,119	7,834	15,992	15,630
Property taxes, insurance, rent and other	5,947	5,355	11,540	10,727
Management fees	3,312	3,622	6,791	6,724
Repairs and maintenance	3,241	2,905	6,450	5,886
Utilities	2,298	2,259	4,268	4,443
Depreciation	11,959	11,416	23,718	22,752
Total Hotel Operating Expenses	76,016	75,946	151,589	149,488
Asset management fees to affiliate and other expenses	2,725	2,909	5,634	5,489
Corporate general and administrative expenses	2,256	2,028	4,384	3,839
Loss (gain) on hurricane-related property damage	—	901	(10)	589
Total Expenses	80,997	81,784	161,597	159,405
Operating Income	14,097	16,316	29,503	29,874
Interest expense	(10,151)	(10,163)	(20,250)	(20,099)
Equity in losses of equity method investments in real estate, net	(136)	(535)	(1,477)	(2,392)
Other income	232	93	414	186
Income before income taxes	4,042	5,711	8,190	7,569
(Provision for) benefit from income taxes	(1,243)	(1,377)	62	(1,653)
Net Income	2,799	4,334	8,252	5,916
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,191, $761, $3,129 and $2,216, respectively)	(1,840)	(1,249)	(6,269)	(4,327)
Net Income Attributable to CWI 2 Stockholders	$959	$3,085	$1,983	$1,589

Class A Common Stock
Net income attributable to CWI 2 Stockholders	$370	$1,104	$768	$648
Basic and diluted weighted-average shares outstanding	31,805,101	30,189,278	31,599,698	30,006,248
Basic and diluted income per share	$0.01	$0.04	$0.02	$0.02

Class T Common Stock
Net income attributable to CWI 2 Stockholders	$589	$1,981	$1,215	$941
Basic and diluted weighted-average shares outstanding	59,872,699	58,758,378	59,687,602	58,570,885
Basic and diluted income per share	$0.01	$0.03	$0.02	$0.02

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2019 10-Q – 3

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$2,799	$4,334	$8,252	$5,916
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(508)	45	(1,042)	839
Comprehensive Income	2,291	4,379	7,210	6,755

Amounts Attributable to Noncontrolling Interests
Net income	(1,840)	(1,249)	(6,269)	(4,327)
Unrealized (gain) loss on derivative instruments	(2)	11	(2)	(1)
Comprehensive income attributable to noncontrolling interests	(1,842)	(1,238)	(6,271)	(4,328)
Comprehensive Income Attributable to CWI 2 Stockholders	$449	$3,141	$939	$2,427

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2019 10-Q – 4

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at April 1, 2019	31,543,757	$31	59,591,414	$60	$835,180	$(167,130)	$671	$668,812	$28,342	$697,154
Net income						959		959	1,840	2,799
Shares issued, net of offering costs	181,386	—	393,862	—	6,555			6,555		6,555
Shares issued to affiliates	239,649	1			2,734			2,735		2,735
Distributions to noncontrolling interests								—	(2,810)	(2,810)
Stock dividends issued	93,719	—	177,052	—				—		—
Shares issued under share incentive plans	19,352	—			(13)			(13)		(13)
Stock-based compensation to directors	15,776	—			180			180		180
Distributions declared ($0.1749 and $0.1489 per share to Class A and Class T, respectively)						(11,362)		(11,362)		(11,362)
Other comprehensive (loss) income							(510)	(510)	2	(508)
Repurchase of shares	(204,849)	—	(461,458)	—	(7,222)			(7,222)		(7,222)
Balance at June 30, 2019	31,888,790	$32	59,700,870	$60	$837,414	$(177,533)	$161	$660,134	$27,374	$687,508

Balance at April 1, 2018	30,035,758	$29	58,483,227	$58	$817,240	$(117,281)	$2,155	$702,201	$28,652	$730,853
Net income						3,085		3,085	1,249	4,334
Shares issued, net of offering costs	193,357	1	405,041	1	6,643			6,645		6,645
Shares issued to affiliates	240,015	—			2,666			2,666		2,666
Distributions to noncontrolling interests								—	(2,872)	(2,872)
Stock dividends issued	91,648	—	178,450	—				—		—
Shares issued under share incentive plans	17,535	—			(19)			(19)		(19)
Stock-based compensation to directors	15,384	—			171			171		171
Distributions declared ($0.1749 and $0.1486 per share to Class A and Class T, respectively)						(10,979)		(10,979)		(10,979)
Other comprehensive income							56	56	(11)	45
Repurchase of shares	(353,680)	—	(546,634)	(1)	(9,523)			(9,524)		(9,524)
Balance at June 30, 2018	30,240,017	$30	58,520,084	$58	$817,178	$(125,175)	$2,211	$694,302	$27,018	$721,320

CWI 2 6/30/2019 10-Q – 5

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	31,023,863	$31	59,006,632	$59	$825,896	$(156,823)	$1,205	$670,368	$26,035	$696,403
Net income						1,983		1,983	6,269	8,252
Shares issued, net of offering costs	369,275	—	798,597	1	13,138			13,139		13,139
Shares issued to affiliates	474,291	1			5,341			5,342		5,342
Distributions to noncontrolling interests								—	(4,932)	(4,932)
Stock dividends issued	188,382	—	357,099	—				—		—
Shares issued under share incentive plans	19,352	—			51			51		51
Stock-based compensation to directors	18,476	—			210			210		210
Distributions declared ($0.3498 and $0.2983 per share to Class A and Class T, respectively)						(22,693)		(22,693)		(22,693)
Other comprehensive (loss) income							(1,044)	(1,044)	2	(1,042)
Repurchase of shares	(204,849)	—	(461,458)	—	(7,222)			(7,222)		(7,222)
Balance at June 30, 2019	31,888,790	$32	59,700,870	$60	$837,414	$(177,533)	$161	$660,134	$27,374	$687,508

Balance at January 1, 2018	29,510,914	$29	57,871,712	$58	$807,377	$(104,809)	$1,373	$704,028	$27,757	$731,785
Net income						1,589		1,589	4,327	5,916
Shares issued, net of offering costs	393,904	1	833,888	1	13,952			13,954		13,954
Shares issued to affiliates	473,984	—			5,179			5,179		5,179
Distributions to noncontrolling interests								—	(5,067)	(5,067)
Stock dividends issued	184,797	—	361,118	—				—		—
Shares issued under share incentive plans	17,535	—			51			51		51
Stock-based compensation to directors	15,384	—			171			171		171
Distributions declared ($0.3498 and $0.2978 per share to Class A and Class T, respectively)						(21,955)		(21,955)		(21,955)
Other comprehensive income							838	838	1	839
Repurchase of shares	(356,501)	—	(546,634)	(1)	(9,552)			(9,553)		(9,553)
Balance at June 30, 2018	30,240,017	$30	58,520,084	$58	$817,178	$(125,175)	$2,211	$694,302	$27,018	$721,320

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2019 10-Q – 6

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows — Operating Activities
Net income	$8,252	$5,916
Adjustments to net income:
Depreciation	23,718	22,752
Asset management fees to affiliates settled in shares	5,367	5,186
Equity in losses of equity method investments in real estate, net	1,477	2,392
Amortization of deferred key money, deferred financing costs and other	610	666
Amortization of stock-based compensation expense	369	321
(Gain) loss on hurricane-related property damage	(10)	589
Net changes in other assets and liabilities	(6,245)	(4,187)
Distributions of earnings from equity method investments	996	812
Business interruption insurance proceeds	881	—
Decrease in due to related parties and affiliates	(79)	(97)
Funding of hurricane-related remediation work	—	(163)
Net Cash Provided by Operating Activities	35,336	34,187

Cash Flows — Investing Activities
Capital contributions to equity investment in real estate	(5,145)	(486)
Capital expenditures	(5,112)	(7,937)
Distributions from equity investments in excess of cumulative equity income	—	4,972
Net Cash Used in Investing Activities	(10,257)	(3,451)

Cash Flows — Financing Activities
Distributions paid	(22,509)	(21,933)
Net proceeds from issuance of shares	10,313	10,423
Repurchase of shares	(7,222)	(9,553)
Distributions to noncontrolling interests	(4,932)	(5,067)
Scheduled payments and prepayments of mortgage principal	(1,837)	(219)
Withholdings on restricted stock units	(108)	(99)
Deferred financing costs	—	(39)
Net Cash Used in Financing Activities	(26,295)	(26,487)

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,216)	4,249
Cash and cash equivalents and restricted cash, beginning of period	103,937	98,109
Cash and cash equivalents and restricted cash, end of period	$102,721	$102,358

See Notes to Consolidated Financial Statements.

CWI 2 6/30/2019 10-Q – 7

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

We held ownership interests in 12 hotels at June 30, 2019, including ten hotels that we consolidate (“Consolidated Hotels”) and two hotels that we record as equity investments (“Unconsolidated Hotels”).

Public Offering

We raised offering proceeds in our initial public offering of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock. The offering commenced in May 2014 and closed in July 2017. We have fully invested the proceeds from our offering. In addition, from inception through June 30, 2019, $24.8 million and $49.2 million of distributions were reinvested in our Class A and Class T common stock, respectively, through our distribution reinvestment plan (“DRIP”).

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

CWI 2 6/30/2019 10-Q – 8

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2018 Annual Report.

At June 30, 2019 and December 31, 2018, we considered three and four entities to be VIEs, respectively, of which we consolidated two and three, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2019	December 31, 2018
Net investments in hotels	$287,570	$566,272
Total assets	316,683	603,403

Non-recourse debt, net	$176,901	$320,603
Total liabilities	194,910	350,920

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$73,231	$76,823
Restricted cash	29,490	27,114
Total cash and cash equivalents and restricted cash	$102,721	$103,937

Recent Accounting Pronouncements

Pronouncements Adopted as of June 30, 2019

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

CWI 2 6/30/2019 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$2,683	$2,607	$5,367	$5,186
Available Cash Distributions	1,191	761	3,129	2,216
Personnel and overhead reimbursements	1,005	1,005	2,105	2,002
	$4,879	$4,373	$10,601	$9,404

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	June 30, 2019	December 31, 2018
Amounts Due to Related Parties and Affiliates
Asset management fees and other to our Advisor	$914	$884
Reimbursable costs due to our Advisor	866	1,100
	$1,780	$1,984

CWI 2 6/30/2019 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate average market value of our investments, as described in the Advisory Agreement. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our Class A common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) for Class A shares. For the six months ended June 30, 2019 and 2018, we settled $5.3 million and $5.2 million, respectively, of asset management fees in shares of our Class A common stock at our Advisor’s election. At June 30, 2019, our Advisor owned 3,017,784 shares (3.3%) of our total outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

Available Cash Distributions

Carey Watermark Holdings 2’s special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the limited partnership agreement of the Operating Partnership (“Available Cash Distributions”) generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings 2 will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions are included in Income attributable to noncontrolling interests in the consolidated financial statements.

Personnel and Overhead Reimbursements/Reimbursable Costs

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

Other Transactions with Affiliates

Working Capital Facility

On October 19, 2017, our Operating Partnership entered into a $25.0 million secured credit facility with WPC to fund our working capital needs (the “Working Capital Facility”). Pursuant to the related credit agreement, as amended, the Working Capital Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.0% provided however, that upon the occurrence of certain events of default (as described in the loan agreement), all outstanding amounts will be subject to a 2.0% annual interest rate increase. The Working Capital Facility matures on the earlier of December 31, 2019 and the expiration or termination of the Advisory Agreement. We serve as guarantor of the Working Capital Facility and have pledged our unencumbered equity interest in certain properties as collateral, as further described in the related pledge and security agreement. At both June 30, 2019 and December 31, 2018, no amounts were outstanding under the Working Capital Facility.

Jointly-Owned Investments

At June 30, 2019, we owned interests in three ventures with CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third party also owns an interest in the Ritz-Carlton Key Biscayne.

CWI 2 6/30/2019 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Buildings	$1,090,339	$1,093,865
Land	236,078	236,078
Furniture, fixtures and equipment	93,351	93,766
Building and site improvements	40,374	38,670
Construction in progress	3,135	2,554
Hotels, at cost	1,463,277	1,464,933
Less: Accumulated depreciation	(135,182)	(113,184)
Net investments in hotels	$1,328,095	$1,351,749

During the six months ended June 30, 2019 and 2018, we retired fully depreciated furniture, fixtures and equipment aggregating $1.7 million and $0.7 million, respectively.

Hurricane-Related Disruption

The Marriott Sawgrass Golf Resort & Spa was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time. Below is a summary of the items that comprised the (gain) loss recognized by the venture related to Hurricane Irma (in thousands):

	Three Months Ended June 30,
	2019	2018
Net write-off of fixed assets	$543	$150
Remediation work performed	—	486
(Increase) decrease to property damage insurance receivables	(543)	265
Loss on hurricane-related property damage (a)	$—	$901

	Six Months Ended June 30,
	2019	2018
Net write-off (write-up) of fixed assets	$3,586	$(426)
Remediation work performed	—	110
(Increase) decrease to property damage insurance receivables	(3,596)	905
(Gain) loss on hurricane-related property damage (a)	$(10)	$589
_________

(a)
Includes losses totaling $0.7 million and $1.3 million during the three and six months ended June 30, 2018, respectively, resulting from pre-existing damage (which was discovered as a result of the hurricane and is not covered by insurance).

As the restoration work continues to be performed, the estimated total costs will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional restoration work will be recorded in the periods in which it is performed.

CWI 2 6/30/2019 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Construction in Progress

At June 30, 2019 and December 31, 2018, construction in progress, recorded at cost, was $3.1 million and $2.6 million, respectively; which at June 30, 2019 was primarily related to planned renovations at the Ritz-Carlton San Francisco and San Jose Marriott, as well as the restoration of the Marriott Sawgrass Golf Resort & Spa as a result of the damage caused by Hurricane Irma; and at December 31, 2018 was primarily related to planned renovations at the Ritz-Carlton San Francisco and the Renaissance Atlanta Midtown Hotel, as well as the restoration of the Marriott Sawgrass Golf Resort & Spa. Upon substantial completion of renovation work, costs are reclassified from construction in progress to buildings, building and site improvements and furniture, fixture and equipment, as applicable, and depreciation will commence.

We capitalize qualifying interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized less than $0.1 million of such costs during both the three months ended June 30, 2019 and 2018, and less than $0.1 million and $0.1 million during the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, accrued capital expenditures were $0.4 million and $1.4 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At June 30, 2019, we owned equity interests in two Unconsolidated Hotels, one with CWI 1 and one together with CWI 1 and an unrelated third party. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at
					June 30, 2019	December 31, 2018
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	CA	358	60.0%	Resort	$86,687	$85,110
Ritz-Carlton Key Biscayne Venture (c) (d)	FL	445	19.3%	Resort	37,355	36,346
		803			$124,042	$121,456
___________

(a)	This investment represents a tenancy-in-common interest; the remaining 40.0% interest is owned by CWI 1.

(b)	We contributed $2.6 million and $5.1 million to this investment during the three and six months ended June 30, 2019, respectively, which included funding for the hotel’s renovation.

(c)
CWI 1 acquired a 47.4% interest in the venture on the same date.  The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 143 condo-hotel units that participate in the resort rental program. This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

(d)	We received $0.5 million and $1.0 million of cash distributions from this investment during the three and six months ended June 30, 2019, respectively.

CWI 2 6/30/2019 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Unconsolidated Hotels	2019	2018	2019	2018
Ritz-Carlton Bacara, Santa Barbara Venture	$(519)	$(1,332)	$(3,483)	$(4,255)
Ritz-Carlton Key Biscayne Venture	383	797	2,006	1,863
Total equity in losses of equity method investments in real estate, net	$(136)	$(535)	$(1,477)	$(2,392)

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the three or six months ended June 30, 2019 or 2018.

At June 30, 2019 and December 31, 2018, the unamortized basis differences on our equity investments were $7.6 million and $7.8 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million during both the three months ended June 30, 2019 and 2018 and by $0.1 million and $0.2 million during the six months ended June 30, 2019 and 2018, respectively.

The following tables present combined summarized financial information of our equity investments in real estate. Amounts provided are the total amounts attributable to the ventures and does not represent our proportionate share (in thousands):

	June 30, 2019	December 31, 2018
Real estate, net	$642,405	$643,145
Other assets	70,317	66,027
Total assets	712,722	709,172
Debt	414,740	415,973
Other liabilities	40,517	42,099
Total liabilities	455,257	458,072
Members’ equity	$257,465	$251,100

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$45,555	$48,539	$96,392	$99,686
Expenses	(44,815)	(48,639)	(94,759)	(98,294)
Net income (loss) attributable to equity method investments	$740	$(100)	$1,633	$1,392

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

CWI 2 6/30/2019 10-Q – 14

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the six months ended June 30, 2019 or 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, net which we have classified as Level 3, had a carrying value of $832.7 million and $833.8 million at June 30, 2019 and December 31, 2018, respectively, and an estimated fair value of $833.4 million and $825.8 million at June 30, 2019 and December 31, 2018, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both June 30, 2019 and December 31, 2018.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. We did not recognize any impairment charges during the three or six months ended June 30, 2019 or 2018.

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

CWI 2 6/30/2019 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at
	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate swap	Other assets	$432	$1,368
Interest rate caps	Other assets	4	57
		$436	$1,425

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both June 30, 2019 and December 31, 2018, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $0.2 million and unrealized gains of $0.2 million in Other comprehensive (loss) income on derivatives in connection with our interest rate swap and caps during the three months ended June 30, 2019 and 2018, respectively, and unrealized losses of $0.4 million and unrealized gains of $1.1 million during the six months ended June 30, 2019 and 2018, respectively.

We reclassified $0.3 million and $0.2 million from Other comprehensive (loss) income on derivatives into Interest expense during the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.2 million during the six months ended June 30, 2019 and 2018, respectively, with the reclassifications resulting in a decrease to interest expense during both the three and six months ended June 30, 2019 and 2018.

Amounts reported in Other comprehensive (loss) income related to our interest rate swap and caps will be reclassified to Interest expense as interest expense or income is incurred on our variable-rate debt. At June 30, 2019, we estimated that $0.4 million will be reclassified as Interest income during the next 12 months related to our interest rate swap and caps.

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

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at June 30, 2019 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	June 30, 2019
Interest rate swap	1	$99,050	$432
Interest rate caps	6	297,500	4
			$436

CWI 2 6/30/2019 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2019. At June 30, 2019, both our total credit exposure and the maximum exposure to any single counterparty was $0.5 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2019, we had not been declared in default on any of our derivative obligations. At both June 30, 2019 and December 31, 2018, we had no derivatives that were in a net liability position.

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Current	Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Maturity Date	June 30, 2019	December 31, 2018
San Jose Marriott (a) (b) (c)	5.19%	Variable	7/2019	$87,993	$87,880
Marriott Sawgrass Golf Resort & Spa (a)	6.29%	Variable	11/2019	77,999	77,997
Seattle Marriott Bellevue (a) (d)	3.88%	Variable	1/2020	98,902	99,719
Le Méridien Arlington (a) (d)	5.19%	Variable	6/2020	34,859	34,787
Renaissance Atlanta Midtown Hotel (a) (b)	4.66%	Variable	8/2021	48,460	48,332
Ritz-Carlton San Francisco	4.59%	Fixed	2/2022	142,905	142,887
Charlotte Marriott City Center	4.53%	Fixed	6/2022	102,562	102,488
Courtyard Nashville Downtown	4.15%	Fixed	9/2022	55,166	55,051
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	98,954	99,818
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,890	84,877
				$832,690	$833,836
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rates in effect at June 30, 2019 through the use of an interest rate cap or swap, as applicable.

(b)	These mortgage loans have two one-year extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(c)	On July 12, 2019, we exercised the first of our two one-year extension options, which extends the maturity date of the loan to July 12, 2020.

(d)	These mortgage loans have one-year extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension option.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At June 30, 2019, we were in compliance with the applicable covenants for each of our mortgage loans.

CWI 2 6/30/2019 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2019 and each of the next four calendar years following December 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$169,058
2020	137,056
2021	53,498
2022	395,710
2023	79,740
Total principal payments	835,062
Unamortized deferred financing costs	(2,372)
Total	$832,690

Note 9. Commitments and Contingencies

At June 30, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of June 30, 2019, our Consolidated Hotel properties were operated pursuant to long-term management agreements with three different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 2.5% to 3.0% of hotel revenues. Six of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $3.3 million and $3.6 million for the three months ended June 30, 2019 and 2018, respectively, and $6.8 million and $6.7 million for the six months ended June 30, 2019 and 2018, respectively.

Franchise Agreements

Four of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of June 30, 2019, we had three franchise agreements with Marriott-owned brands and one with a Hilton-owned brand related to our Consolidated Hotels. Our typical franchise agreement provides for a term of 20 to 25 years. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $1.4 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $2.8 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively.

CWI 2 6/30/2019 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At June 30, 2019 and December 31, 2018, $24.6 million and $20.4 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At June 30, 2019, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at June 30, 2019 totaled $13.4 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources, proceeds available under our Working Capital Facility and/or other sources of available capital, including cash flow from operations.

Note 10. Income Per Share and Equity

Income Per Share

The following table presents income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share
Class A common stock	31,805,101	$370	$0.01	30,189,278	$1,104	$0.04
Class T common stock	59,872,699	589	0.01	58,758,378	1,981	0.03
Net income attributable to CWI 2 stockholders		$959			$3,085

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share
Class A common stock	31,599,698	$768	$0.02	30,006,248	$648	$0.02
Class T common stock	59,687,602	1,215	0.02	58,570,885	941	0.02
Net income attributable to CWI 2 stockholders		$1,983			$1,589

The allocation of net income attributable to CWI 2 stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively, since this fee is only applicable to holders of Class T common stock.

CWI 2 6/30/2019 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

The distribution and shareholder servicing fee is 1.0% of the NAV of our Class T common stock; it accrues daily and is payable quarterly in arrears. We will no longer incur the distribution and shareholder servicing fee after July 31, 2023, although the fees may end sooner if the total underwriting compensation paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that date. We paid distribution and shareholder servicing fees to selected dealers of $1.4 million during both the three months ended June 30, 2019 and 2018 and $2.8 million and $2.9 million during the six months ended June 30, 2019 and 2018, respectively.

Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents a reconciliation of changes in Accumulated other comprehensive income by component for the periods presented (in thousands):

	Three Months Ended June 30,
Gains and Losses on Derivative Instruments	2019	2018
Beginning balance	$671	$2,155
Other comprehensive (loss) income before reclassifications	(220)	207
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	(293)	(162)
Equity in losses of equity method investments in real estate	5	—
Total	(288)	(162)
Net current period other comprehensive (loss) income	(508)	45
Net current period other comprehensive (income) loss attributable to noncontrolling interests	(2)	11
Ending balance	$161	$2,211

	Six Months Ended June 30,
Gains and Losses on Derivative Instruments	2019	2018
Beginning balance	$1,205	$1,373
Other comprehensive (loss) income before reclassifications	(448)	1,065
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	(600)	(226)
Equity in losses of equity method investments in real estate	6	—
Total	(594)	(226)
Net current period other comprehensive (loss) income	(1,042)	839
Net current period other comprehensive income attributable to noncontrolling interests	(2)	(1)
Ending balance	$161	$2,211

Distributions Declared

The following table presents the quarterly per share distributions declared by our board of directors for the second quarter of 2019, payable in cash and in shares of our Class A and Class T common stock to stockholders of record on June 28, 2019:

Class A common stock			Class T common stock
Cash	Shares	Total	Cash	Shares	Total
$0.1410	$0.0339	$0.1749	$0.1150	$0.0339	$0.1489

These distributions were paid on July 15, 2019 in the aggregate amount of $11.4 million. Distributions that are payable in shares of our Class A and Class T common stock are recorded at par value in our consolidated financial statements.

CWI 2 6/30/2019 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100.0% of our taxable income annually and intend to do so for the tax year ending December 31, 2019. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2019 and 2018. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and six months ended June 30, 2019 and 2018. Current income tax expense was $1.1 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $2.2 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. As of December 31, 2018, one of our TRSs had a valuation allowance of $2.3 million against its net deferred tax asset balance. At March 31, 2019 due to, in part, the TRS achieving three years of cumulative pre-tax income during the current year period, we determined there was sufficient positive evidence to conclude that it is more likely than not that the deferred taxes of $2.3 million are realizable. We therefore reduced the valuation allowance accordingly during the first quarter of 2019. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. (Provision for) benefit from income taxes included net deferred income tax expense of $0.2 million and deferred income tax benefit of $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and net deferred income tax benefits of $2.2 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

CWI 2 6/30/2019 10-Q – 21

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

Business Overview

As described in more detail in Item 1 of the 2018 Annual Report, we are a publicly-owned, non-traded REIT that invests in, and through our Advisor, manages and seeks to enhance the value of interests in lodging and lodging-related properties. We have fully invested our offering proceeds in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality and by hotel renovations. We have invested in hotels and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. At June 30, 2019, we held ownership interests in 12 hotels, with a total of 4,422 rooms.

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

CWI 2 6/30/2019 10-Q – 22

Financial and Operating Highlights

(Dollars in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”))

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Hotel revenues	$95,094	$98,100	$191,100	$189,279
Net income attributable to CWI 2 stockholders	959	3,085	1,983	1,589

Cash distributions paid	11,331	10,978	22,509	21,933

Net cash provided by operating activities			35,336	34,187
Net cash used in investing activities			(10,257)	(3,451)
Net cash used in financing activities			(26,295)	(26,487)

Supplemental Financial Measures: (a)
FFO attributable to CWI 2 stockholders	14,522	15,612	27,719	26,332
MFFO attributable to CWI 2 stockholders	14,532	16,045	27,739	26,593

Consolidated Hotel Operating Statistics
Occupancy	79.8%	82.4%	77.5%	80.3%
ADR	$251.03	$246.10	$257.16	$242.33
RevPAR	200.43	202.74	199.38	194.53
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

CWI 2 6/30/2019 10-Q – 23

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at June 30, 2019:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
2015 Acquisitions
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	4/1/2015	Resort
Courtyard Nashville Downtown	TN	192	100%	5/1/2015	Select-Service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	11/4/2015	Full-Service
2016 Acquisitions
Seattle Marriott Bellevue	WA	384	95.4%	1/22/2016	Full-Service
Le Méridien Arlington	VA	154	100%	6/28/2016	Full-Service
San Jose Marriott	CA	510	100%	7/13/2016	Full-Service
San Diego Marriott La Jolla	CA	376	100%	7/21/2016	Full-Service
Renaissance Atlanta Midtown Hotel	GA	304	100%	8/30/2016	Full-Service
Ritz-Carlton San Francisco	CA	336	100%	12/30/2016	Full-Service
2017 Acquisition
Charlotte Marriott City Center	NC	446	100%	6/1/2017	Full-Service
		3,619
Unconsolidated Hotels
Ritz-Carlton Key Biscayne (b)	FL	445	19.3%	5/29/2015	Resort
Ritz-Carlton Bacara, Santa Barbara (c)	CA	358	60%	9/28/2017	Resort
		803
_________

(a)	The remaining 50.0% interest in this venture is owned by CWI 1.

(b)	A 47.4% interest in this venture is owned by CWI 1. The number of rooms presented includes 143 condo-hotel units that participate in the resort rental program.

(c)	This investment represents a tenancy-in-common interest; the remaining 40.0% interest is owned by CWI 1.

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

CWI 2 6/30/2019 10-Q – 24

The following table presents our comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Hotel Revenues	$95,094	$98,100	$(3,006)	$191,100	$189,279	$1,821

Hotel Operating Expenses	76,016	75,946	70	151,589	149,488	2,101

Asset management fees to affiliate and other expenses	2,725	2,909	(184)	5,634	5,489	145
Corporate general and administrative expenses	2,256	2,028	228	4,384	3,839	545
Loss (gain) on hurricane-related property damage	—	901	(901)	(10)	589	(599)
Total Expenses	80,997	81,784	(787)	161,597	159,405	2,192
Operating Income	14,097	16,316	(2,219)	29,503	29,874	(371)
Interest expense	(10,151)	(10,163)	12	(20,250)	(20,099)	(151)
Equity in losses of equity method investments in real estate, net	(136)	(535)	399	(1,477)	(2,392)	915
Other income	232	93	139	414	186	228
Income Before Income Taxes	4,042	5,711	(1,669)	8,190	7,569	621
(Provision for) benefit from income taxes	(1,243)	(1,377)	134	62	(1,653)	1,715
Net Income	2,799	4,334	(1,535)	8,252	5,916	2,336
Income attributable to noncontrolling interests	(1,840)	(1,249)	(591)	(6,269)	(4,327)	(1,942)
Net Income Attributable to CWI 2 Stockholders	$959	$3,085	$(2,126)	$1,983	$1,589	$394
Supplemental Financial Measure:(a)
MFFO Attributable to CWI 2 Stockholders	$14,532	$16,045	$(1,513)	$27,739	$26,593	$1,146
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

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Occupancy Rate	79.8%	82.4%	77.5%	80.3%
ADR	$251.03	$246.10	$257.16	$242.33
RevPAR	200.43	202.74	199.38	194.53

Hotel Revenues

For the three months ended June 30, 2019 as compared to the same period in 2018, hotel revenues decreased by $3.0 million primarily due to a decrease in revenue from Seattle Marriott Bellevue caused by water damage sustained by the hotel in April 2019 that resulted in approximately 25% of rooms out of service for a majority of the quarter, as well as a decrease in revenue from San Jose Marriott driven primarily by a decrease in group bookings.

CWI 2 6/30/2019 10-Q – 25

For the six months ended June 30, 2019 as compared to the same period in 2018, hotel revenues increased by $1.8 million primarily due to increases in revenue from the Ritz-Carlton San Francisco, Renaissance Atlanta Midtown Hotel, Charlotte Marriott City Center and Embassy Suites by Hilton Denver-Downtown/Convention Center, partially offset by decreases in revenue from Seattle Marriott Bellevue and San Jose Marriott, as discussed above. The increase in revenue from the Ritz-Carlton San Francisco was primarily the result of an increase in group bookings driven by the re-opening of the Moscone Center in the fourth quarter of 2018, while the Renaissance Atlanta Midtown Hotel benefited from Super Bowl LIII in February 2019. The increases in revenue from the Charlotte Marriott City Center and Embassy Suites by Hilton Denver-Downtown/Convention Center were driven primarily by increases in transient business guests and in group bookings, respectively.

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the three months ended June 30, 2019 as compared to the same period in 2018, aggregate hotel operating expenses remained flat, increasing by less than $0.1 million.

For the six months ended June 30, 2019 as compared to the same period in 2018, aggregate hotel operating expenses increased by $2.1 million, primarily due to an increase in expenses contributed by the Ritz-Carlton San Francisco, Renaissance Atlanta Midtown Hotel, Charlotte Marriott City Center and Embassy Suites by Hilton Denver-Downtown/Convention Center, partially offset by a decrease in expenses contributed by Seattle Marriott Bellevue, consistent with the fluctuations in revenue discussed above.

Corporate General and Administrative Expenses

For the three and six months ended June 30, 2019 as compared to the same periods in 2018, corporate general and administrative expenses increased by $0.2 million and $0.5 million, respectively, primarily due to an increase in professional fees. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business. The increase in professional fees for both periods was driven by an increase in legal fees.

Loss (Gain) on Hurricane-Related Property Damage

During the three months ended June 30, 2018, we recognized a loss on hurricane-related property damage of $0.9 million, comprised of a $0.2 million loss resulting from a change in our estimate of the total damage incurred at the property and a $0.7 million loss resulting from pre-existing damage (which was discovered as a result of the hurricane and is not covered by insurance). No gain or loss on hurricane-related property damage was recognized during the three months ended June 30, 2019.

During the six months ended June 30, 2019 and 2018, we recognized a gain on hurricane-related property damage of less than $0.1 million and a loss on hurricane-related property damage of $0.6 million, respectively, from the Marriott Sawgrass Golf Resort & Spa. The loss on hurricane-related property damage for the six months ended June 30, 2018 was comprised of a $1.3 million loss resulting from pre-existing damage, partially offset by a $0.7 million gain resulting from a change in our estimate of the total damage incurred at the property.

We and CWI 1 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2.0% to 5.0% of the insured value. We currently estimate our aggregate casualty insurance claim for our Consolidated Hotels related to Hurricane Irma to be in the range of $5.0 million to $10.0 million, which includes estimated clean up, repair and rebuilding costs, and estimate our aggregate business interruption insurance claim to be approximately $1.0 million. We currently estimate the collective casualty insurance claim for us and CWI 1 combined to be in the range of $65.0 million to $80.0 million and the collective business interruption insurance claim to be in the range of $25.0 million to $35.0 million. As the restoration work continues to be performed, the estimated total costs will change. We believe that we maintain adequate insurance coverage on our hotels and are working closely with the insurance carriers and claims adjuster to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

CWI 2 6/30/2019 10-Q – 26

We experienced a reduction in revenues as a result of Hurricane Irma. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carriers. We have not recorded revenue for covered business interruption during either the six months ended June 30, 2019 or 2018 related to Hurricane Irma. We record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carriers.

Equity in Losses of Equity Method Investments in Real Estate, Net

Equity in losses of equity method investments in real estate, net represents losses from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the six months ended June 30, 2019 or 2018.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Unconsolidated Hotels	2019	2018	2019	2018
Ritz-Carlton Bacara, Santa Barbara Venture (a)	$(519)	$(1,332)	$(3,483)	(4,255)
Ritz-Carlton Key Biscayne Venture	383	797	2,006	1,863
Total equity in losses of equity method investments in real estate, net	$(136)	$(535)	$(1,477)	$(2,392)
___________

(a)	Our share of equity in losses from the venture for the three and six months ended June 30, 2018 included non-recurring hotel rebranding expenses.

(Provision for) Benefit from Income Taxes

For the six months ended June 30, 2019, we recognized a benefit from income taxes of $0.1 million as compared to a provision for income taxes of $1.7 million for the six months ended June 30, 2018. The change was largely driven by the release of a $2.3 million valuation allowance for deferred tax assets during the first quarter of 2019 related to Marriott Sawgrass Golf Resort & Spa.

Income Attributable to Noncontrolling Interests

The following table sets forth our income attributable to noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2019	2018	2019	2018
Marriott Sawgrass Golf Resort & Spa Venture (a)	$(648)	$(488)	$(3,140)	$(2,111)
Operating Partnership — Available Cash Distribution (Note 3)	(1,192)	(761)	(3,129)	(2,216)
	$(1,840)	$(1,249)	$(6,269)	$(4,327)
___________

(a)	The increase for the six months ended June 30, 2019 as compared to 2018 is primarily driven by our share of the release of the joint venture’s $2.3 million valuation allowance, as discussed above.

CWI 2 6/30/2019 10-Q – 27

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

For the three months ended June 30, 2019 as compared to the same period in 2018, MFFO decreased by $1.5 million primarily as a result of a decrease in income from hotel operations, driven by the Seattle Marriott Bellevue and San Jose Marriott, as well as an increase to the Available Cash Distribution.

For the six months ended June 30, 2019 as compared to the same period in 2018, MFFO increased by $1.1 million primarily as a result of an increase in income from hotel operations, driven by the Ritz-Carlton San Francisco and the Renaissance Atlanta Midtown Hotel, partially offset by an increase in asset management fees, corporate general and administrative expenses and interest expense, as well as an increase to the Available Cash Distribution.

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

Operating Activities — For the six months ended June 30, 2019 as compared to the same period in 2018, net cash provided by operating activities increased by $1.1 million. Net cash provided by operating activities during the six months ended June 30, 2019 reflected the receipt of $0.9 million of business interruption proceeds.

Investing Activities — During the six months ended June 30, 2019, net cash used in investing activities was $10.3 million as a result of funding $5.1 million of capital expenditures for our Consolidated Hotels and capital contributions of $5.1 million to the Ritz-Carlton Bacara, Santa Barbara Venture, which was used, in part, to fund a renovation at the hotel.

Financing Activities — Net cash used in financing activities for the six months ended June 30, 2019 was $26.3 million as a result of cash distributions paid to stockholders of $22.5 million, redemptions of our common stock pursuant to our redemption plan totaling $7.2 million, as described below, distributions to noncontrolling interests totaling $4.9 million and scheduled payments of mortgage financing totaling $1.8 million, partially offset by the reinvestment of distributions in shares of our common stock through our DRIP, net of distribution and shareholder servicing fee payments, totaling $10.3 million.

CWI 2 6/30/2019 10-Q – 28

Distributions

Our current objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to manage a portfolio of investments with potential for capital appreciation throughout varying economic cycles. For the six months ended June 30, 2019, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $22.5 million, which were comprised of cash distributions of $9.4 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $13.1 million. From Inception through June 30, 2019, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $132.6 million, which were comprised of cash distributions of $52.0 million and distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP of $80.6 million.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. We fully covered total distributions declared for the six months ended June 30, 2019 using FFO and funded all of these distributions from Net cash provided by operating activities. We expect that, in the future, if distributions cannot be fully sourced from net cash provided by operating activities, they may be sourced from other sources of cash, such as financings, borrowings, or the sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2019, we redeemed 204,849 shares of our Class A common stock (representing 54 requests), at an average share price of $10.84, and 461,458 shares of our Class T common stock (representing 98 requests), at an average share price of $10.84. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the six months ended June 30, 2019. We funded all share redemptions during the six months ended June 30, 2019 from distributions that were reinvested by stockholders in our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	June 30, 2019	December 31, 2018
Carrying Value
Fixed rate (a)	$484,477	$485,121
Variable rate (a):
Amount subject to interest rate caps	249,311	248,997
Amount subject to interest rate swap	98,902	99,718
	348,213	348,715
	$832,690	$833,836
Percent of Total Debt
Fixed rate	58%	58%
Variable rate	42%	42%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	5.0%	4.9%
_________

CWI 2 6/30/2019 10-Q – 29

(a)	Aggregate debt balance includes deferred financing costs totaling $2.4 million and $3.1 million as of June 30, 2019 and December 31, 2018, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

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

Cash Resources

At June 30, 2019, our cash resources consisted of cash and cash equivalents totaling $73.2 million, of which $13.3 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, all of which remained available to be drawn as of the date of this Report. Our cash resources can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below, as well as to fund future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include paying distributions to our stockholders, reimbursing our Advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 9), funding hurricane-related repair and remediation costs in excess of insurance proceeds received, funding lease commitments, making scheduled mortgage loan principal payments, including scheduled balloon payments of $298.4 million on four mortgage loans, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payments, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations and mortgage financing to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments. We may also use the Working Capital Facility through its expiration, which is currently scheduled to occur on December 31, 2019.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. At June 30, 2019 and December 31, 2018, $24.6 million and $20.4 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

CWI 2 6/30/2019 10-Q – 30

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at June 30, 2019, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$835,062	$303,932	$303,999	$227,131	$—
Interest on borrowings (b)	78,382	30,262	41,917	6,203	—
Contractual capital commitments (c)	13,350	9,425	3,925	—	—
Annual distribution and shareholder servicing fee (d)	7,890	5,890	2,000	—	—
	$934,684	$349,509	$351,841	$233,334	$—
___________

(a)	Excludes deferred financing costs totaling $2.4 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which

CWI 2 6/30/2019 10-Q – 31

excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. It should be noted, however, that the property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP measures FFO and MFFO and the adjustments to GAAP in calculating FFO and MFFO.

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

CWI 2 6/30/2019 10-Q – 32

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

CWI 2 6/30/2019 10-Q – 33

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to CWI 2 stockholders	$959	$3,085	$1,983	$1,589
Adjustments:
Depreciation and amortization of real property	12,016	11,473	23,832	22,904
Proportionate share of adjustments for partially-owned entities — FFO adjustments	1,547	1,054	1,904	1,839
Total adjustments	13,563	12,527	25,736	24,743
FFO attributable to CWI 2 stockholders (as defined by NAREIT)	14,522	15,612	27,719	26,332
Adjustments:
Straight-line and other rent adjustments	10	(17)	25	(33)
Loss (gain) on hurricane-related property damage (a)	—	901	(10)	589
Proportionate share of adjustments for partially owned entities — MFFO adjustments	—	(451)	5	(295)
Total adjustments	10	433	20	261
MFFO attributable to CWI 2 stockholders	$14,532	$16,045	$27,739	$26,593
___________

(a)	We excluded the loss (gain) on hurricane-related property damage because of its non-recurring nature.

CWI 2 6/30/2019 10-Q – 34

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. See Note 7 for additional information on our interest rate swaps and caps.

At June 30, 2019, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. Our debt obligations are more fully described in Note 8 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at June 30, 2019 and excludes deferred financing costs (in thousands):

	2019 (Remainder)	2020	2021	2022	2023	Total	Fair Value
Fixed-rate debt	$1,743	$4,321	$4,498	$395,710	$79,740	$486,012	$484,337
Variable-rate debt	$167,315	$132,735	$49,000	$—	$—	$349,050	$349,050

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at June 30, 2019 by an aggregate increase of $14.6 million or an aggregate decrease of $16.6 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at June 30, 2019 would increase or decrease by $1.8 million for each respective 1.0% change in annual interest rates.

CWI 2 6/30/2019 10-Q – 35

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2019 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 2 6/30/2019 10-Q – 36

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2019, we issued 239,649 shares of Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $11.41 per share. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. In addition, during the three months ended June 30, 2019, we issued 15,776 shares of Class A common stock to our directors and, under our 2015 Equity Incentive Plan, we issued 19,352 shares of our Class A common stock to certain employees of the Subadvisor. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2019:

	Class A		Class T
2019 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 – 30	119,128	$10.84	226,009	$10.84	N/A	N/A
May 1 – 31	—	—	—	—	N/A	N/A
June 1 – 30	85,721	10.84	235,449	10.84	N/A	N/A
Total	204,849		461,458

___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions and limitations. The maximum number of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for treatment as special circumstances under the terms of the plan, and the most recently published NAV.

CWI 2 6/30/2019 10-Q – 37

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

CWI 2 6/30/2019 10-Q – 38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	August 12, 2019
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	August 12, 2019
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 2 6/30/2019 10-Q – 39

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

CWI 2 6/30/2019 10-Q – 40