Form 10-Q
period 2019-09-30
Carey Watermark Investors 2 Inc
filed 2019-11-08
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Registrant has 32,611,117 shares of Class A common stock, $0.001 par value, and 60,638,620 shares of Class T common stock, $0.001 par value, outstanding at November 1, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of hurricanes and other natural disasters on certain hotels, including the condition of the properties and cost estimates. In addition, on October 22, 2019, we announced that we have entered into a merger agreement with Carey Watermark Investors Incorporated and an internalization agreement with our external advisor and subadvisor. These transactions are expected to close in the first quarter of 2020, although there can be no assurance that they will close in our expected timeframe or at all. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 15, 2019 (the “2018 Annual Report”), and those that will be included in the joint proxy statement/prospectus that we expect to file with the SEC with regard to the proposed merger. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 2 9/30/2019 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Investments in real estate:
Hotels, at cost	$1,465,401	$1,464,933
Accumulated depreciation	(146,101)	(113,184)
Net investments in hotels	1,319,300	1,351,749
Equity investments in real estate	115,733	121,456
Cash and cash equivalents	74,777	76,823
Restricted cash	34,188	27,114
Accounts receivable, net	30,991	18,826
Other assets	11,333	9,346
Total assets (a)	$1,586,322	$1,605,314
Liabilities and Equity
Non-recourse debt, net	$831,393	$833,836
Accounts payable, accrued expenses and other liabilities	63,902	61,913
Due to related parties and affiliates	1,790	1,984
Distributions payable	11,476	11,178
Total liabilities (a)	908,561	908,911
Commitments and contingencies (Note 9)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 32,259,287 and 31,023,863 shares, respectively, issued and outstanding	32	31
Class T common stock, $0.001 par value; 80,000,000 shares authorized;60,068,601 and 59,006,632 shares, respectively, issued and outstanding	60	59
Additional paid-in capital	843,008	825,896
Distributions and accumulated losses	(191,703)	(156,823)
Accumulated other comprehensive (loss) income	(59)	1,205
Total stockholders’ equity	651,338	670,368
Noncontrolling interests	26,423	26,035
Total equity	677,761	696,403
Total liabilities and equity	$1,586,322	$1,605,314
__________

(a)	See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2019 10-Q – 2

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Hotel Revenues
Rooms	$64,258	$63,091	$194,859	$190,375
Food and beverage	18,158	19,273	67,969	70,368
Other operating revenue	5,189	4,751	15,877	15,651
Business interruption income	827	62	827	62
Total Hotel Revenues	88,432	87,177	279,532	276,456
Expenses
Rooms	14,439	14,686	42,459	43,558
Food and beverage	15,302	15,999	50,566	51,572
Other hotel operating expenses	1,133	1,358	3,545	4,196
General and administrative	8,405	7,397	25,538	23,443
Sales and marketing	8,042	7,508	24,034	23,138
Property taxes, insurance, rent and other	5,960	4,801	17,500	15,528
Repairs and maintenance	3,329	3,157	9,778	9,043
Management fees	3,024	3,257	9,815	9,981
Utilities	2,416	2,403	6,683	6,846
Depreciation	11,914	11,423	35,632	34,175
Total Hotel Operating Expenses	73,964	71,989	225,550	221,480
Asset management fees to affiliate and other expenses	2,497	2,790	8,131	8,279
Corporate general and administrative expenses	1,859	1,712	5,731	5,551
Transaction costs	1,132	—	1,647	—
Loss (gain) on hurricane-related property damage	—	159	(10)	748
Total Expenses	79,452	76,650	241,049	236,058
Operating Income	8,980	10,527	38,483	40,398
Interest expense	(10,040)	(10,176)	(30,290)	(30,274)
Equity in losses of equity method investments in real estate, net	(990)	(1,049)	(2,467)	(3,440)
Loss on extinguishment of debt	—	(380)	—	(380)
Other income	325	365	739	551
(Loss) income before income taxes	(1,725)	(713)	6,465	6,855
Provision for income taxes	(600)	(698)	(538)	(2,351)
Net (Loss) Income	(2,325)	(1,411)	5,927	4,504
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,324, $1,691, $4,453 and $3,907, respectively)	(369)	(1,194)	(6,638)	(5,521)
Net Loss Attributable to CWI 2 Stockholders	$(2,694)	$(2,605)	$(711)	$(1,017)

Class A Common Stock
Net loss attributable to CWI 2 Stockholders	$(907)	$(834)	$(132)	$(182)
Basic and diluted weighted-average shares outstanding	32,209,075	30,558,370	31,805,056	30,192,311
Basic and diluted loss per share	$(0.03)	$(0.03)	$—	$(0.01)

Class T Common Stock
Net loss attributable to CWI 2 Stockholders	$(1,787)	$(1,771)	$(579)	$(835)
Basic and diluted weighted-average shares outstanding	60,157,028	58,977,743	59,845,797	58,708,033
Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.01)	$(0.01)

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2019 10-Q – 3

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (Loss) Income	$(2,325)	$(1,411)	$5,927	$4,504
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(216)	(51)	(1,258)	788
Comprehensive (Loss) Income	(2,541)	(1,462)	4,669	5,292

Amounts Attributable to Noncontrolling Interests
Net income	(369)	(1,194)	(6,638)	(5,521)
Unrealized (gain) loss on derivative instruments	(4)	1	(6)	1
Comprehensive income attributable to noncontrolling interests	(373)	(1,193)	(6,644)	(5,520)
Comprehensive Loss Attributable to CWI 2 Stockholders	$(2,914)	$(2,655)	$(1,975)	$(228)

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2019 10-Q – 4

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at July 1, 2019	31,888,790	$32	59,700,870	$60	$837,414	$(177,533)	$161	$660,134	$27,374	$687,508
Net (loss) income						(2,694)		(2,694)	369	(2,325)
Shares issued, net of offering costs	179,826	1	391,622	—	6,506			6,507		6,507
Shares issued to affiliates	235,178	—			2,683			2,683		2,683
Distributions to noncontrolling interests								—	(1,324)	(1,324)
Stock dividends issued	94,744	—	177,375	1				1		1
Shares issued under share incentive plans					96			96		96
Distributions declared ($0.1749 and $0.1492 per share to Class A and Class T, respectively)						(11,476)		(11,476)		(11,476)
Other comprehensive (loss) income							(220)	(220)	4	(216)
Repurchase of shares	(139,251)	(1)	(201,266)	(1)	(3,691)			(3,693)		(3,693)
Balance at September 30, 2019	32,259,287	$32	60,068,601	$60	$843,008	$(191,703)	$(59)	$651,338	$26,423	$677,761

Balance at July 1, 2018	30,240,017	$30	58,520,084	$58	$817,178	$(125,175)	$2,211	$694,302	$27,018	$721,320
Net (loss) income						(2,605)		(2,605)	1,194	(1,411)
Shares issued, net of offering costs	187,561	—	402,782	—	6,543			6,543		6,543
Shares issued to affiliates	234,643	1			2,606			2,607		2,607
Distributions to noncontrolling interests								—	(2,366)	(2,366)
Stock dividends issued	92,272	—	178,576	1				1		1
Shares issued under share incentive plans					83			83		83
Distributions declared ($0.1749 and $0.1489 per share to Class A and Class T, respectively)						(11,093)		(11,093)		(11,093)
Other comprehensive loss							(49)	(49)	(2)	(51)
Repurchase of shares	(86,501)	—	(252,299)	—	(3,577)			(3,577)		(3,577)
Balance at September 30, 2018	30,667,992	$31	58,849,143	$59	$822,833	$(138,873)	$2,162	$686,212	$25,844	$712,056

CWI 2 9/30/2019 10-Q – 5

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	31,023,863	$31	59,006,632	$59	$825,896	$(156,823)	$1,205	$670,368	$26,035	$696,403
Net (loss) income						(711)		(711)	6,638	5,927
Shares issued, net of offering costs	549,101	1	1,190,219	1	19,644			19,646		19,646
Shares issued to affiliates	709,469	1			8,024			8,025		8,025
Distributions to noncontrolling interests								—	(6,256)	(6,256)
Stock dividends issued	283,126	—	534,474	1				1		1
Shares issued under share incentive plans	19,352	—			147			147		147
Stock-based compensation to directors	18,476	—			210			210		210
Distributions declared ($0.5247 and $0.4475 per share to Class A and Class T, respectively)						(34,169)		(34,169)		(34,169)
Other comprehensive (loss) income							(1,264)	(1,264)	6	(1,258)
Repurchase of shares	(344,100)	(1)	(662,724)	(1)	(10,913)			(10,915)		(10,915)
Balance at September 30, 2019	32,259,287	$32	60,068,601	$60	$843,008	$(191,703)	$(59)	$651,338	$26,423	$677,761

Balance at January 1, 2018	29,510,914	$29	57,871,712	$58	$807,377	$(104,809)	$1,373	$704,028	$27,757	$731,785
Net (loss) income						(1,017)		(1,017)	5,521	4,504
Shares issued, net of offering costs	581,465	1	1,236,670	1	20,495			20,497		20,497
Shares issued to affiliates	708,627	1			7,785			7,786		7,786
Distributions to noncontrolling interests								—	(7,433)	(7,433)
Stock dividends issued	277,069	—	539,694	1				1		1
Shares issued under share incentive plans	17,535	—			134			134		134
Stock-based compensation to directors	15,384	—			171			171		171
Distributions declared ($0.5247 and $0.4467 per share to Class A and Class T, respectively)						(33,047)		(33,047)		(33,047)
Other comprehensive income (loss)							789	789	(1)	788
Repurchase of shares	(443,002)	—	(798,933)	(1)	(13,129)			(13,130)		(13,130)
Balance at September 30, 2018	30,667,992	$31	58,849,143	$59	$822,833	$(138,873)	$2,162	$686,212	$25,844	$712,056

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2019 10-Q – 6

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows — Operating Activities
Net income	$5,927	$4,504
Adjustments to net income:
Depreciation	35,632	34,175
Asset management fees to affiliates settled in shares	8,050	7,793
Equity in losses of equity method investments in real estate, net	2,467	3,440
Amortization of deferred key money, deferred financing costs and other	887	1,001
Business interruption income	(827)	(62)
Amortization of stock-based compensation expense	464	403
(Gain) loss on hurricane-related property damage	(10)	748
Loss on extinguishment of debt	—	380
Net changes in other assets and liabilities	(6,133)	(4,072)
Business interruption insurance proceeds	1,708	53
Distributions of earnings from equity method investments	1,285	812
(Decrease) increase in due to related parties and affiliates	(67)	318
Funding of hurricane-related remediation work	—	(163)
Net Cash Provided by Operating Activities	49,383	49,330

Cash Flows — Investing Activities
Distributions from equity investments in excess of cumulative equity income	7,039	5,176
Capital expenditures	(7,006)	(11,232)
Capital contributions to equity investment in real estate	(5,145)	(486)
Net Cash Used in Investing Activities	(5,112)	(6,542)

Cash Flows — Financing Activities
Distributions paid	(33,871)	(32,910)
Net proceeds from issuance of shares	15,394	15,508
Repurchase of shares	(10,915)	(13,130)
Distributions to noncontrolling interests	(6,256)	(7,433)
Scheduled payments and prepayments of mortgage principal	(3,284)	(47,502)
Deferred financing costs	(188)	(548)
Withholdings on restricted stock units	(108)	(99)
Purchase of interest rate cap	(15)	(118)
Proceeds from mortgage financing	—	49,000
Net Cash Used in Financing Activities	(39,243)	(37,232)

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net increase in cash and cash equivalents and restricted cash	5,028	5,556
Cash and cash equivalents and restricted cash, beginning of period	103,937	98,109
Cash and cash equivalents and restricted cash, end of period	$108,965	$103,665

See Notes to Consolidated Financial Statements.

CWI 2 9/30/2019 10-Q – 7

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

We held ownership interests in 12 hotels at September 30, 2019, including ten hotels that we consolidate (“Consolidated Hotels”) and two hotels that we record as equity investments (“Unconsolidated Hotels”).

Public Offering

We raised offering proceeds in our initial public offering of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock. The offering commenced in May 2014 and closed in July 2017. We have fully invested the proceeds from our offering. In addition, from inception through September 30, 2019, $26.9 million and $53.7 million of distributions were reinvested in our Class A and Class T common stock, respectively, through our distribution reinvestment plan (“DRIP”).

Proposed Merger

On October 22, 2019, we and Carey Watermark Investors Incorporated (“CWI 1”) announced that we have entered into a definitive merger agreement under which we will merge in an all-stock transaction, with CWI 1 surviving the merger as our wholly-owned subsidiary. The transaction is expected to close in the first quarter of 2020, subject to the approval of our stockholders and CWI 1’s stockholders, among other conditions. Following the close of the merger, the combined company will complete an internalization transaction with our Advisor and Subadvisor, as a result of which the combined company will become self-managed (Note 12).

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

CWI 2 9/30/2019 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

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

At September 30, 2019 and December 31, 2018, we considered three and four entities to be VIEs, respectively, of which we consolidated two and three, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	September 30, 2019	December 31, 2018
Net investments in hotels	$285,253	$566,272
Total assets	313,688	603,403

Non-recourse debt, net	$176,398	$320,603
Total liabilities	194,158	350,920

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting Policy Update

Transaction Costs — Transaction costs for the three and nine months ended September 30, 2019 are costs incurred in connection with the proposed merger with CWI 1 and related transactions, discussed in Note 1 and Note 12, and included legal, accounting, financial advisory and other transaction costs. These costs are expensed as incurred in the consolidated statements of operations.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$74,777	$76,823
Restricted cash	34,188	27,114
Total cash and cash equivalents and restricted cash	$108,965	$103,937

CWI 2 9/30/2019 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

Pronouncements Adopted as of September 30, 2019

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

CWI 2 9/30/2019 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$2,683	$2,607	$8,050	$7,793
Available Cash Distributions	1,324	1,691	4,453	3,907
Personnel and overhead reimbursements	1,016	968	3,121	2,969
	$5,023	$5,266	$15,624	$14,669

Other Transaction Fees Incurred
Capitalized loan refinancing fees	$—	$245	$—	$245

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	September 30, 2019	December 31, 2018
Amounts Due to Related Parties and Affiliates
Reimbursable costs due to our Advisor	$896	$1,100
Asset management fees and other to our Advisor	894	884
	$1,790	$1,984

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate average market value of our investments, as described in the Advisory Agreement. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our Class A common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) for Class A shares. For the nine months ended September 30, 2019 and 2018, we settled $8.0 million and $7.8 million, respectively, of asset management fees in shares of our Class A common stock at our Advisor’s election. At September 30, 2019, our Advisor owned 3,261,928 shares (3.5%) of our total outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

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

CWI 2 9/30/2019 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Personnel and Overhead Reimbursements/Reimbursable Costs

Under the terms of the Advisory Agreement, our Advisor generally allocates expenses of dedicated and shared resources, including the cost of personnel, rent and related office expenses, between us and CWI 1, based on total pro rata hotel revenues on a quarterly basis. CWI 1 is a publicly owned, non-traded REIT that is also advised by our Advisor and invests in lodging and lodging-related properties. Pursuant to the Subadvisory Agreement, after we reimburse our Advisor, it will subsequently reimburse the Subadvisor for personnel costs and other charges, including the services of our Chief Executive Officer, subject to the approval of our board of directors. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and are settled in cash. We have also granted restricted stock units to employees of the Subadvisor pursuant to our 2015 Equity Incentive Plan.

Other Transactions with Affiliates

Working Capital Facility

On October 19, 2017, our Operating Partnership entered into a $25.0 million secured credit facility with WPC to fund our working capital needs (the “Working Capital Facility”). Pursuant to the related credit agreement, as amended, the Working Capital Facility is currently scheduled to mature on December 31, 2019 and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.0%, provided however, that upon the occurrence of certain events of default (as described in the loan agreement), all outstanding amounts will be subject to a 2.0% annual interest rate increase. We entered into an agreement effective September 26, 2019 that provides us with the option to extend the maturity date to March 31, 2020 at our election. Upon extension, the interest rate would increase to LIBOR plus 3.0%. If the Advisory Agreement expires or is terminated, the Working Capital Facility would mature at that time. We serve as guarantor of the Working Capital Facility and have pledged our unencumbered equity interest in certain properties as collateral, as further described in the related pledge and security agreement. At both September 30, 2019 and December 31, 2018, no amounts were outstanding under the Working Capital Facility.

Jointly Owned Investments

At September 30, 2019, we owned interests in three ventures with CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third party also owns an interest in the Ritz-Carlton Key Biscayne.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Buildings	$1,090,518	$1,093,865
Land	236,078	236,078
Furniture, fixtures and equipment	93,079	93,766
Building and site improvements	41,089	38,670
Construction in progress	4,637	2,554
Hotels, at cost	1,465,401	1,464,933
Less: Accumulated depreciation	(146,101)	(113,184)
Net investments in hotels	$1,319,300	$1,351,749

During the nine months ended September 30, 2019 and 2018, we retired fully depreciated furniture, fixtures and equipment aggregating $2.7 million and $1.0 million, respectively.

CWI 2 9/30/2019 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Hurricane-Related Disruption

The Marriott Sawgrass Golf Resort & Spa was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time. Below is a summary of the items that comprised the (gain) loss recognized by the venture related to Hurricane Irma (in thousands):

	Three Months Ended September 30,
	2019	2018
Net write-off of fixed assets	$—	$147
Remediation work performed	—	7
Decrease to property damage insurance receivables	—	5
Loss on hurricane-related property damage	$—	$159

	Nine Months Ended September 30,
	2019	2018
Net write-off (write-up) of fixed assets	$3,586	$(279)
Remediation work performed	—	118
(Increase) decrease to property damage insurance receivables	(3,596)	909
(Gain) loss on hurricane-related property damage (a)	$(10)	$748
_________

(a)
Includes losses totaling $1.3 million during the nine months ended September 30, 2018, resulting from pre-existing damage (which was discovered as a result of the hurricane and is not covered by insurance).

As the restoration work continues to be performed, the estimated total costs will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional restoration work will be recorded in the periods in which it is performed.

Construction in Progress

At September 30, 2019 and December 31, 2018, construction in progress, recorded at cost, was $4.6 million and $2.6 million, respectively, and related to planned renovations at certain of our hotels. Upon substantial completion of renovation work, costs are reclassified from construction in progress to buildings, building and site improvements and furniture, fixture and equipment, as applicable, and depreciation will commence.

We capitalize qualifying interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized less than $0.1 million and $0.2 million of such costs during the three months ended September 30, 2019 and 2018, respectively, and $0.1 million and $0.3 million during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, accrued capital expenditures were $1.2 million and $1.4 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At September 30, 2019, we owned equity interests in two Unconsolidated Hotels, one with CWI 1 and one together with CWI 1 and an unrelated third party. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income or loss to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate if the venture’s capital structure gives different rights and priorities to its investors. Therefore, we follow the hypothetical liquidation at book value (“HLBV”) method in determining our share of these ventures’ earnings or losses for the reporting period as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Earnings for our equity method investments are recognized in accordance with each respective investment agreement

CWI 2 9/30/2019 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at
					September 30, 2019	December 31, 2018
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	CA	358	60.0%	Resort	$79,956	$85,110
Ritz-Carlton Key Biscayne Venture (c) (d)	FL	444	19.3%	Resort	35,777	36,346
		802			$115,733	$121,456
___________

(a)	This investment represents a tenancy-in-common interest; the remaining 40.0% interest is owned by CWI 1.

(b)
We received $7.0 million and $1.9 million of net cash distributions from this investment during the three and nine months ended September 30, 2019, respectively, which included our share of key money received from Marriott during the third quarter of 2019.

(c)
CWI 1 acquired a 47.4% interest in the venture on the same date.  The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 142 condo-hotel units that participate in the resort rental program. This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

(d)	We received $0.3 million and $1.3 million of cash distributions from this investment during the three and nine months ended September 30, 2019, respectively.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unconsolidated Hotels	2019	2018	2019	2018
Ritz-Carlton Key Biscayne Venture	$(1,289)	$(755)	$717	$1,108
Ritz-Carlton Bacara, Santa Barbara Venture	299	(294)	(3,184)	(4,548)
Total equity in losses of equity method investments in real estate, net	$(990)	$(1,049)	$(2,467)	$(3,440)

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the three or nine months ended September 30, 2019 or 2018.

At September 30, 2019 and December 31, 2018, the unamortized basis differences on our equity investments were $7.6 million and $7.8 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million during both the three months ended September 30, 2019 and 2018 and by $0.2 million during both the nine months ended September 30, 2019 and 2018.

CWI 2 9/30/2019 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

The following tables present combined summarized financial information of our equity investments in real estate. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (in thousands):

	September 30, 2019	December 31, 2018
Real estate, net	$638,767	$643,145
Other assets	65,880	66,027
Total assets	704,647	709,172
Debt	414,110	415,973
Other liabilities	49,611	42,099
Total liabilities	463,721	458,072
Members’ equity	$240,926	$251,100

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$37,210	$38,226	$133,602	$137,896
Expenses	(41,026)	(42,930)	(135,786)	(141,208)
Net loss attributable to equity method investments	$(3,816)	$(4,704)	$(2,184)	$(3,312)

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the nine months ended September 30, 2019 or 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income in the consolidated financial statements.

Our non-recourse debt, net which we have classified as Level 3, had a carrying value of $831.4 million and $833.8 million at September 30, 2019 and December 31, 2018, respectively, and an estimated fair value of $835.1 million and $825.8 million at September 30, 2019 and December 31, 2018, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

CWI 2 9/30/2019 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2019 and December 31, 2018.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. We did not recognize any impairment charges during the three or nine months ended September 30, 2019 or 2018.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at
	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate swap	Other assets	$203	$1,368
Interest rate caps	Other assets	1	57
		$204	$1,425

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both September 30, 2019 and December 31, 2018, no cash collateral had been posted nor received for any of our derivative positions.

CWI 2 9/30/2019 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

We recognized unrealized gains of less than $0.1 million and $0.2 million in Other comprehensive (loss) income on derivatives in connection with our interest rate swap and caps during the three months ended September 30, 2019 and 2018, respectively, and unrealized losses of $0.4 million and unrealized gains of $1.2 million during the nine months ended September 30, 2019 and 2018, respectively.

We reclassified $0.2 million from Other comprehensive (loss) income on derivatives into Interest expense for both the three months ended September 30, 2019 and 2018, respectively, and $0.8 million and $0.4 million during the nine months ended September 30, 2019 and 2018, respectively, with the reclassifications resulting in a decrease to interest expense during both the three and nine months ended September 30, 2019 and 2018.

Amounts reported in Other comprehensive (loss) income related to our interest rate swap and caps will be reclassified to Interest expense as interest expense or income is incurred on our variable-rate debt. At September 30, 2019, we estimated that $0.1 million will be reclassified as Interest income during the next 12 months related to our interest rate swap and caps.

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

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at September 30, 2019 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	September 30, 2019
Interest rate swap	1	$98,480	$203
Interest rate caps	4	249,693	1
			$204

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2019. At September 30, 2019, both our total credit exposure and the maximum exposure to any single counterparty was $0.3 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2019, we had not been declared in default on any of our derivative obligations. At both September 30, 2019 and December 31, 2018, we had no derivatives that were in a net liability position.

CWI 2 9/30/2019 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Current	Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Maturity Date	September 30, 2019	December 31, 2018
Marriott Sawgrass Golf Resort & Spa (a) (b)	5.95%	Variable	11/2019	$78,000	$77,997
Seattle Marriott Bellevue (a) (c)	3.88%	Variable	1/2020	98,398	99,719
Le Méridien Arlington (a) (c)	4.85%	Variable	6/2020	34,807	34,787
San Jose Marriott (a) (c)	4.85%	Variable	7/2020	87,633	87,880
Renaissance Atlanta Midtown Hotel (a) (d)	4.29%	Variable	8/2021	48,524	48,332
Ritz-Carlton San Francisco	4.59%	Fixed	2/2022	142,914	142,887
Charlotte Marriott City Center	4.53%	Fixed	6/2022	102,601	102,488
Courtyard Nashville Downtown	4.15%	Fixed	9/2022	55,223	55,051
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	98,516	99,818
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,777	84,877
				$831,393	$833,836
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rates in effect at September 30, 2019 through the use of an interest rate cap or swap, as applicable.

(b)	On November 1, 2019, we refinanced this loan with a new $90.0 million non-recourse mortgage loan that matures in November 2022.

(c)	These mortgage loans have one-year extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension option.

(d)	This mortgage loan has two one-year extension options, which are subject to certain conditions. The maturity date in the table does not reflect the extension options.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At September 30, 2019, we were in compliance with the applicable covenants for each of our mortgage loans.

Financing Activity During 2018

On August 8, 2018, we refinanced the Renaissance Atlanta Midtown senior mortgage and mezzanine loans totaling $34.0 million and $13.5 million, respectively, with one non-recourse mortgage loan totaling $49.0 million, which has a floating annual interest rate of LIBOR plus 2.3% with the interest rate decreasing to LIBOR plus 2.0% upon achieving a specific minimum debt service coverage ratio as described in the loan agreement. We have entered into an interest rate cap agreement with respect to this variable rate loan. The new loan matures in August 2021. We recognized a net loss on extinguishment of debt of $0.4 million on this refinancing during both the three and nine months ended September 30, 2018.

CWI 2 9/30/2019 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2019 and each of the next four calendar years following December 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder) (a)	$79,930
2020	224,611
2021	53,493
2022	395,704
2023	79,877
Total principal payments	833,615
Unamortized deferred financing costs	(2,222)
Total	$831,393
___________

(a)	Balance includes a $78.0 million scheduled balloon payment on one consolidated mortgage loan. This loan was refinanced on November 1, 2019.

Note 9. Commitments and Contingencies

At September 30, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of September 30, 2019, our Consolidated Hotel properties were operated pursuant to long-term management agreements with three different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 2.5% to 3.0% of hotel revenues. Six of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee generally ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $3.0 million and $3.3 million for the three months ended September 30, 2019 and 2018, respectively, and $9.8 million and $10.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Franchise Agreements

Four of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of September 30, 2019, we had three franchise agreements with Marriott-owned brands and one with a Hilton-owned brand related to our Consolidated Hotels. Our typical franchise agreement provides for a term of 20 to 25 years. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $1.5 million for both the three months ended September 30, 2019 and 2018, and $4.3 million and $4.4 million for the nine months ended September 30, 2019 and 2018, respectively.

CWI 2 9/30/2019 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At September 30, 2019 and December 31, 2018, $27.4 million and $20.4 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At September 30, 2019, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at September 30, 2019 totaled $12.4 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources, proceeds available under our Working Capital Facility and/or other sources of available capital, including cash flow from operations.

Note 10. Loss Per Share and Equity

Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	32,209,075	$(907)	$(0.03)	30,558,370	$(834)	$(0.03)
Class T common stock	60,157,028	(1,787)	(0.03)	58,977,743	(1,771)	(0.03)
Net loss attributable to CWI 2 stockholders		$(2,694)			$(2,605)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	31,805,056	$(132)	$—	30,192,311	$(182)	$(0.01)
Class T common stock	59,845,797	(579)	(0.01)	58,708,033	(835)	(0.01)
Net loss attributable to CWI 2 stockholders		$(711)			$(1,017)

The allocation of net loss attributable to CWI 2 stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively, since this fee is only applicable to holders of Class T common stock.

CWI 2 9/30/2019 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

The distribution and shareholder servicing fee is 1.0% of the NAV of our Class T common stock; it accrues daily and is payable quarterly in arrears. We will no longer incur the distribution and shareholder servicing fee after July 31, 2023, although the fees may end sooner if the total underwriting compensation paid in respect of the offering reaches 10.0% of the gross offering proceeds or if we undertake a liquidity event, as described in our prospectus, before that date. We paid distribution and shareholder servicing fees to selected dealers of $1.4 million and $1.5 million during the three months ended September 30, 2019 and 2018, respectively, and $4.3 million and $4.4 million during the nine months ended September 30, 2019 and 2018, respectively.

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

The following table presents a reconciliation of changes in Accumulated other comprehensive (loss) income by component for the periods presented (in thousands):

	Three Months Ended September 30,
Gains and Losses on Derivative Instruments	2019	2018
Beginning balance	$161	$2,211
Other comprehensive income before reclassifications	8	167
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	(234)	(217)
Equity in losses of equity method investments in real estate, net	10	—
Total	(224)	(217)
Net current period other comprehensive loss	(216)	(50)
Net current period other comprehensive (income) loss attributable to noncontrolling interests	(4)	1
Ending balance	$(59)	$2,162

	Nine Months Ended September 30,
Gains and Losses on Derivative Instruments	2019	2018
Beginning balance	$1,205	$1,373
Other comprehensive (loss) income before reclassifications	(440)	1,232
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	(833)	(444)
Equity in losses of equity method investments in real estate, net	15	—
Total	(818)	(444)
Net current period other comprehensive (loss) income	(1,258)	788
Net current period other comprehensive (income) loss attributable to noncontrolling interests	(6)	1
Ending balance	$(59)	$2,162

Distributions Declared

The following table presents the quarterly per share distributions declared by our board of directors for the third quarter of 2019, payable in cash and in shares of our Class A and Class T common stock to stockholders of record on September 30, 2019:

Class A common stock			Class T common stock
Cash	Shares	Total	Cash	Shares	Total
$0.1410	$0.0339	$0.1749	$0.1153	$0.0339	$0.1492

These distributions were paid on October 15, 2019 in the aggregate amount of $11.5 million. Distributions that are payable in shares of our Class A and Class T common stock are recorded at par value in our consolidated financial statements.

CWI 2 9/30/2019 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100.0% of our taxable income annually and intend to do so for the tax year ending December 31, 2019. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2019 and 2018. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and nine months ended September 30, 2019 and 2018. Current income tax expense was $0.4 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $2.5 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. As of December 31, 2018, one of our TRSs had a valuation allowance of $2.3 million against its net deferred tax asset balance. At March 31, 2019 due to, in part, the TRS achieving three years of cumulative pre-tax income during the current year period, we determined there was sufficient positive evidence to conclude that it is more likely than not that the deferred taxes of $2.3 million are realizable. We therefore reduced the valuation allowance accordingly during the first quarter of 2019. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. Provision for income taxes included net deferred income tax expense of $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and net deferred income tax benefits of $2.0 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 12. Subsequent Events

Proposed Merger

On October 22, 2019, we, along with one of our wholly-owned subsidiaries, entered into a merger agreement with CWI 1 (the “Merger Agreement”), pursuant to which CWI 1 will merge with one of our subsidiaries and will become wholly-owned by us. In accordance with the Merger Agreement, we and CWI 1 also entered into agreements to internalize the management of the combined company following the merger. If the proposed merger is consummated, each share of CWI 1’s issued and outstanding common stock will be exchanged for 0.9106 shares of our Class A common stock, $0.001 par value per share. It is expected that our stockholders will own approximately 42% of the outstanding common stock of the combined company, and CWI 1’s stockholders will own approximately 58%, immediately after the closing of the merger. Further details concerning the proposed merger are described in a Form 8-K that we filed with the SEC on October 22, 2019.

Purchase of Membership Interest

On October 16, 2019, we purchased the membership interest in the Seattle Marriott Bellevue venture from an unaffiliated third party for $0.3 million, which increased our ownership interest from 95.4% to 100.0%.

CWI 2 9/30/2019 10-Q – 22

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

Business Overview

As described in more detail in Item 1 of the 2018 Annual Report, we are a publicly-owned, non-traded REIT that invests in, and through our Advisor, manages and seeks to enhance the value of interests in lodging and lodging-related properties. We have fully invested our offering proceeds in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality and by hotel renovations. We have invested in hotels and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. At September 30, 2019, we held ownership interests in 12 hotels, with a total of 4,421 rooms.

Significant Development

Proposed Merger

On October 22, 2019, we, along with one of our wholly-owned subsidiaries, entered into a merger agreement with CWI 1 pursuant to which CWI 1 will merge with and into one of our subsidiaries and will become wholly-owned by us. In accordance with the Merger Agreement, the Company also entered into agreements to internalize the management of the combined companies following the merger. If the proposed merger is consummated, each share of CWI 1’s issued and outstanding common stock will be canceled and, in exchange for cancellation of such share, the rights attaching to such share will be converted automatically into the right to receive 0.9106 shares of validly issued, fully paid and nonassessable shares of our Class A common stock, $0.001 par value per share. Further details concerning the proposed merger are described in a Form 8-K that we filed with the SEC on October 22, 2019.

CWI 2 9/30/2019 10-Q – 23

Financial and Operating Highlights

(Dollars in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”))

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Hotel revenues	$88,432	$87,177	$279,532	$276,456
Net loss attributable to CWI 2 stockholders	(2,694)	(2,605)	(711)	(1,017)

Cash distributions paid	11,362	10,977	33,871	32,910

Net cash provided by operating activities			49,383	49,330
Net cash used in investing activities			(5,112)	(6,542)
Net cash used in financing activities			(39,243)	(37,232)

Supplemental Financial Measures: (a)
FFO attributable to CWI 2 stockholders	12,743	11,533	40,462	37,863
MFFO attributable to CWI 2 stockholders	14,400	11,976	42,139	38,567

Consolidated Hotel Operating Statistics
Occupancy	79.1%	80.5%	78.1%	80.3%
ADR	$243.99	$235.75	$252.67	$240.11
RevPAR	193.00	189.70	197.23	192.90
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

CWI 2 9/30/2019 10-Q – 24

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at September 30, 2019:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
2015 Acquisitions
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	4/1/2015	Resort
Courtyard Nashville Downtown	TN	192	100%	5/1/2015	Select-Service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	11/4/2015	Full-Service
2016 Acquisitions
Seattle Marriott Bellevue (b)	WA	384	95.4%	1/22/2016	Full-Service
Le Méridien Arlington	VA	154	100%	6/28/2016	Full-Service
San Jose Marriott	CA	510	100%	7/13/2016	Full-Service
San Diego Marriott La Jolla	CA	376	100%	7/21/2016	Full-Service
Renaissance Atlanta Midtown Hotel	GA	304	100%	8/30/2016	Full-Service
Ritz-Carlton San Francisco	CA	336	100%	12/30/2016	Full-Service
2017 Acquisition
Charlotte Marriott City Center	NC	446	100%	6/1/2017	Full-Service
		3,619
Unconsolidated Hotels
Ritz-Carlton Key Biscayne (c)	FL	444	19.3%	5/29/2015	Resort
Ritz-Carlton Bacara, Santa Barbara (d)	CA	358	60%	9/28/2017	Resort
		802
_________

(a)	The remaining 50.0% interest in this venture is owned by CWI 1.

(b)
On October 16, 2019, we purchased the membership interest in the Seattle Marriott Bellevue venture from an unaffiliated third party for $0.3 million, which increased our ownership interest from 95.4% to 100.0% (Note 12).

(c)	A 47.4% interest in this venture is owned by CWI 1. The number of rooms presented includes 142 condo-hotel units that participate in the resort rental program.

(d)	This investment represents a tenancy-in-common interest; the remaining 40.0% interest is owned by CWI 1.

Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing the value in our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income (loss) for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation.

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

CWI 2 9/30/2019 10-Q – 25

The following table presents our comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Hotel Revenues	$88,432	$87,177	$1,255	$279,532	$276,456	$3,076

Hotel Operating Expenses	73,964	71,989	1,975	225,550	221,480	4,070

Asset management fees to affiliate and other expenses	2,497	2,790	(293)	8,131	8,279	(148)
Corporate general and administrative expenses	1,859	1,712	147	5,731	5,551	180
Transaction costs	1,132	—	1,132	1,647	—	1,647
Loss (gain) on hurricane-related property damage	—	159	(159)	(10)	748	(758)
Total Expenses	79,452	76,650	2,802	241,049	236,058	4,991
Operating Income	8,980	10,527	(1,547)	38,483	40,398	(1,915)
Interest expense	(10,040)	(10,176)	136	(30,290)	(30,274)	(16)
Equity in losses of equity method investments in real estate, net	(990)	(1,049)	59	(2,467)	(3,440)	973
Loss on extinguishment of debt	—	(380)	380	—	(380)	380
Other income	325	365	(40)	739	551	188
(Loss) Income Before Income Taxes	(1,725)	(713)	(1,012)	6,465	6,855	(390)
Provision for from income taxes	(600)	(698)	98	(538)	(2,351)	1,813
Net (Loss) Income	(2,325)	(1,411)	(914)	5,927	4,504	1,423
Income attributable to noncontrolling interests	(369)	(1,194)	825	(6,638)	(5,521)	(1,117)
Net Loss Attributable to CWI 2 Stockholders	$(2,694)	$(2,605)	$(89)	$(711)	$(1,017)	$306
Supplemental Financial Measure:(a)
MFFO Attributable to CWI 2 Stockholders	$14,400	$11,976	$2,424	$42,139	$38,567	$3,572
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

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Occupancy Rate	79.1%	80.5%	78.1%	80.3%
ADR	$243.99	$235.75	$252.67	$240.11
RevPAR	193.00	189.70	197.23	192.90

CWI 2 9/30/2019 10-Q – 26

Hotel Revenues

For the three months ended September 30, 2019 as compared to the same period in 2018, hotel revenues increased by $1.3 million primarily due to (i) increases in revenue from San Diego Marriott La Jolla and Renaissance Atlanta Midtown Hotel, both of which experienced renovation-related disruption during the third quarter of 2018, and (ii) an increase in revenue from Seattle Marriott Bellevue, primarily driven by business interruption income recognized during the third quarter of 2019 totaling $0.8 million. These increases were partially offset by a decrease in revenue from Marriott Sawgrass Golf Resort & Spa resulting from a decrease in group bookings as compared to the third quarter of 2018, as well as the impact of Hurricane Dorian, which resulted in decreased demand leading up to the hurricane, as well as closure of the hotel for approximately one week in September 2019.

For the nine months ended September 30, 2019 as compared to the same period in 2018, hotel revenues increased by $3.1 million primarily due to increases in revenue from the Ritz-Carlton San Francisco, Renaissance Atlanta Midtown Hotel and Charlotte Marriott City Center, partially offset by a decrease in revenue from Marriott Sawgrass Golf Resort & Spa, as discussed above. The increase in revenue from the Ritz-Carlton San Francisco was primarily the result of an increase in group bookings driven by the re-opening of the Moscone Convention Center in the fourth quarter of 2018, while the Renaissance Atlanta Midtown Hotel benefited from Super Bowl LIII in February 2019. The increases in revenue from the Charlotte Marriott City Center was driven primarily by an increase in banquet and catering revenues affiliated with in-house groups.

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the three months ended September 30, 2019 as compared to the same period in 2018, aggregate hotel operating expenses increased by $2.0 million, due in part to an increase in expenses from San Diego Marriott La Jolla and Renaissance Atlanta Midtown Hotel, partially offset by a decrease in expenses from Marriott Sawgrass Golf Resort & Spa, consistent with the fluctuations in revenue discussed above.

For the nine months ended September 30, 2019 as compared to the same period in 2018, aggregate hotel operating expenses increased by $4.1 million, due in part to an increase in expenses from the Ritz-Carlton San Francisco, Renaissance Atlanta Midtown Hotel and Charlotte Marriott City Center, partially offset by a decrease in expenses from Marriott Sawgrass Golf Resort & Spa, consistent with the fluctuations in revenue discussed above.

Transaction Costs

During the three and nine months ended September 30, 2019, transactions costs were $1.1 million and $1.6 million, respectively, and represented legal, accounting, financial advisory and other transaction costs related to the proposed merger with CWI 1 and related transactions.

Loss (Gain) on Hurricane-Related Property Damage

During the nine months ended September 30, 2019, we recognized a gain on hurricane-related property damage of less than $0.1 million from the Marriott Sawgrass Golf Resort & Spa.

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

CWI 2 9/30/2019 10-Q – 27

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

We experienced a reduction in revenues as a result of Hurricane Irma. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carriers. We have not recorded revenue for covered business interruption during the three and nine months ended September 30, 2019 or 2018 related to Hurricane Irma. We record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carriers.

Equity in Losses of Equity Method Investments in Real Estate, Net

Equity in losses of equity method investments in real estate, net represents losses from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the nine months ended September 30, 2019 or 2018.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unconsolidated Hotels	2019	2018	2019	2018
Ritz-Carlton Key Biscayne Venture (a)	$(1,289)	$(755)	$717	$1,108
Ritz-Carlton Bacara, Santa Barbara Venture (b)	299	(294)	(3,184)	(4,548)
Total equity in losses of equity method investments in real estate, net	$(990)	$(1,049)	$(2,467)	$(3,440)
___________

(a)
The increase in our share of equity in losses from the venture for the three months ended September 30, 2019 as compared to the same period in 2018 is primarily the result of a decline in the external joint venture partner’s capital under the HLBV method of accounting during the three months ended September 30, 2018, which as of September 30, 2018, was zero. The decrease in our share of equity in earnings from the venture for the nine months ended September 30, 2019 as compared to the same period in 2018 is primarily the result of a decrease in the hotel’s net income.

(b)
The change in our share of equity in (losses) earnings from the venture for both the three and nine months ended September 30, 2019 as compared to the same periods in 2018 reflect an improvement in the operating results of the venture.

Provision for Income Taxes

For the nine months ended September 30, 2019 as compared to the same period in 2018, our provision for income taxes decreased by $1.8 million, largely driven by the release of a $2.3 million valuation allowance for deferred tax assets during the first quarter of 2019 related to Marriott Sawgrass Golf Resort & Spa.

CWI 2 9/30/2019 10-Q – 28

Income Attributable to Noncontrolling Interests

The following table sets forth our losses (income) attributable to noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2019	2018	2019	2018
Marriott Sawgrass Golf Resort & Spa Venture (a)	$955	$497	$(2,185)	$(1,614)
Operating Partnership — Available Cash Distribution (Note 3)	(1,324)	(1,691)	(4,453)	(3,907)
	$(369)	$(1,194)	$(6,638)	$(5,521)
___________

(a)
The increase in loss attributable to noncontrolling interest for the three months ended September 30, 2019 as compared to 2018 is primarily the result of a decline in the performance of the hotel, in part due to the impact of Hurricane Dorian. For the nine months ended September 30, 2019 as compared to 2018, the impact from the decline in the performance of the hotel during the third quarter of 2019 was more than offset by our share of the release of the joint venture’s $2.3 million valuation allowance, as discussed above.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income or loss attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, MFFO increased by $2.4 million and $3.6 million, respectively, primarily as a result of a net increase in income from hotel operations, as well as the recognition of $0.8 million of business interruption income during the third quarter of 2019.

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

Operating Activities — For the nine months ended September 30, 2019 as compared to the same period in 2018, net cash provided by operating activities remained relatively flat, increasing by less than $0.1 million.

Investing Activities — During the nine months ended September 30, 2019, net cash used in investing activities was $5.1 million as a result of funding $7.0 million of capital expenditures for our Consolidated Hotels and capital contributions of $5.1 million to the Ritz-Carlton Bacara, Santa Barbara Venture, which was used, in part, to fund a renovation at the hotel, partially offset by distributions received from equity investments in excess of cumulative equity income totaling $7.0 million.

CWI 2 9/30/2019 10-Q – 29

Financing Activities — Net cash used in financing activities for the nine months ended September 30, 2019 was $39.2 million as a result of cash distributions paid to stockholders of $33.9 million, redemptions of our common stock pursuant to our redemption plan totaling $10.9 million, as described below, distributions to noncontrolling interests totaling $6.3 million and scheduled payments of mortgage financing totaling $3.3 million, partially offset by the reinvestment of distributions in shares of our common stock through our DRIP, net of distribution and shareholder servicing fee payments, totaling $15.4 million.

Distributions

Our current objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to manage a portfolio of investments with potential for capital appreciation throughout varying economic cycles. For the nine months ended September 30, 2019, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $33.9 million, which were comprised of cash distributions of $14.2 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $19.7 million. From Inception through September 30, 2019, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $144.1 million, which were comprised of cash distributions of $57.0 million and distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP of $87.1 million.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. We fully covered total distributions declared for the nine months ended September 30, 2019 using FFO and funded all of these distributions from Net cash provided by operating activities. We expect that, in the future, if distributions cannot be fully sourced from net cash provided by operating activities, they may be sourced from other sources of cash, such as financings, borrowings, or the sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2019, we redeemed 344,100 shares of our Class A common stock (representing 88 requests), at an average share price of $10.84, and 662,724 shares of our Class T common stock (representing 152 requests), at an average share price of $10.84. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the nine months ended September 30, 2019. We funded all share redemptions during the nine months ended September 30, 2019 from distributions that were reinvested by stockholders in our common stock pursuant to our DRIP.

CWI 2 9/30/2019 10-Q – 30

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	September 30, 2019	December 31, 2018
Carrying Value
Fixed rate (a)	$484,030	$485,121
Variable rate (a):
Amount subject to interest rate caps	248,965	248,997
Amount subject to interest rate swap	98,398	99,718
	347,363	348,715
	$831,393	$833,836
Percent of Total Debt
Fixed rate	58%	58%
Variable rate	42%	42%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	4.7%	4.9%
_________

(a)	Aggregate debt balance includes deferred financing costs totaling $2.2 million and $3.1 million as of September 30, 2019 and December 31, 2018, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

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

Cash Resources

At September 30, 2019, our cash resources consisted of cash and cash equivalents totaling $74.8 million, of which $13.6 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, all of which remained available to be drawn as of the date of this Report. Our cash resources can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below, as well as to fund future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include paying distributions to our stockholders, reimbursing our Advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 9), funding hurricane-related repair and remediation costs in excess of insurance proceeds received, funding lease commitments, making scheduled mortgage loan principal payments, including scheduled balloon payments of $297.5 million on four mortgage loans, as well as other normal recurring operating expenses. One of these loans was refinanced on November 1, 2019. We currently intend to refinance the remaining mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations and mortgage financing to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments. We may also use the Working Capital Facility through its expiration, which is currently scheduled to occur on December 31, 2019.

CWI 2 9/30/2019 10-Q – 31

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. At September 30, 2019 and December 31, 2018, $27.4 million and $20.4 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at September 30, 2019, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$833,615	$303,445	$356,978	$173,192	$—
Interest on borrowings (b)	72,466	30,333	38,215	3,918	—
Contractual capital commitments (c)	12,449	3,552	8,897	—	—
Annual distribution and shareholder servicing fee (d)	6,553	5,887	666	—	—
	$925,083	$343,217	$404,756	$177,110	$—
___________

(a)	Excludes deferred financing costs totaling $2.2 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.

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

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to, nor a substitute for, net income or loss as determined under GAAP.

CWI 2 9/30/2019 10-Q – 32

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as restated in December 2018. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the HLBV method of accounting for unconsolidated partnerships and jointly owned investments.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. It should be noted, however, that the property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP measures FFO and MFFO and the adjustments to GAAP in calculating FFO and MFFO.

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

CWI 2 9/30/2019 10-Q – 33

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

We define MFFO consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. This Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income or loss, as applicable: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the HLBV model where such payments reduce our equity in earnings of equity method investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income or loss; nonrecurring gains or losses included in net income or loss from the extinguishment or sale of debt, hedges, derivatives or securities holdings, where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income or loss in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income or loss. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income or loss in determining cash flow from operating activities. We account for certain of our equity investments using the HLBV model which is based on distributable cash as defined in the operating agreement.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or loss as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

CWI 2 9/30/2019 10-Q – 34

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to CWI 2 stockholders	$(2,694)	$(2,605)	$(711)	$(1,017)
Adjustments:
Depreciation and amortization of real property	11,970	11,480	35,801	34,384
Proportionate share of adjustments for partially-owned entities — FFO adjustments	3,467	2,658	5,372	4,496
Total adjustments	15,437	14,138	41,173	38,880
FFO attributable to CWI 2 stockholders (as defined by NAREIT)	12,743	11,533	40,462	37,863
Adjustments:
Transaction costs (a)	1,647	—	1,647	—
Straight-line and other rent adjustments	10	(17)	35	(50)
Loss on extinguishment of debt	—	380	—	380
Loss (gain) on hurricane-related property damage (a)	—	159	(10)	748
Proportionate share of adjustments for partially owned entities — MFFO adjustments	—	(79)	5	(374)
Total adjustments	1,657	443	1,677	704
MFFO attributable to CWI 2 stockholders	$14,400	$11,976	$42,139	$38,567
___________

(a)
The adjustment for the three months ended September 30, 2019 includes costs related to the proposed merger of $0.5 million that were included in Corporate general and administrative expenses in the consolidated financial statements during the six months ended June 30, 2019 and not presented as an adjustment to MFFO in that period. Upon announcement of the proposed merger, these costs were reclassified in the consolidated statement of operations to Transaction costs and presented as an adjustment to MFFO in the current quarter.

(b)	We excluded the loss (gain) on hurricane-related property damage because of its non-recurring nature.

CWI 2 9/30/2019 10-Q – 35

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

At September 30, 2019, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. Our debt obligations are more fully described in Note 8 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at September 30, 2019 and excludes deferred financing costs (in thousands):

	2019 (Remainder)	2020	2021	2022	2023	Total	Fair Value
Fixed-rate debt	$1,052	$4,316	$4,493	$395,704	$79,877	$485,442	$486,928
Variable-rate debt	$78,878	$220,295	$49,000	$—	$—	$348,173	$348,173

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at September 30, 2019 by an aggregate increase of $13.6 million or an aggregate decrease of $15.6 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at September 30, 2019 would increase or decrease by $2.4 million for each respective 1.0% change in annual interest rates.

CWI 2 9/30/2019 10-Q – 36

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2019 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 2 9/30/2019 10-Q – 37

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2019, we issued 235,178 shares of Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $11.41 per share. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2019:

	Class A		Class T
2019 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 – 31	—	—	—	—	N/A	N/A
August 1 – 31	—	—	—	—	N/A	N/A
September 1 – 30	139,251	$10.84	201,266	$10.84	N/A	N/A
Total	139,251		201,266

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

CWI 2 9/30/2019 10-Q – 38

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Apex Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on October 22, 2019

2.2
Internalization Agreement, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, CWI OP, LP, Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, W. P. Carey Inc., Carey Watermark Holdings, LLC, CLA Holdings, LLC, Carey REIT II, Inc., WPC Holdco LLC, Carey Watermark Holdings 2, LLC, Carey Lodging Advisors, LLC, Watermark Capital Partners, LLC, CWA, LLC, and CWA 2, LLC.
Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K, filed on October 22, 2019

10.1	Commitment Agreement, dated as of October 1, 2019, among Watermark Capital Partners, LLC, Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Michael Medzigian.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 22, 2019

10.2	Transition Services Agreement, dated as of October 22, 2019, between Watermark Capital Partners, LLC, and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on October 22, 2019

10.3	Transition Services Agreement, dated as of October 22, 2019, between W. P. Carey Inc., and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on October 22, 2019

10.4	Employment Agreement, dated as of October 22, 2019, between Carey Watermark Investors 2 Incorporated and Michael G. Medzigian.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed on October 22, 2019

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 2 9/30/2019 10-Q – 39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	November 8, 2019
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2019
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 2 9/30/2019 10-Q – 40

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Apex Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on October 22, 2019

2.2
Internalization Agreement, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, CWI OP, LP, Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, W. P. Carey Inc., Carey Watermark Holdings, LLC, CLA Holdings, LLC, Carey REIT II, Inc., WPC Holdco LLC, Carey Watermark Holdings 2, LLC, Carey Lodging Advisors, LLC, Watermark Capital Partners, LLC, CWA, LLC, and CWA 2, LLC.
Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K, filed on October 22, 2019

10.1	Commitment Agreement, dated as of October 1, 2019, among Watermark Capital Partners, LLC, Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Michael Medzigian.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 22, 2019

10.2	Transition Services Agreement, dated as of October 22, 2019, between Watermark Capital Partners, LLC, and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on October 22, 2019

10.3	Transition Services Agreement, dated as of October 22, 2019, between W. P. Carey Inc., and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on October 22, 2019

10.4	Employment Agreement, dated as of October 22, 2019, between Carey Watermark Investors 2 Incorporated and Michael G. Medzigian.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed on October 22, 2019

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 2 9/30/2019 10-Q – 41