Form 10-K
period 2019-12-31
Carey Watermark Investors 2 Inc
filed 2020-03-12
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 28,674,245 and 59,700,870 of Class A and Class T shares, respectively, of outstanding common stock at June 30, 2019.
As of March 6, 2020, there were 33,186,460 shares of Class A common stock and 61,196,124 shares of Class T common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of hurricanes and other natural disasters on certain hotels, including the condition of the properties and cost estimates and the effect of infectious disease outbreaks, such as the Coronavirus. In addition, on October 22, 2019, we announced that we have entered into a merger agreement with Carey Watermark Investors Incorporated and an internalization agreement with our advisor and subadvisor. These transactions are expected to close in the first quarter of 2020, although there can be no assurance that they will close in our expected timeframe or at all. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors of this Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

CWI 2 2019 10-K – 2

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

CWI 2 2019 10-K – 3

PART I

Item 1. Business.

General Development of Business

Overview

Carey Watermark Investors 2 Incorporated (“CWI 2”) is a publicly owned, non-traded real estate investment trust (“REIT”) that, together with its consolidated subsidiaries, invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through CWI 2 OP, LP, a Delaware limited partnership (the “Operating Partnership”). We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings 2, LLC (“Carey Watermark Holdings 2”), which is owned indirectly by W. P. Carey Inc. (“WPC”), holds a special general partner interest of 0.015% in the Operating Partnership. In order to qualify as a REIT, we cannot operate hotels directly; therefore, we lease our hotels to our wholly-owned taxable REIT subsidiaries (“TRSs” and collectively the “TRS lessees”). At December 31, 2019, we held ownership interests in 12 hotels, with a total of 4,420 rooms.

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

Watermark Capital Partners, LLC (“Watermark Capital Partners” or “Watermark”) is a private investment firm formed in May 2002 that focuses on assets that benefit from specialized marketing strategies and demographic shifts, including hotels and resorts, resort residential products, recreational projects (e.g., golf and club ownership programs), and new-urbanism and mixed-use projects. The principal of Watermark Capital Partners, Mr. Medzigian, has managed lodging properties valued in excess of $7.0 billion during his over 38 years of experience in the lodging and real estate industries, including as the chief executive officer of Lazard Freres Real Estate Investors, a real estate private equity management organization, and as a senior partner of Olympus Real Estate Corporation, the real estate fund management affiliate of Hicks, Muse, Tate and Furst Incorporated.

We raised offering proceeds in our initial public offering of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock, for an aggregate of $851.3 million. The offering commenced in May 2014 and closed in July 2017. In addition, from inception through December 31, 2019, $28.9 million and $58.2 million of distributions were reinvested in our Class A and Class T common stock, respectively, through our distribution reinvestment plan (“DRIP”). We have fully invested the proceeds from our offering.

On October 22, 2019, we and Carey Watermark Investors Incorporated (“CWI 1”) announced that we have entered into a definitive merger agreement under which we will merge in an all-stock transaction, with CWI 1 surviving the merger as our wholly-owned subsidiary (the “Proposed Merger”). At the effective time of the Proposed Merger, each issued and outstanding share of CWI 1 common stock will be converted into 0.9106 shares of our Class A common stock. The exchange ratio was determined based on our December 31, 2018 estimated net asset value per share (“NAV”) of $11.41 for our Class A shares of common stock and CWI 1’s December 31, 2018 NAV of $10.39. The transaction is expected to close in the first quarter of 2020, subject to the approval of our stockholders and CWI 1’s stockholders, among other conditions. Following the closing of the Proposed Merger, the combined company will complete an internalization transaction with our Advisor and Subadvisor, as a result of which the combined company will become self-managed. For more information regarding the Proposed Merger, please

CWI 2 2019 10-K – 4

see the registration statement and joint proxy statement/prospectus on Form S-4 that we filed with the SEC on January 10, 2020 (the “Form S-4”).

In April 2019, we announced that our Advisor had determined our NAVs as of December 31, 2018 to be $11.41 for both our Class A and Class T shares of common stock. We currently do not intend to have our Advisor determine NAVs as of December 31, 2019, but currently expect that once the Proposed Merger closes, the combined company will determine and report its initial NAV.

We have no employees. At December 31, 2019, WPC had 204 employees who were available to perform services for us under the Advisory Agreement (Note 3) and Watermark Capital Partners had 16 employees who were available to perform services for us under the Subadvisory Agreement.

Narrative Description of Business

Business Objectives and Strategy

We are a publicly owned, non-traded REIT that strives to create value in the lodging industry. Our primary investment objectives are to provide stockholders with current income in the form of quarterly distributions and to increase the value of our portfolio in order to generate long-term capital appreciation.

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

Our Portfolio

At December 31, 2019, our portfolio was comprised of our full or partial ownership in 12 hotels with 4,420 guest rooms, all located in the United States. See Item 2. Properties.

CWI 2 2019 10-K – 5

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

Financing Strategies

At December 31, 2019, our hotel portfolio, including both the hotels that we consolidate in our financial statements (“Consolidated Hotels”) (as further discussed in Note 4) and the hotels that we record as equity investments in our financial statements (“Unconsolidated Hotels”) (as further discussed in Note 5), was 58% leveraged. Our organizational documents permit us to incur leverage of up to 75% of the total costs of our investments or 300% of our net assets (whichever is less), or a higher amount with the approval of a majority of our independent directors.

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

CWI 2 2019 10-K – 6

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

The Current Coronavirus Pandemic

The extent of the effects on our business from the current novel coronavirus pandemic continue to emerge and cannot be predicted with certainty. We have experienced cancellations of rooms and conferences, and expect that we will continue to do so until the spread of the virus, or the fear of its spread, subsides. In addition, government-imposed restrictions on travel and large gatherings are likely to adversely affect the performance of our hotels in affected areas. Moreover, our operations will be negatively affected if the hotel employees are quarantined as the result of exposure to the virus. These and other effects of the coronavirus could materially and adversely affect our business, results of operations, financial condition, ability to comply with financial covenants and ability to pay dividends and could magnify the adverse effects of the other risks described in this Risk Factors section.

Risks Related to the Proposed Merger

The exchange ratio is fixed and will not be adjusted in the event of any change in the relative values of the shares of CWI 1 common stock or CWI 2’s Class A common stock.

Upon the consummation of the merger, each issued and outstanding share of CWI 1 common stock (or fraction thereof) will be converted into the right to receive 0.9106 shares of CWI 2 Class A common stock. This exchange ratio is fixed pursuant to the merger agreement and will not be adjusted to reflect events or circumstances or other developments of which CWI 1 or CWI 2 become aware or which occur after the date of the merger agreement, or any changes in the relative values of CWI 1 and CWI 2, including:

•	changes in the respective businesses, operations, assets, liabilities, or prospects of CWI 1 and CWI 2;

•	changes in general market and economic conditions, and other factors generally affecting the relative values of CWI 1's and CWI 2's assets;

•	federal, state and local legislation, governmental regulation, and legal developments in the businesses in which CWI 1 and CWI 2 operate; or

CWI 2 2019 10-K – 7

•	other factors beyond the control of CWI 1 and CWI 2, including those described or referred to elsewhere in the "Risk Factors" section in the Form S-4.

Completion of the Proposed Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the merger will not be completed, which could result in the requirement that CWI 1 or CWI 2 pay certain termination fees or, in certain circumstances, that CWI 1 or CWI 2 pay expenses to the other party.

The merger agreement is subject to many conditions which must be satisfied or waived in order to complete the merger. The internalization is conditioned on, among other things, the consummation of the merger. The mutual conditions of the parties under the merger agreement include, among others: (i) the receipt of all necessary consents and approvals; (ii) the approval of the merger by CWI 1's stockholders; (iii) the approval of the merger by CWI 2's stockholders; and (iv) the absence of any law, order, or other legal restraint or prohibition that would prohibit, restrain, enjoin, or make illegal the merger or any of the transactions contemplated by the merger agreement. In addition, each party's obligation to consummate the merger is subject to certain other conditions, including among others: (a) the accuracy of the other party's representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (b) the other party's compliance with its covenants and agreements contained in the merger agreement; (c) the absence of any circumstances constituting a material adverse effect on the other party; (d) the receipt of certain legal opinions; and (e) certain matters with respect to the internalization documents, including the internalization documents remaining legal, valid, binding obligations of and enforceable against the parties thereto, written confirmation that all of the conditions to closing the internalization have been satisfied or waived, and there being no violation or default under any internalization document. For a more complete summary of the conditions that must be satisfied or waived prior to the consummation of the merger, see the section titled "The Merger Agreement-Conditions to Obligations to Complete the Merger and Other Transactions" in the Form S-4.

There can be no assurance that the conditions to closing the merger or the internalization will be satisfied or waived or that the merger or the internalization will be completed. Failure to consummate the merger or the internalization may adversely affect CWI 1's or CWI 2's results of operations and business prospects for the following reasons, among others: (i) each of CWI 1 and CWI 2 will incur certain transaction costs, regardless of whether the Proposed Merger closes, which could adversely affect each company's respective financial condition, results of operations, and ability to make distributions to its stockholders, and (ii) the Proposed Merger will divert the attention of personnel of the Advisor, CWI 1 Subadvisor, and CWI 2 Subadvisor from ongoing business activities, including the pursuit of other opportunities that could be beneficial to CWI 1 or CWI 2, respectively. In addition, CWI 1 or CWI 2 may terminate the merger agreement under certain circumstances, including among other reasons if the merger is not completed by March 31, 2020 and if the merger agreement is terminated under certain circumstances specified in the merger agreement, either CWI 1 or CWI 2 may be required to pay the other party a termination fee. The merger agreement also provides that one party may be required to reimburse the other party's transaction expenses, not to exceed $5 million, if the merger agreement is terminated under certain circumstances. See the section titled "The Merger Agreement-Termination Expenses" in the Form S-4.

For more information regarding the conditions and risks outlined above, please see the Form S-4.

The pendency of the Proposed Merger could adversely affect the business and operations of CWI 1 and CWI 2.

Prior to the effective date of the Proposed Merger, some vendors of each of CWI 1 and CWI 2 may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows, and expenses of CWI 1 and CWI 2, regardless of whether the merger is completed. Similarly, current and prospective employees of CWI 1 and CWI 2 may experience uncertainty about their future roles with the combined company following the Proposed Merger, which may materially adversely affect the ability of such entities to attract and retain key personnel during the pendency of the merger. In addition, due to operating restrictions in the merger agreement, subject to certain exclusions, each of CWI 1 and CWI 2 may be unable, during the pendency of the merger, to pursue liquidity events, undertake significant capital projects, undertake certain significant financing transactions, and otherwise pursue other actions, even if such actions would prove beneficial.

The ownership percentage of CWI 2 common stockholders will be diluted by the Proposed Merger.

The merger will dilute the ownership percentage of CWI 2 common stockholders and result in CWI 2 common stockholders having a smaller ownership stake in the combined company as compared to their current stake in CWI 2. Immediately following the consummation of the merger, including the issuance of shares of CWI 2 Class A common stock to CWI 1 stockholders pursuant to the merger agreement, it is estimated that former CWI 1 stockholders will hold in the aggregate approximately 58%, and that continuing CWI 2 common stockholders will hold in the aggregate approximately 42% of the issued and outstanding shares of common stock of the combined company. Consequently, CWI 2 common stockholders, as a

CWI 2 2019 10-K – 8

general matter, may have less influence over the management and policies of the combined company after the effective date of the merger than they currently exercise over the management and policies of CWI 2.

The stockholders of the combined company will be further diluted by the issuance of the common stock and Series A preferred stock and units in the CWI 2 Operating Partnership in the internalization.

The merger agreement contains provisions that could discourage a potential competing acquiror of either CWI 1 or CWI 2 or could result in any competing proposal being at a lower price than it might otherwise be.

The merger agreement contains provisions that, subject to certain exceptions, restrict the ability of each of CWI 1 and CWI 2 to solicit, initiate, knowingly encourage, or knowingly facilitate competing third-party proposals to acquire all, or a significant part, of CWI 1 or CWI 2, as applicable. In addition, each of CWI 1 and CWI 2 generally has an opportunity to offer to modify the terms of the Proposed Merger in response to any competing acquisition proposals that may be made under certain circumstances. Upon termination of the merger agreement in certain circumstances, either CWI 1 or CWI 2 may be required to pay a termination fee to the other party, and in certain other circumstances, one party may be required to pay the other party's transaction expenses. For more information, please see the sections titled "The Merger Agreement-Solicitation of Transactions" and "The Merger Agreement-Termination Expenses" in the Form S-4.

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all, or a significant part, of either CWI 1 or CWI 2 from considering or proposing an acquisition, even if the competing acquiror were prepared to pay consideration with a higher per share value than the value proposed to be realized in the merger, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

The shares of CWI 2 common stock to be received by CWI 1 stockholders as a result of the merger will have rights different from the shares of CWI 1 common stock.

Upon the consummation of the merger, the rights of former CWI 1 stockholders who receive CWI 2 common stock in the merger (and so become common stockholders of the combined company) will be governed by the charter and bylaws of the combined company and the Maryland General Corporation Law. The rights associated with CWI 1 common stock are different from the rights associated with common stock of the combined company. See the section titled "Comparison of Rights of CWI 1 Stockholders and CWI 2 Stockholders" in the Form S-4 for a discussion of the different rights associated with CWI 2 common stock.

There may be unexpected delays in the consummation of the Proposed Merger.

The Proposed Merger is expected to close during the first quarter of 2020, assuming that all of the conditions in the merger agreement are satisfied or waived. The merger agreement provides that either CWI 1 or CWI 2 may terminate the merger agreement if the merger has not occurred by March 31, 2020. Certain events may delay the consummation of the Proposed Merger, including difficulties in obtaining the approval of CWI 1's stockholders and CWI 2's stockholders or satisfying the other closing conditions to which the merger is subject.

Some of CWI 1's, CWI 2's, and their affiliates' directors and officers have interests in the Proposed Merger that are different from, or in addition to, those of the other CWI 1 stockholders and CWI 2 stockholders.

Some of the directors and officers of CWI 2 have interests in the Proposed Merger that are different from, or in addition to, those of CWI 1's stockholders and of CWI 2's stockholders generally. These interests include, among other things, the following: (i) the receipt by WPC and Watermark of consideration valued at $125.0 million in the aggregate (on the basis of CWI 2's estimated net asset value per share of $11.41 as of December 31, 2018) pursuant to the internalization agreement, of which affiliates of WPC will receive consideration valued at $97.4 million in the aggregate value and affiliates of Watermark will receive consideration valued at $27.6 million in the aggregate value; (ii) the CEO employment agreement that will take effect at the closing of the merger; (iii) the payment of $6.95 million to Michael G. Medzigian under the commitment agreement; (iv) the 5,912,950 shares of CWI 1 common stock and 3,755,336 shares of CWI 2 common stock owned by them at December 31, 2019; (v) the continued service of all of the independent directors of CWI 1 and of CWI 2 on the combined company's board of directors, for which they will receive compensation; and (vi) the other benefits described in the section titled "The Companies-The Combined Company-Potential Conflicts of Interest of the Combined Company" in the Form S-4. These interests, among other things, may influence or may have influenced CWI 2's directors to support or approve the merger.

CWI 2 2019 10-K – 9

The Proposed Merger will result in changes to the board of directors of the combined company.

Upon the consummation of the Proposed Merger, the composition of the board of directors of the combined company will be different than those of the current CWI 1 board and the CWI 2 board. The board of directors of the combined company will consist of nine directors, and pursuant to the internalization agreement, the parties thereto have agreed that for so long as WPC beneficially owns capital stock of the combined company with a value, determined in accordance with the internalization agreement, (i) equal to or greater than $100 million, WPC shall have the right to designate two directors for election to the board of directors of the combined company, (ii) equal to or greater than $50 million but less than $100 million, WPC shall have the right to designate one director for election to the board, and (iii) less than $50 million, WPC shall have no right to designate any director for election to the board. In addition, Michael G. Medzigian will be chairman of the combined company's board of directors in accordance with the terms of his employment agreement. See the section titled "The Internalization and the Internalization Agreement-CEO Employment Agreement" in the Form S-4. The new composition of the combined company's board of directors may affect the future decisions of the combined company.

If the merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.

The merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the merger is conditioned on, among other things, the receipt by each of CWI 1 and CWI 2 of an opinion of its respective counsel to the effect that the merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. If the merger were to fail to qualify as a tax-free reorganization, then each CWI 1 stockholder generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the shares of CWI 2 common stock received by the CWI 1 stockholder in the merger and (ii) the CWI 1 stockholder's adjusted tax basis in its CWI 1 common stock.

Risks Related to the Combined Company Following the Proposed Merger

The combined company may experience adverse consequences as a result of internalization.

The internalization involves a series of transactions and activities to internalize business operations within the combined company, including among others the termination of the existing advisory arrangements with the Advisor, CWI 1 Subadvisor, CWI 2 Subadvisor, and their respective affiliates, the hiring and onboarding of new employees by the combined company, and the assumption of contractual relationships and integration of services by the combined company. There is no guarantee that the internalization will be successful or achieve the results that are expected. If the merger and internalization are consummated, the combined company will be a self-managed REIT. The combined company will no longer bear the costs of the various fees and expense reimbursements previously paid to the Advisor, CWI 1 Subadvisor, CWI 2 Subadvisor, and their affiliates; however, the combined company's expenses will include the compensation and benefits of the combined company's officers, employees, and consultants, as well as overhead expenses. The combined company's employees will provide services historically provided by CWI 1's and CWI 2's external advisor, subadvisors, and their affiliates. The combined company will be subject to potential liabilities that are commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and the combined company will bear the cost of the establishment and maintenance of any employee compensation plans. In addition, neither CWI 1 nor CWI 2 has previously operated as a self-managed REIT, and the combined company may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-advised basis. If the combined company incurs unexpected expenses as a result of its self-management, its results of operations could be lower than they otherwise would have been.

The combined company's operating results after the Proposed Merger may materially differ from the pro forma information presented in the joint proxy statement/prospectus.

The combined company's operating results after the Proposed Merger may be materially different from those shown in the pro forma information presented in the joint proxy statement/prospectus, which represents only a combination of CWI 1's and CWI 2's historical results. See the section titled "Prospective Financial Information" beginning on page 149. The costs related to the merger and internalization could be higher or lower than currently estimated, depending on how difficult it is to integrate CWI 1's business with CWI 2's business and how difficult it is for the combined company to make the transition from being externally managed to self-managed.

The combined company will have substantial indebtedness upon the consummation of the merger.

CWI 2 2019 10-K – 10

In connection with the merger, the combined company will assume the indebtedness of CWI 1 and will be subject to risks associated with debt financing, including a risk that the combined company's cash flow could be insufficient to meet required payments on its debt. As of September 30, 2019, CWI 1 had consolidated indebtedness of $1.3 billion and CWI 2 had consolidated indebtedness of $0.8 billion. After giving effect to the merger, the combined company's total pro forma consolidated indebtedness will increase. Taking into account each of CWI 1's and CWI 2's existing indebtedness, and the assumption and consolidation of indebtedness in the merger, the combined company's pro forma consolidated indebtedness as of September 30, 2019, after giving effect to the merger, would be approximately $2.3 billion. In addition, the combined company will issue Series A preferred stock having an aggregate liquidation preference of $65.0 million to WPC in the internalization, and these shares are redeemable at the option of the holder under certain circumstances.

The combined company's indebtedness could have important consequences to holders of its common stock, including:

•	vulnerability of the combined company to general adverse economic and industry conditions;

•	limiting the combined company's ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•
requiring the use of a substantial portion of the combined company's cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to pay distributions, fund working capital, acquisitions, capital expenditures, and general corporate requirements;

•	limiting the combined company's flexibility in planning for, or reacting to, changes in its business and its industry;

•
delaying the combined company's ability to consummate a future liquidity event, such as an initial public offering or public stock exchange listing, or causing any such event to occur at a lower valuation than if the combined company had less indebtedness; and

•	putting the combined company at a disadvantage compared to its competitors with less indebtedness.

If and when the combined company completes a liquidity event, the market value ascribed to the shares of common stock of the combined company upon the liquidity event may be significantly lower than the estimated net asset values per share of CWI 1 and CWI 2 used to establish the exchange ratio in the merger.

In approving and recommending the merger, the CWI 1 special committee and the CWI 2 special committee considered the most recent estimated net asset values per share of CWI 1 and CWI 2, which are as of December 31, 2018. The estimated net asset value per share of the combined company will only be determined after the merger. In the event that the combined company completes a liquidity event after the consummation of the merger, such as an initial public offering or listing of its shares on a national securities exchange, the market value of the shares of the combined company upon the completion of such liquidity event may be significantly lower than the estimated net asset values considered by the CWI 1 special committee and CWI 2 special committee and the estimated net asset value per share of the combined company that may be reflected on the account statements of stockholders of the combined company after the consummation of the merger. For example, if the shares of the combined company are listed on a national securities exchange at some point after the consummation of the merger, the trading price of the shares may be significantly lower than the CWI 2 estimated value per share of $11.41 as of December 31, 2018.

Counterparties to certain significant agreements with CWI 1 or CWI 2 may exercise contractual rights under such agreements in connection with the Proposed Merger.

CWI 1 and CWI 2 are each party to certain agreements that give the counterparty certain rights following a "change in control," including in some cases the right to terminate the agreement. Under some such agreements, the Proposed Merger may constitute a change in control and therefore the counterparty may exercise certain rights under the agreement upon the closing of the Proposed Merger. Any such counterparty may request modifications of its agreements as a condition to granting a waiver or consent under its agreements. There can be no assurances that such counterparties will not exercise their rights under these agreements, including termination rights where available, or that the exercise of any such rights under, or modification of, these agreements will not adversely affect the business or operations of the combined company.

The combined company is subject to the risks of brand concentration.

Of the combined company's hotels, 26 utilize brands owned by Marriott or Hilton as of December 31, 2019. As a result, the combined company's success is dependent in part on the continued success of their brands. A negative public image or other adverse event that becomes associated with those brands, such as the recent cybersecurity incident affecting Marriott hotels, could adversely affect hotels operated under those brands. If those brands suffer a significant decline in appeal to the traveling

CWI 2 2019 10-K – 11

public, the revenues and profitability of the combined company's hotels operated under those brands could be adversely affected.

The combined company cannot assure stockholders that it will be able to continue paying distributions at the rate currently paid by CWI 2 or at all.

The combined company's common stockholders may not receive distributions equivalent to those currently paid by CWI 2 following the Proposed Merger for various reasons, including:

•
the combined company may not have enough cash to pay the cash portions of its distributions due to changes in the combined company's cash requirements, capital spending plans, cash flow, or financial position;

•
decisions on whether, when, and in which amounts to make any future distributions will remain at all times entirely at the discretion of the combined company's board of directors, which reserves the right to change CWI 2's current distribution practices at any time and for any reason; and

•	the combined company may desire to retain cash.

Stockholders of the combined company will have no contractual or other legal right to distributions that have not been authorized by the combined company's board of directors.

Former CWI 1 stockholders should expect to receive a portion of future dividends from the combined company in shares of CWI 2 Class A common stock for the foreseeable future, with the effect that the amount of cash dividends received by former CWI 1 stockholders should be lower after the merger.

The combined company currently expects to continue to pay dividends at the same annual rate as the dividend rate paid by CWI 2 before the merger; however, CWI 2 has historically paid a portion of its dividends in cash and a portion in stock, and the combined company expects to continue to do so for the foreseeable future. Assuming the combined company continues to pay dividends after the merger at the same annual rate as paid by CWI 2 before the merger, former CWI 1 stockholders will see an increase in the overall amount of dividends per share relative to the dividends paid by CWI 1, but the amount paid in cash will be less than the cash dividends per share paid by CWI 1.

The combined company may have adverse tax consequences if CWI 1 or CWI 2 has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

Each of CWI 1 and CWI 2 has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code. Each intends to continue to do so through the time of the Proposed Merger, and the combined company intends to continue operating in such a manner following the Proposed Merger. Neither CWI 1 nor CWI 2 has requested or plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. In order to qualify as a REIT, each of CWI 1 and CWI 2 must satisfy a number of requirements, including requirements regarding the ownership of its respective stock and the composition of its respective gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.

If CWI 1 or CWI 2 fails to qualify as a REIT, or is determined to have failed to qualify as a REIT in a prior year, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:

•
such company would be subject to U.S. federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);

•	such company could be subject to the U.S. federal alternative minimum tax (for taxable years ending prior to January 1, 2018) and possibly increased state and local taxes for such periods;

•
unless such company is entitled to relief under applicable statutory provisions of the Code, neither it nor any "successor" company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified; and

•
for up to five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, such company could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.

CWI 2 2019 10-K – 12

If CWI 1 failed to qualify as a REIT prior to the closing of the merger, the combined company, if it is determined to be a "successor" to CWI 1, would fail to qualify as a REIT and would be prohibited from making a REIT election for any taxable year prior to the fifth taxable year following the year during which CWI 1 was disqualified. In addition, the combined company would inherit any liability with respect to unpaid taxes of CWI 1 for any periods prior to the merger for which CWI 1 did not qualify as a REIT. As a result of all these factors, CWI 1's or CWI 2's failure to qualify as a REIT could impair the combined company's ability to expand its business and raise capital, and would materially adversely affect the value of its stock. In addition, for years in which the combined company does not qualify as a REIT, it will not otherwise be required to make distributions to stockholders.

The combined company depends on key personnel for its future success, and the loss of key personnel or inability to attract and retain personnel could harm the combined company's business.

The future success of the combined company depends in large part on its ability to hire and retain a sufficient number of qualified personnel. The future success of the combined company also depends upon the service of the combined company's executive officers, who have extensive market knowledge and relationships and will exercise substantial influence over the combined company's operational, financing, acquisition, and disposition activity.

Many of the combined company's other key executive personnel, particularly its senior managers, also have extensive experience. The loss of services of one or more members of the combined company's senior management team, or the combined company's inability to attract and retain highly qualified personnel, could adversely affect the combined company's business, diminish the combined company's investment opportunities, and weaken its relationships with lenders, business partners, and industry personnel, which could materially and adversely affect the combined company.

Key employees may depart either before or after the merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the merger. Accordingly, no assurance can be given that CWI 2 or, following the merger, the combined company will be able to retain key employees to the same extent as in the past.

Risks Related to an Investment in CWI 2 Prior to the Consummation of the Proposed Merger

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

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and, to a lesser extent, other sources; and there can be no assurance that our FFO will be sufficient to cover our future distributions. We fully covered total distributions declared for the year ended December 31, 2019 using FFO and funded all of these distributions from Net cash provided by operating activities. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales, borrowings or our DRIP to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid.

CWI 2 2019 10-K – 13

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

CWI 2 2019 10-K – 14

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

CWI 2 2019 10-K – 15

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

CWI 2 2019 10-K – 16

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

CWI 2 2019 10-K – 17

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

CWI 2 2019 10-K – 18

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

The anticipated replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.

Certain instruments within our debt profile are indexed to the London Interbank Offered Rate (“LIBOR”), which is a benchmark rate at which banks offer to lend funds to one another in the international interbank market for short term loans. Concerns regarding the accuracy and integrity of LIBOR led the United Kingdom to publish a review of LIBOR in September 2012. Based on the review, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (the “FCA”) were published and came into effect on April 2, 2013. On July 27, 2017, the FCA announced its intention to phase out LIBOR rates by the end of 2021.

We cannot predict the impact of these changes as regulators and the global financial markets debate the transition to a successor benchmark. Assuming that LIBOR becomes unavailable after 2021, the interest rates on our LIBOR-indexed debt will fall back to various alternative methods, any of which could result in higher interest obligations than under LIBOR. Further, the same costs and risks that may lead to the discontinuation or unavailability of LIBOR may make one or more of the alternative methods impossible or impracticable to determine. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates or borrowing costs to borrowers, any of which could have an adverse effect on our financing costs, liquidity, results of operations, and overall financial condition.

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

CWI 2 2019 10-K – 19

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

CWI 2 2019 10-K – 20

The occurrence of cyber incidents to our Advisor, or a deficiency in our Advisor’s cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information, or an unintentional accident or error. Our Advisor uses information technology and other computer resources to carry out important operational activities and to maintain business records. In addition, our Advisor may store or come into contact with sensitive information and data. As our Advisor’s reliance on technology has increased, so have the risks posed to our Advisor’s systems, both internal and outsourced. Our Advisor has implemented systems and processes intended to address ongoing and evolving cyber security risks, secure confidential information, and prevent unauthorized access to or loss of sensitive, confidential, and personal data. Although our Advisor and its service providers employ what they believe are adequate security, disaster recovery and other preventative and corrective measures, their security measures, may not be sufficient for all possible situations and could be vulnerable to, among other things, hacking, employee error, system error, and faculty password management.

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

CWI 2 2019 10-K – 21

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns (including pandemics and epidemics such as the Coronavirus), political instability, governmental restrictions on travel, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns (including natural disasters such as hurricanes, wildfires, tsunamis or earthquakes);

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

CWI 2 2019 10-K – 22

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

CWI 2 2019 10-K – 23

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

CWI 2 2019 10-K – 24

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

CWI 2 2019 10-K – 25

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

CWI 2 2019 10-K – 26

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

CWI 2 2019 10-K – 27

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

The REIT provisions of the Internal Revenue Code limit our ability to hedge assets and liabilities that are not incurred to acquire or carry real estate. Generally, income from hedging transactions that have been properly identified for tax purposes (which we enter into to manage interest rate risk with respect to borrowings to acquire or carry real estate assets) do not constitute “gross income” for purposes of the REIT gross income tests (such a hedging transaction is referred to as a “qualifying hedge”). In addition, if we enter into a qualifying hedge, but dispose of the underlying property (or a portion thereof) or the underlying debt (or a portion thereof) is extinguished, we can enter into a hedge of the original qualifying hedge, and income from the subsequent hedge will also not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs could be subject to tax on income or gains resulting from such hedges or expose us to greater interest rate risks than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

CWI 2 2019 10-K – 28

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

CWI 2 2019 10-K – 29

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

CWI 2 2019 10-K – 30

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

•
restricts the deductibility of interest expense by businesses (generally, to 30% of the business’s adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business;

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

Item 1B. Unresolved Staff Comments.

None.

CWI 2 2019 10-K – 31

Item 2. Properties.

Our principal corporate offices are located in the offices of our Advisor at 50 Rockefeller Plaza, New York, New York 10020.

Our Hotels

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at December 31, 2019:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	4/1/2015	Resort
Courtyard Nashville Downtown	TN	192	100%	5/1/2015	Select-Service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	11/4/2015	Full-Service
Seattle Marriott Bellevue (b)	WA	384	100%	1/22/2016	Full-Service
Le Méridien Arlington	VA	154	100%	6/28/2016	Full-Service
San Jose Marriott	CA	510	100%	7/13/2016	Full-Service
San Diego Marriott La Jolla	CA	376	100%	7/21/2016	Full-Service
Renaissance Atlanta Midtown Hotel	GA	304	100%	8/30/2016	Full-Service
Ritz-Carlton San Francisco	CA	336	100%	12/30/2016	Full-Service
Charlotte Marriott City Center	NC	446	100%	6/1/2017	Full-Service
		3,619
Unconsolidated Hotels
Ritz-Carlton Key Biscayne (c)	FL	443	19.3%	5/29/2015	Resort
Ritz-Carlton Bacara, Santa Barbara (d)	CA	358	60%	9/28/2017	Resort
		801
_________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

(b)
On October 16, 2019, we purchased the membership interest in the Seattle Marriott Bellevue venture that we did not already own from an unaffiliated third party for $0.3 million, which increased our ownership interest from 95.4% to 100.0% (Note 10).

(c)
A 47.4% interest in this venture is owned by CWI 1. The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 141 condo-hotel units that participate in the condo rental program.

(d)	This investment represents a tenancy-in-common interest; the remaining 40% interest is owned by CWI 1.

Our Hotel Management and Franchise Agreements

Hotel Management Agreements

All of our hotels are managed by independent hotel operators pursuant to management or operating agreements, with many also subject to separate license agreements addressing matters pertaining to operation under the designated brand. As of December 31, 2019, we had management or operating agreements with three different management companies related to our Consolidated Hotels. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates; securing and processing reservations; procuring inventories, supplies and services; providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts; and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels; review the operation and maintenance of the hotels; prepare reports, budgets and projections; and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

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

CWI 2 2019 10-K – 32

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

The management agreements relating to six of our Consolidated Hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist and no separate franchise fee is required for these hotels. These management agreements incur a base management fee ranging from 3.0% to 7.0% of hotel revenues. These hotels are all managed by subsidiaries of Marriott.

Franchise Agreements

Four of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of December 31, 2019, we have three franchise agreements with Marriott owned brands and one with a Hilton owned brand.

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

Item 3. Legal Proceedings.

At December 31, 2019, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

CWI 2 2019 10-K – 33

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares

There is no active public trading market for our shares. At March 6, 2020, there were 20,355 holders of record of our shares of common stock.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2019, we issued 235,178 shares of Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV per share of $11.41 per share. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2019:

	Class A		Class T
2019 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 – 31	—	$—	—	$—	N/A	N/A
November 1 – 30	—	—	—	—	N/A	N/A
December 1 – 31	5,892	10.85	15,532	10.94	N/A	N/A
Total	5,892		15,532
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

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2 2019 10-K – 34

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share amounts and statistical data):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Operating Data
Total hotel revenues	$367,207	$362,332	$340,810	$177,600	$49,085
Transaction costs	4,499	1,177	6,511	26,835	13,133
Net income (loss)	949	(349)	(4,494)	(17,450)	(12,063)
Income attributable to noncontrolling interests	(8,567)	(7,438)	(991)	(3,577)	(471)
Net loss attributable to CWI 2 stockholders	(7,618)	(7,787)	(5,485)	(21,027)	(12,534)

Basic and diluted loss per share:
Net loss attributable to CWI 2 stockholders — Class A Common Stock	(0.08)	(0.08)	(0.06)	(0.42)	(1.71)
Net loss attributable to CWI 2 stockholders — Class T Common Stock	(0.08)	(0.09)	(0.07)	(0.43)	(1.71)

Distributions declared per share — Class A Common Stock (a)	0.6996	0.6996	0.6955	0.6570	0.3775
Distributions declared per share — Class T Common Stock (b)	0.5968	0.5959	0.5919	0.5545	0.3181
Balance Sheet Data
Total assets	$1,576,982	$1,605,314	$1,641,848	$1,407,717	$478,979
Net investments in real estate (c)	1,424,476	1,473,205	1,514,680	1,282,124	396,864
Non-recourse and limited-recourse debt, net	840,465	833,836	831,329	571,935	207,888
Due to related parties and affiliates (d)	2,786	1,984	1,726	231,258	4,985
Other Information
Net cash provided by (used in) operating activities	$63,502	$68,956	$49,720	$24,559	$(3,553)
Cash distributions paid	45,345	44,004	36,446	17,633	621
Supplemental Financial Measures
FFO attributable to CWI 2 stockholders	$47,877	$44,668	$36,919	$(321)	$(8,354)
MFFO attributable to CWI 2 stockholders	52,417	46,499	44,811	26,086	4,779
Consolidated Hotel Operating Statistics (e)
Occupancy	76.3%	78.2%	78.3%	76.8%	71.8%
ADR	$250.92	$239.41	$233.72	$200.39	$181.86
RevPAR	191.56	187.27	$182.98	$153.89	$130.48
___________

(a)
For the first, second, third and fourth quarters of both 2019 and 2018, $0.0339 of each distribution was payable in shares of our Class A common stock. For the first, second, third and fourth quarters of 2017, $0.0332, $0.0338, $0.0339 and $0.0339 of the distribution was payable in shares of our Class A common stock, respectively. For the first, second, third and fourth quarters of 2016, $0.0250, $0.0263, $0.0332 and $0.0332 of the distribution was payable in shares of our Class A common stock, respectively. For the second, third and fourth quarters of 2015, $0.0129, $0.0250 and $0.0250 of the distribution was payable in shares of our Class A common stock, respectively.

CWI 2 2019 10-K – 35

(b)
For the first, second, third and fourth quarters of both 2019 and 2018, $0.0339 of each distribution was payable in shares of our Class T common stock. For the first, second, third and fourth quarters of 2017, $0.0332, $0.0338, $0.0339 and $0.0339 was payable in shares of our Class T common stock, respectively. For the first, second, third and fourth quarters of 2016, $0.0236, $0.0263, $0.0332 and $0.0332 was payable in shares of our Class T common stock, respectively. For the second, third and fourth quarters of 2015, $0.0122, $0.0236 and $0.0236 was payable in shares of our Class T common stock, respectively.

(c)	Net investments in real estate consist of Net investments in hotels and Equity investments in real estate.

(d)
At December 31, 2016, this amount included $210.0 million due to WPC for borrowings used to fund the acquisition of the Ritz-Carlton San Francisco. During the first quarter of 2017, we fully repaid the $210.0 million loan. This amount also included an accrual of $11.9 million for the distribution and shareholder servicing fee, which as of December 31, 2016 was paid to Carey Financial but is now paid directly to selected dealers, and is therefore no longer included in Due to related parties and affiliates as of December 31, 2017.

(e)	Represents statistical data for our Consolidated Hotels during our ownership period.

CWI 2 2019 10-K – 36

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

The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report and the matters described under Item 1A. Risk Factors. For discussion of our results of operations for the year ended December 31, 2017, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 15, 2019.

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
We raised a total of $851.3 million though our initial public offering, exclusive of DRIP. We have invested our offering proceeds in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality and by hotel renovations. We have invested in hotels and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Proposed Merger

On October 22, 2019, we and CWI 1 announced that we have entered into a definitive merger agreement under which we will merge in an all-stock transaction, with CWI 1 surviving the merger as our wholly-owned subsidiary. On January 13, 2020, the joint proxy statement/prospectus on Form S-4 previously filed with the SEC by us and CWI 1 was declared effective. At the effective time of the merger, each issued and outstanding share of CWI 1 common stock will be converted into 0.9106 shares of CWI 2 Class A common stock. The exchange ratio was determined based on our December 31, 2018 NAV of $11.41 for our Class A shares of common stock and CWI 1’s December 31, 2018 NAV of $10.39. The Proposed Merger is expected to close in the first quarter of 2020, subject to the approval of our stockholders and CWI 1’s stockholders, among other conditions. The special stockholder meetings for us and CWI 1 are currently scheduled for March 26, 2020. Following the closing of the Proposed Merger, the combined company will complete an internalization transaction with our Advisor and Subadvisor, as a result of which the combined company will become self-managed.

Please see our Current Report on Form 8-K dated October 22, 2019 for additional information.

The Current Coronavirus Pandemic

The extent of the effects on our business from the current novel coronavirus pandemic continue to emerge and cannot be predicted with certainty. We have experienced cancellations of rooms and conferences, and expect that we will continue to do so until the spread of the virus, or the fear of its spread, subsides. In addition, government-imposed restrictions on travel and large gatherings are likely to adversely affect the performance of our hotels in affected areas. Moreover, our operations will be negatively affected if the hotel employees are quarantined as the result of exposure to the virus. These and other effects of the coronavirus could materially and adversely affect our business, results of operations, financial condition, ability to comply with financial covenants and ability to pay dividends.

CWI 2 2019 10-K – 37

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Years Ended December 31,
	2019	2018
Hotel revenues	$367,207	$362,332
Net loss attributable to CWI 2 stockholders	(7,618)	(7,787)

Cash distributions paid	45,345	44,004

Net cash provided by operating activities	63,502	68,956
Net cash used in investing activities	(10,984)	(11,782)
Net cash used in financing activities	(44,680)	(51,346)

Supplemental Financial Measures: (a)
FFO attributable to CWI 2 stockholders	47,877	44,668
MFFO attributable to CWI 2 stockholders	52,417	46,499

Consolidated Hotel Operating Statistics
Occupancy	76.3%	78.2%
ADR	$250.92	$239.41
RevPAR	191.56	187.27
___________

(a)
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

The comparison of our results year over year is influenced by both the number and size of the hotels consolidated in each of the respective years. At both December 31, 2019 and 2018, we owned ten Consolidated Hotels.

CWI 2 2019 10-K – 38

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at December 31, 2019:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
2015 Acquisitions
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	4/1/2015	Resort
Courtyard Nashville Downtown	TN	192	100%	5/1/2015	Select-Service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	11/4/2015	Full-Service
2016 Acquisitions
Seattle Marriott Bellevue (b)	WA	384	100%	1/22/2016	Full-Service
Le Méridien Arlington	VA	154	100%	6/28/2016	Full-Service
San Jose Marriott	CA	510	100%	7/13/2016	Full-Service
San Diego Marriott La Jolla	CA	376	100%	7/21/2016	Full-Service
Renaissance Atlanta Midtown Hotel	GA	304	100%	8/30/2016	Full-Service
Ritz-Carlton San Francisco	CA	336	100%	12/30/2016	Full-Service
2017 Acquisition
Charlotte Marriott City Center	NC	446	100%	6/1/2017	Full-Service
		3,619
Unconsolidated Hotels
Ritz-Carlton Key Biscayne (c)	FL	443	19.3%	5/29/2015	Resort
Ritz-Carlton Bacara, Santa Barbara (d)	CA	358	60%	9/28/2017	Resort
		801
_________

(a)	The remaining 50% interest in this venture is owned by CWI 1.

(b)
On October 16, 2019, we purchased the membership interest in the Seattle Marriott Bellevue venture that we did not already own from an unaffiliated third party for $0.3 million, which increased our ownership interest from 95.4% to 100.0% (Note 10).

(c)
A 47.4% interest in this venture is owned by CWI 1. The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 141 condo-hotel units that participate in the resort rental program.

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

CWI 2 2019 10-K – 39

The following table presents our comparative results of operations (in thousands):

	Years Ended December 31,
	2019	2018	Change
Hotel Revenues	$367,207	$362,332	$4,875

Hotel Operating Expenses	299,108	293,534	5,574

Asset management fees to affiliate and other expenses	10,802	10,932	(130)
Corporate general and administrative expenses	7,623	7,464	159
Transaction costs	4,499	1,177	3,322
(Gain) loss on hurricane-related property damage	(10)	682	(692)
Total Expenses	322,022	313,789	8,233

Operating Income	45,185	48,543	(3,358)
Interest expense	(39,902)	(40,226)	324
Equity in losses of equity method investment in real estate, net	(5,209)	(5,819)	610
Other income	965	792	173
Loss on extinguishment of debt	(5)	(380)	375
Income Before Income Taxes	1,034	2,910	(1,876)
Provision for income taxes	(85)	(3,259)	3,174
Net Income (Loss)	949	(349)	1,298
Income attributable to noncontrolling interests	(8,567)	(7,438)	(1,129)
Net Loss Attributable to CWI 2 Stockholders	$(7,618)	$(7,787)	$169
Supplemental financial measure:(a)
MFFO Attributable to CWI 2 Stockholders	$52,417	$46,499	$5,918
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

Hotel Revenues

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, hotel revenues increased by $4.9 million. This increase was primarily driven by increases in revenue from the Ritz-Carlton San Francisco, Renaissance Atlanta Midtown Hotel, Charlotte Marriott City Center and Embassy Suites by Hilton Denver-Downtown/Convention Center. The increase in revenue from the Ritz-Carlton San Francisco was largely the result of an increase in group bookings driven by the re-opening of the Moscone Convention Center in the fourth quarter of 2018, while the Renaissance Atlanta Midtown Hotel benefited from Super Bowl LIII in February 2019, as well as incurring renovation-related disruption during 2018. The increases in revenue from the Charlotte Marriott City Center and Embassy Suites by Hilton Denver-Downtown/Convention Center were driven primarily by banquet and catering revenues.

These increases were partially offset by a decrease in revenue from Sawgrass Golf Resort & Spa, resulting from a decrease in group bookings as compared to 2018, as well as the impact of Hurricane Dorian, which resulted in decreased demand leading up to the hurricane, as well as closure of the hotel for approximately one week in September 2019. Additionally, 2018 revenue for the hotel included $0.9 million of business interruption income.

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs (including but not limited to expenses related to departments such as parking, spa and gift shops) fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

CWI 2 2019 10-K – 40

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, hotel operating expenses increased by $5.6 million. This increase was primarily driven by increases in expenses from the Ritz-Carlton San Francisco, Renaissance Atlanta Midtown Hotel, Charlotte Marriott City Center and Embassy Suites by Hilton Denver-Downtown/Convention Center, partially offset by a decrease from Sawgrass Golf Resort & Spa, consistent with the fluctuations in revenue discussed above.

Transaction Costs

2019 — During the year ended December 31, 2019, transactions costs were $4.5 million and represented legal, accounting, financial advisory and other transaction costs related to the Proposed Merger and related transactions.

2018 — During the year ended December 31, 2018, transaction costs were $1.2 million. In connection with our acquisition of the Ritz-Carlton San Francisco on December 30, 2016, we funded a $10.0 million net operating income guarantee reserve at closing into a restricted cash account, which guaranteed us minimum predetermined net operating income amounts over a period of approximately two years, with any remaining funds at the end of the two year period to be remitted back to the seller. Throughout the two year period, we made draws against this reserve and at December 31, 2018 (the end of the two year period), we estimated that a total of $1.2 million would be remitted to the seller and recognized this as transaction costs during the year ended December 31, 2018. During the second quarter of 2019, $1.2 million was remitted to the seller.

(Gain) Loss on Hurricane-Related Property Damage

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

We and CWI 1 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2% to 5% of the insured value. We currently estimate our aggregate casualty insurance claim for our Consolidated Hotels related to Hurricane Irma to be in the range of $5.0 million to $10.0 million, which includes estimated clean up, repair and rebuilding costs, and estimate our aggregate business interruption insurance claim to be approximately $1.0 million. We currently estimate the collective casualty insurance claim for us and CWI 1 combined to be in the range of $70.0 million to $80.0 million and the collective business interruption insurance claim to be in the range of $25.0 million to $35.0 million. As the restoration work continues to be performed, the estimated total costs will change. We believe that we maintain adequate insurance coverage on our hotels and are working closely with the insurance carriers and claims adjuster to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues as a result of Hurricane Irma. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carriers. We recorded revenue for covered business interruption related to Hurricane Irma of $0.9 million during the year ended December 31, 2018. We record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carriers.

Interest Expense

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, interest expense decreased by $0.3 million. Interest expense is comprised primarily of interest expense related to our mortgage loans. Our average outstanding debt balance was $836.5 million and $835.8 million during the years ended December 31, 2019 and 2018, respectively. Our weighted-average interest rate was 4.4% and 4.5% during the years ended December 31, 2019 and 2018, respectively.

CWI 2 2019 10-K – 41

Equity in Losses of Equity Method Investments in Real Estate, Net

Equity in losses of equity method investments in real estate, net represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and is based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized during the years ended December 31, 2019 or 2018.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value (“HLBV”) method, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
Unconsolidated Hotels	2019	2018
Ritz-Carlton Bacara, Santa Barbara Venture (a)	$(5,918)	$(7,314)
Ritz-Carlton Key Biscayne Venture (b)	709	1,495
Total equity in losses of equity method investments in real estate, net	$(5,209)	$(5,819)
___________

(a)
The decrease in our share of equity in (losses) from the venture for the year ended December 31, 2019 as compared to the same period in 2018 reflects an improvement in the operating results of the venture.

(b)
The decrease in our share of equity in earnings from the venture for the year ended December 31, 2019 as compared to the same period in 2018 is primarily the result of a decrease in the hotel’s net income, which was impacted by renovations at the hotel.

Loss on Extinguishment of Debt

2019 — During the year ended December 31, 2019, we recognized a loss on extinguishment of debt of less than $0.1 million related to the refinancing of the Marriott Sawgrass Golf Resort & Spa mortgage loan (Note 8).

2018 — During the year ended December 31, 2018, we recognized a loss on extinguishment of debt of $0.4 million related to the refinancing of the Renaissance Atlanta Midtown senior mortgage and mezzanine loans (Note 8).

Provision for Income Taxes

For the year ended December 31, 2019 as compared to the same period in 2018, our provision for income taxes decreased by $3.2 million, largely driven by the release of a $2.3 million valuation allowance for deferred tax assets during the first quarter of 2019 related to Marriott Sawgrass Golf Resort & Spa, due to, in part, the TRS achieving three years of cumulative pre-tax income during the current year period. We determined that there was sufficient positive evidence to conclude that it is more likely than not that the deferred taxes of $2.3 million are realizable.

Income Attributable to Noncontrolling Interests

The following table sets forth our income attributable to noncontrolling interests (in thousands):

	Years Ended December 31,
Venture	2019	2018
Marriott Sawgrass Golf Resort & Spa Venture	$(2,305)	$(1,971)
Operating Partnership — Available Cash Distribution (Note 3)	(6,262)	(5,467)
	$(8,567)	$(7,438)

CWI 2 2019 10-K – 42

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI 2 stockholders, see Supplemental Financial Measures below.

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, MFFO increased by $5.9 million, primarily as a result of a net increase in income from hotel operations.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses, interest and principal on current and future indebtedness and distributions to stockholders. Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. We expect to meet our liquidity requirement from cash generated from operations. To the extent that these funds are insufficient to satisfy our cash flow requirements, additional funds may be provided from asset sales, long- and/or short-term borrowings, proceeds from mortgage financings or refinancings.

Sources and Uses of Cash During the Year

We have fully invested the proceeds from our initial public offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and the seasonality in the demand for our hotels. Also, hotels we own may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, proceeds available under our Working Capital Facility (as defined in Note 3), through its expiration, which, as amended, is the later of March 31, 2020 or the close date of the Proposed Merger, the proceeds of mortgage loans, sales of assets, or distributions reinvested in our common stock through our DRIP. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

2019

Operating Activities — For the year ended December 31, 2019 as compared to 2018, net cash provided by operating activities decreased by $5.5 million. The year ended December 31, 2019 included transaction costs paid in connection with the Proposed Merger and related transactions totaling $3.4 million.

Investing Activities — During 2019, net cash used in investing activities was $11.0 million. We funded $10.6 million of capital expenditures for our Consolidated Hotels and capital contributions of $5.7 million to the Ritz-Carlton Bacara, Santa Barbara Venture, which was used, in part, to fund a renovation at the hotel. Also, we made a payment of $2.1 million to Watermark in consideration of the commitments of Watermark and Mr. Medzigian to wind down and ultimately liquidate a private fund that was formed to raise capital to invest in lodging properties, and to devote their business activities exclusively to the affairs of us and CWI 1 and certain other activities, as discussed in Note 3. We received distributions received from equity investments in excess of cumulative equity income totaling $7.4 million.

Financing Activities — During 2019, net cash used in financing activities was $44.7 million, primarily as a result of scheduled payments and prepayments of mortgage financing totaling $83.3 million (of which $78.0 million was made in connection with the refinancing of the Sawgrass Golf Resort & Spa mortgage loan during the fourth quarter of 2019 (Note 8)), cash distributions paid to stockholders of $45.3 million, distributions to noncontrolling interests totaling $13.5 million and redemptions of our common stock pursuant to our redemption plan totaling $11.1 million, as described below. These cash outflows were partially offset by proceeds of $90.0 million from the refinancing of the Sawgrass Golf Resort & Spa loan and the reinvestment of distributions in shares of our common stock through our DRIP, net of distribution and shareholder servicing fee payments, totaling $20.5 million.

CWI 2 2019 10-K – 43

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

Investing Activities — During 2018, net cash used in investing activities was $11.8 million, primarily as a result of funding $16.9 million of capital expenditures for our Consolidated Hotels, partially offset by distributions received from equity investments in excess of cumulative equity income totaling $5.6 million.

Financing Activities — During 2018, net cash used in financing activities was $51.3 million, primarily as a result of scheduled payments and prepayments of mortgage financing totaling $47.5 million substantially made in connection with the refinancing of the Renaissance Atlanta Midtown senior mortgage and mezzanine loans during the third quarter of 2018 (Note 8), cash distributions paid to stockholders of $44.0 million, redemptions of our common stock pursuant to our redemption plan totaling $19.3 million and distributions to noncontrolling interests totaling $9.2 million, partially offset by proceeds of $49.0 million from the refinancing of the Renaissance Atlanta Midtown loans and the reinvestment of distributions in shares of our common stock through our DRIP, net of distribution and shareholder servicing fee payments, totaling $20.7 million.

Distributions

Our current objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to manage a portfolio of investments with potential for capital appreciation throughout varying economic cycles. During the year ended December 31, 2019, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $45.3 million, which were comprised of cash distributions of $19.1 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $26.2 million. From inception through December 31, 2019, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $155.7 million, which were comprised of cash distributions of $62.2 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $93.5 million.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. We fully covered total distributions declared for the year ended December 31, 2019 using FFO and funded all of these distributions from Net cash provided by operating activities. We expect that, in the future, if distributions cannot be fully sourced from net cash provided by operating activities, they may be sourced from other sources of cash, such as financings, borrowings, or sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the year ended December 31, 2019, we redeemed 349,992 shares and 678,256 shares of our Class A and Class T common stock, respectively, pursuant to our redemption plan, comprised of 91 redemption requests and 158 redemption requests, respectively, and all at an average price per share of $10.84. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the year ended December 31, 2019. We funded all share redemptions during the year ended December 31, 2019 with proceeds from the sale of shares of our common stock pursuant to our DRIP.

CWI 2 2019 10-K – 44

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	December 31,
	2019	2018
Carrying Value
Fixed rate (a)	$483,019	$485,121
Variable rate (a):
Amount subject to interest rate swaps	186,642	99,718
Amount subject to interest rate caps	170,804	248,997
	357,446	348,715
	$840,465	$833,836
Percent of Total Debt
Fixed rate	57%	58%
Variable rate	43%	42%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.3%	4.3%
Variable rate (b)	4.1%	4.9%
_________

(a)	Aggregate debt balance includes deferred financing costs totaling $3.1 million as of both December 31, 2019 and 2018.

(b)	The impact of our derivative instruments (Note 7) are reflected in the weighted-average interest rates.

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

Cash Resources

At December 31, 2019, our cash resources consisted of cash totaling $81.7 million, of which $13.5 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, all of which was available to be drawn at December 31, 2019, with its maturity date the later of March 31, 2020 or the closing of the Proposed Merger. Our cash resources can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below, as well as to fund any future investments.

Cash Requirements and Liquidity

During the next 12 months, we expect that our cash requirements will include paying costs incurred in connection with the Proposed Merger and related transactions, distributions to our stockholders, reimbursing our Advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 9), funding hurricane-related repair and remediation costs in excess of insurance proceeds received, making scheduled mortgage loan principal payments, including scheduled balloon payments of $219.5 million on three mortgage loans (one loan was refinanced as of the date of this Report), as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payments, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations and mortgage financing to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments.

CWI 2 2019 10-K – 45

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. At December 31, 2019 and 2018, $26.7 million and $20.4 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments) at December 31, 2019, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$843,607	$224,614	$539,115	$79,878	$—
Interest on borrowings (b)	72,796	30,114	40,496	2,186	—
Contractual capital commitments (c)	11,457	11,457	—	—	—
Annual distribution and shareholder servicing fee (d)	5,276	5,276	—	—	—
	$933,136	$271,461	$579,611	$82,064	$—
___________

(a)	Excludes deferred financing costs totaling $3.1 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(c)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels, which does not reflect any remaining restoration work as a result of Hurricane Irma (Note 9).

(d)	Represents the estimated liability for the present value of the future distribution and shareholder servicing fees in connection with our Class T common stock (Note 3).

Equity Method Investments

At December 31, 2019, we owned equity interests in two Unconsolidated Hotels, one solely with CWI 1 and another together with CWI 1 and an unrelated third party. Our ownership interest and summarized financial information for these investments at December 31, 2019 is presented below. Summarized financial information provided represents the total amounts attributable to these investments and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-	Third-Party Debt
Venture	December 31, 2019	Total Assets	Party Debt	Maturity Date
Ritz-Carlton Key Biscayne Venture	19.3%	$321,730	$185,104	8/2021
Ritz-Carlton Bacara, Santa Barbara Venture	60%	378,772	228,434	9/2021
		$700,502	$413,538

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

CWI 2 2019 10-K – 46

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

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT, an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

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

CWI 2 2019 10-K – 47

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

CWI 2 2019 10-K – 48

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

CWI 2 2019 10-K – 49

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2019	2018
Net loss attributable to CWI 2 stockholders	$(7,618)	$(7,787)
Adjustments:
Depreciation and amortization of real property	47,837	46,403
Proportionate share of adjustments for partially owned entities — FFO adjustments	7,658	6,052
Total adjustments	55,495	52,455
FFO attributable to CWI 2 stockholders (as defined by NAREIT)	47,877	44,668
Transaction costs (a)	4,499	1,177
Other rent adjustments	44	(67)
(Gain) loss on hurricane-related property damage (b)	(10)	682
Loss on extinguishment of debt	5	380
Proportionate share of adjustments for partially owned entities — MFFO adjustments	2	(341)
Total adjustments	4,540	1,831
MFFO attributable to CWI 2 stockholders	$52,417	$46,499
___________

(a)
Transaction costs for the year ended December 31, 2019 are costs incurred in connection with the Proposed Merger and related transactions and included legal, accounting, financial advisory and other transaction costs. We have excluded these costs because of their non-recurring nature. For the year ended December 31, 2018, transaction costs represented acquisition-related costs and fees associated with an acquisition of a Consolidated Hotel. We have excluded theses costs as they are considered outside the normal course of operations. By excluding expensed transaction costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.

(b)	We excluded the (gain) loss on hurricane-related property damage because of its non-recurring nature.

CWI 2 2019 10-K – 50

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

At December 31, 2019, all of our long-term debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. Our debt obligations are more fully described in Note 8 and under Liquidity and Capital Resources in Item 7 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at December 31, 2019 and excludes deferred financing costs (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed-rate debt	$4,319	$4,497	$395,618	$79,878	$—	$—	$484,312	$484,873
Variable-rate debt	$220,295	$49,000	$90,000	$—	$—	$—	$359,295	$359,295

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at December 31, 2019 by an aggregate increase of $14.9 million or an aggregate decrease of $16.1 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at December 31, 2019 would increase or decrease by $1.7 million for each respective 1.0% change in annual interest rates.

CWI 2 2019 10-K – 51

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CWI 2 2019 10-K – 52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carey Watermark Investors 2 Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carey Watermark Investors 2 Incorporated and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of equity, and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP
New York, NY
March 12, 2020

We have served as the Company's auditor since 2014.

CWI 2 2019 10-K – 53

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Investments in real estate:
Hotels, at cost	$1,468,888	$1,464,933
Accumulated depreciation	(157,581)	(113,184)
Net investments in hotels	1,311,307	1,351,749
Equity investments in real estate	113,169	121,456
Cash and cash equivalents	81,713	76,823
Restricted cash	30,062	27,114
Accounts receivable, net	25,719	18,826
Other assets	15,012	9,346
Total assets	$1,576,982	$1,605,314
Liabilities and Equity
Non-recourse debt, net	$840,465	$833,836
Accounts payable, accrued expenses and other liabilities	59,471	61,913
Due to related parties and affiliates	2,786	1,984
Distributions payable	11,616	11,178
Total liabilities	914,338	908,911
Commitments and contingencies (Note 9)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 32,762,005 and 31,023,863 shares, respectively, issued and outstanding	33	31
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 60,623,093 and 59,006,632 shares, respectively, issued and outstanding	61	59
Additional paid-in capital	852,051	825,896
Distributions and accumulated losses	(210,224)	(156,823)
Accumulated other comprehensive (loss) income	(157)	1,205
Total stockholders’ equity	641,764	670,368
Noncontrolling interests	20,880	26,035
Total equity	662,644	696,403
Total liabilities and equity	$1,576,982	$1,605,314

See Notes to Consolidated Financial Statements.

CWI 2 2019 10-K – 54

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues
Hotel Revenues
Rooms	$253,044	$247,099	$229,109
Food and beverage	92,400	93,555	92,150
Other operating revenue	20,954	20,744	19,551
Business interruption income	809	934	—
Total Hotel Revenues	367,207	362,332	340,810
Expenses
Rooms	56,189	57,008	53,554
Food and beverage	67,857	68,132	66,337
Other hotel operating expenses	4,612	5,292	5,674
General and administrative	33,694	32,455	29,817
Sales and marketing	31,601	30,562	30,218
Property taxes, insurance, rent and other	22,918	19,973	18,061
Management fees	13,046	13,014	12,148
Repairs and maintenance	12,848	12,099	11,377
Utilities	8,732	8,862	8,474
Depreciation	47,611	46,137	43,729
Total Hotel Operating Expenses	299,108	293,534	279,389
Asset management fees to affiliate and other expenses	10,802	10,932	8,995
Corporate general and administrative expenses	7,623	7,464	6,403
Transaction costs	4,499	1,177	6,511
(Gain) loss on hurricane-related property damage	(10)	682	2,699
Total Expenses	322,022	313,789	303,997
Operating Income	45,185	48,543	36,813
Interest expense	(39,902)	(40,226)	(35,824)
Equity in losses of equity method investment in real estate, net	(5,209)	(5,819)	(1,482)
Other income	965	792	155
Loss on extinguishment of debt	(5)	(380)	(256)
Income (loss) before income taxes	1,034	2,910	(594)
Provision for income taxes	(85)	(3,259)	(3,900)
Net Income (Loss)	949	(349)	(4,494)
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $6,262, $5,467 and $5,078, respectively)	(8,567)	(7,438)	(991)
Net Loss Attributable to CWI 2 Stockholders	$(7,618)	$(7,787)	$(5,485)

Class A Common Stock
Net loss attributable to CWI 2 stockholders	$(2,509)	$(2,443)	$(1,740)
Basic and diluted weighted-average shares outstanding	32,260,398	30,390,179	27,825,037
Basic and diluted loss per share	$(0.08)	$(0.08)	$(0.06)

Class T Common Stock
Net loss attributable to CWI 2 stockholders	$(5,109)	$(5,344)	$(3,745)
Basic and diluted weighted-average shares outstanding	60,499,745	58,842,820	54,686,084
Basic and diluted loss per share	$(0.08)	$(0.09)	$(0.07)

See Notes to Consolidated Financial Statements.

CWI 2 2019 10-K – 55

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net Income (Loss)	$949	$(349)	$(4,494)
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(1,309)	(171)	484
Comprehensive Loss	(360)	(520)	(4,010)

Amounts Attributable to Noncontrolling Interests
Net income	(8,567)	(7,438)	(991)
Unrealized (gain) loss on derivative instruments	(53)	3	(7)
Comprehensive income attributable to noncontrolling interests	(8,620)	(7,435)	(998)
Comprehensive Loss Attributable to CWI 2 Stockholders	$(8,980)	$(7,955)	$(5,008)

See Notes to Consolidated Financial Statements.

CWI 2 2019 10-K – 56

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	CWI 2 Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income (Loss)	Total CWI 2 Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	31,023,863	$31	59,006,632	$59	$825,896	$(156,823)	$1,205	$670,368	$26,035	$696,403
Net (loss) income						(7,618)		(7,618)	8,567	949
Shares issued, net of offering costs	726,688	1	1,581,775	2	26,137			26,140		26,140
Shares issued to affiliates	944,647	1			10,707			10,708		10,708
Distributions to noncontrolling interests								—	(13,478)	(13,478)
Purchase of membership interest from noncontrolling interest								—	(297)	(297)
Shares issued under share incentive plans	19,352	—			248			248		248
Stock-based compensation to directors	18,476	—			210			210		210
Stock dividends issued	378,971	—	712,942	1				1		1
Distributions declared ($0.6996 and $0.5968 per share to Class A and Class T, respectively)						(45,783)		(45,783)		(45,783)
Other comprehensive (loss) income							(1,362)	(1,362)	53	(1,309)
Repurchase of shares	(349,992)	—	(678,256)	(1)	(11,147)			(11,148)		(11,148)
Balance at December 31, 2019	32,762,005	$33	60,623,093	$61	$852,051	$(210,224)	$(157)	$641,764	$20,880	$662,644

Balance at January 1, 2018	29,510,914	$29	57,871,712	$58	$807,377	$(104,809)	$1,373	$704,028	$27,757	$731,785
Net (loss) income						(7,787)		(7,787)	7,438	(349)
Shares issued, net of offering costs	769,324	1	1,640,727	1	27,067			27,069		27,069
Shares issued to affiliates	943,271	1			10,392			10,393		10,393
Distributions to noncontrolling interests								—	(9,157)	(9,157)
Shares issued under share incentive plans	17,535	—			216			216		216
Stock-based compensation to directors	15,384	—			171			171		171
Stock dividends issued	370,644	1	719,272	1				2		2
Distributions declared ($0.6996 and $0.5959 per share to Class A and Class T, respectively)						(44,227)		(44,227)		(44,227)
Other comprehensive loss							(168)	(168)	(3)	(171)
Repurchase of shares	(603,209)	(1)	(1,225,079)	(1)	(19,327)			(19,329)		(19,329)
Balance at December 31, 2018	31,023,863	$31	59,006,632	$59	$825,896	$(156,823)	$1,205	$670,368	$26,035	$696,403

(Continued)

CWI 2 2019 10-K – 57

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
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

See Notes to Consolidated Financial Statements.

CWI 2 2019 10-K – 58

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows — Operating Activities
Net income (loss)	$949	$(349)	$(4,494)
Adjustments to net income (loss):
Depreciation	47,611	46,137	43,729
Asset management fees to affiliates settled in shares	10,734	10,400	8,670
Equity in losses of equity method investments in real estate, net	5,209	5,819	1,482
Amortization of deferred financing costs, deferred key money and other	1,149	1,297	830
Business interruption income	(809)	(934)	—
Amortization of stock-based compensation	566	486	436
(Gain) loss on hurricane-related property damage	(10)	682	2,699
Loss on extinguishment of debt	5	380	254
Net changes in other assets and liabilities	(5,341)	2,436	1,360
Business interruption insurance proceeds	1,690	53	—
Distributions of earnings from equity method investments	1,342	2,305	1,310
Receipt of key money and other deferred incentive payments	305	—	2,688
Increase (decrease) in due to related parties and affiliates	102	407	(7,786)
Funding of hurricane-related remediation work	—	(163)	(1,458)
Net Cash Provided by Operating Activities	63,502	68,956	49,720
Cash Flows — Investing Activities
Capital expenditures	(10,607)	(16,915)	(17,049)
Distributions from equity investments in excess of cumulative equity income	7,418	5,619	—
Capital contributions to equity investments in real estate	(5,745)	(486)	(2,433)
Payment of Watermark commitment fee	(2,050)	—	—
Acquisitions of hotels	—	—	(168,884)
Purchase of equity interest	—	—	(96,288)
Deposits released for hotel investments	—	—	1,521
Hurricane-related property insurance proceeds	—	—	7
Net Cash Used in Investing Activities	(10,984)	(11,782)	(283,126)
Cash Flows — Financing Activities
Proceeds from mortgage financing	90,000	49,000	301,900
Scheduled payments and prepayments of mortgage principal	(83,299)	(47,502)	(42,000)
Distributions paid	(45,345)	(44,004)	(36,446)
Net proceeds from issuance of shares	20,531	20,670	237,650
Distributions to noncontrolling interests	(13,478)	(9,157)	(8,372)
Repurchase of shares	(11,148)	(19,327)	(6,809)
Deferred financing costs	(1,521)	(809)	(2,090)
Purchase of membership interest from noncontrolling interest	(297)	—	(3,524)
Withholding on restricted stock units	(108)	(99)	(81)
Purchase of interest rate cap	(15)	(118)	(16)
Repayment of notes payable to affiliate	—	—	(210,000)
Deposits released for mortgage financing	—	—	2,235
Deposits for mortgage financing	—	—	(725)
Net Cash (Used in) Provided by Financing Activities	(44,680)	(51,346)	231,722
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Net increase (decrease) in cash and cash equivalents and restricted cash	7,838	5,828	(1,684)
Cash and cash equivalents and restricted cash, beginning of year	103,937	98,109	99,793
Cash and cash equivalents and restricted cash, end of year	$111,775	$103,937	$98,109

See Notes to Consolidated Financial Statements.

CWI 2 2019 10-K – 59

CAREY WATERMARK INVESTORS 2 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information (in thousands):

	Years Ended December 31,
	2019	2018	2017
Interest paid, net of amounts capitalized	$37,963	$38,193	$33,135
Income taxes paid	$4,429	$2,248	$4,721

See Notes to Consolidated Financial Statements.

CWI 2 2019 10-K – 60

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

We are managed by Carey Lodging Advisors, LLC (our “Advisor”), an indirect subsidiary of WPC. Our Advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. CWA 2, LLC (the “Subadvisor”), a subsidiary of Watermark Capital Partners LLC (“Watermark Capital Partners” or “Watermark”), provides services to our Advisor, primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Mr. Michael G. Medzigian, our Chief Executive Officer, subject to the approval of our independent directors.

We held ownership interests in 12 hotels at December 31, 2019, including ten hotels that we consolidate (“Consolidated Hotels”) and two hotels that we record as equity investments (“Unconsolidated Hotels”), at December 31, 2019.

Public Offering

We raised offering proceeds in our initial public offering of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock. The offering commenced on May 22, 2014 and closed on July 31, 2017. We have fully invested the proceeds from our initial public offering. In addition, from inception through December 31, 2019, $28.9 million and $58.2 million of distributions were reinvested in our Class A and Class T common stock, respectively, as a result of our distribution reinvestment plan.

Proposed Merger

On October 22, 2019, we and Carey Watermark Investors Incorporated (“CWI 1”) announced that we had entered into a definitive merger agreement under which we will merge in an all-stock transaction, with CWI 1 surviving the merger as our wholly-owned subsidiary (the “Proposed Merger”). On January 13, 2020, the joint proxy statement/prospectus on Form S-4 previously filed with the SEC by us and CWI 1 was declared effective. The Proposed Merger is expected to close in the first quarter of 2020, subject to the approval of our stockholders and CWI 1’s stockholders, among other conditions. The special stockholder meetings for both us and CWI 1 are currently scheduled for March 26, 2020. Following the close of the Proposed Merger, the combined company will complete an internalization transaction with our Advisor and Subadvisor, as a result of which the combined company will become self-managed.

The Proposed Merger is expected to be accounted for as a business combination in accordance with current authoritative accounting guidance. We expect to conclude that CWI 1 will be the accounting acquiror in the merger as (i) CWI 1’s pre-merger stockholders will have a majority of the voting power in the combined company after the merger and (ii) CWI 1 is significantly larger than us when considering assets and revenues. As CWI 1 is expected to be the accounting acquiror while we will be the legal acquiror, the merger will be accounted for as a reverse acquisition, and therefore, the historical financial information included in the combined company’s financial statements would represent the pre-merger information of CWI 1.

CWI 2 2019 10-K – 61

Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations, which are included in Transaction costs in the consolidated statements of operations.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity (“VIE”), and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply the accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-

CWI 2 2019 10-K – 62

Notes to Consolidated Financial Statements

venture agreement can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

At December 31, 2019 and 2018, we considered two and four entities to be VIEs, of which we consolidated one and three, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2019	2018
Net investments in hotels	$123,833	$566,272
Total assets	145,218	603,403

Non-recourse debt, net	$88,747	$320,603
Total liabilities	104,046	350,920

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

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

	December 31,
	2019	2018	2017
Cash and cash equivalents	$81,713	$76,823	$68,527
Restricted cash	30,062	27,114	29,582
Total cash and cash equivalents and restricted cash	$111,775	$103,937	$98,109

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

CWI 2 2019 10-K – 63

Notes to Consolidated Financial Statements

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

Other Assets and Liabilities — At both December 31, 2019 and 2018, Other assets consists primarily of prepaid expenses, deferred tax assets and hotel inventories in the consolidated financial statements. At December 31, 2019, Other assets also included deferred costs related to an agreement entered into with Watermark and Mr. Medzigian (see Note 3 for further discussion). At both December 31, 2019 and 2018, Other liabilities, which are included in Accounts payable, accrued expenses and other liabilities, consists primarily of unamortized key money and other deferred incentive payments, hotel advance deposits, accrued distribution and shareholder servicing fees and sales and use and occupancy taxes payable.

Deferred Financing Costs — Deferred financing costs represent costs to obtain mortgage financing. We amortize these charges to interest expense over the term of the related mortgage using a method which approximates the effective interest method. Deferred financing costs are presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability.

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

CWI 2 2019 10-K – 64

Notes to Consolidated Financial Statements

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

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes as described in Note 12). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years.

CWI 2 2019 10-K – 65

Notes to Consolidated Financial Statements

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

Share-Based Payments — We have granted Class A restricted stock units (“RSUs”) to certain employees of the Subadvisor. RSUs issued to employees of the Subadvisor generally vest over three years, and are subject to continued employment. We also issued Class A common stock to our directors as part of their director compensation. The expense recognized for share-based payment transactions for awards made to directors is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. Share-based payment transactions for awards made to employees of the Subadvisor are based on the fair value of the services received. We recognize these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award. We include share-based payment transactions within Corporate general and administrative expense.

Transaction Costs — Transaction costs for the year ended December 31, 2019 are costs incurred in connection with the Proposed Merger and related transactions, discussed in Note 1, and included legal, accounting, financial advisory and other transaction costs.  For the years ended December 31, 2018 and 2017, transaction costs represented acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that were accounted for as business combinations. These costs are expensed as incurred in the consolidated statements of operations.

Income Attributable to Noncontrolling Interests — Earnings attributable to noncontrolling interests are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

Loss Per Share — Loss per share, as presented, represents both basic and diluted per-share amounts for all periods presented in the consolidated financial statements. We calculate loss per share using the two-class method to reflect the different classes of our outstanding common stock. Loss per basic share of common stock is calculated by dividing Net loss attributable to CWI 2 by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net loss attributable to CWI 2 is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the years ended December 31, 2019, 2018 and 2017.

Recent Accounting Requirements

The following ASUs, promulgated by the Financial Accounting Standards Board (“FASB”), are applicable to us:

Pronouncements Adopted as of December 31, 2019

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

We adopted this guidance for our interim and annual periods beginning January 1, 2019 using the modified retrospective method, applying the transition provisions at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented. We elected the package of practical expedients as permitted under the transition guidance, which allowed us to not reassess: (i) whether arrangements contain leases, (ii) lease classification and (iii) initial direct costs. The adoption of the lease standard did not result in a cumulative effect adjustment recognized in the opening balance of retained earnings as of January 1, 2019. On January 1, 2019, we recognized a right-of-use asset and a corresponding lease liability related to our operating leases of $1.5 million and $2.3 million, respectively, in Other assets and Accounts payable, accrued expenses and other liabilities, respectively, in our consolidated balance sheet.

CWI 2 2019 10-K – 66

Notes to Consolidated Financial Statements

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

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our Advisor (the “Advisory Agreement”) to perform certain services for us under a fee arrangement, including managing our overall business, our investments, and certain administrative duties. The agreement that is currently in effect will expire on March 31, 2020, unless renewed or extended pursuant to its terms. Our Advisor also has a subadvisory agreement with the Subadvisor (the “Subadvisory Agreement”) whereby our Advisor pays 25% of its fees that it earns under the Advisory Agreement and Available Cash Distributions (as defined below) and 30% of the subordinated incentive distributions to the Subadvisor in return for certain personnel services.

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Years Ended December 31,
	2019	2018	2017
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$10,734	$10,400	$8,670
Available Cash Distributions	6,262	5,467	5,078
Personnel and overhead reimbursements	4,170	4,069	3,514
Acquisition fees	—	—	4,415
Interest expense	—	—	332
Accretion of interest on annual distribution and shareholder servicing fee (a)	—	—	198
	$21,166	$19,936	$22,207

Other Transaction Fees Incurred
Watermark commitment agreement	$2,850	$—	$—
Capitalized loan refinancing fees	225	245	280
Selling commissions and dealer manager fees	—	—	13,199
Annual distribution and shareholder servicing fee (a)	—	—	8,439
Capitalized acquisition fees for equity method investment (b)	—	—	6,195
Organization and offering costs	—	—	1,453
	$3,075	$245	$29,566
___________

(a)
Starting with the payment of the third quarter 2017 distribution and shareholder servicing fee (which was paid in October 2017), we began making payments directly to selected dealers rather than through Carey Financial, LLC (“Carey

CWI 2 2019 10-K – 67

Notes to Consolidated Financial Statements

Financial”), a subsidiary of WPC and the former dealer manager of our offering; therefore, this activity is no longer considered a related party transaction.

(b)	Our Advisor elected to receive 50% of the acquisition fee related to our investment in the Ritz-Carlton Bacara, Santa Barbara Venture in shares of our Class A common stock and 50% in cash.

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	December 31,
	2019	2018
Amounts Due to Related Parties and Affiliates
Reimbursable costs due to our Advisor	$956	$1,100
Asset management fees and other due to our Advisor	894	884
Watermark commitment agreement	800	—
Due to other related parties and affiliates	136	—
	$2,786	$1,984

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.55% of the aggregate Average Market Value of our Investments (as defined in the Advisory Agreement). Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our Class A common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) for Class A shares. For the years ended December 31, 2019, 2018 and 2017, we settled $10.7 million, $10.4 million and $8.3 million, respectively, of asset management fees in shares of our Class A common stock at our Advisor’s election. At December 31, 2019, our Advisor owned 3,506,798 shares (3.8%) of our total outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

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

Personnel and Overhead Reimbursements

Under the terms of the Advisory Agreement, our Advisor generally allocates expenses of dedicated and shared resources, including the cost of personnel, rent and related office expenses, between us and our affiliate CWI 1, based on total pro rata hotel revenues on a quarterly basis. Pursuant to the Subadvisory Agreement, after we reimburse our Advisor, it will subsequently reimburse the Subadvisor for personnel costs and other charges, including the services of our Chief Executive Officer, subject to the approval of our board of directors. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and are settled in cash. We have also granted RSUs to employees of the Subadvisor pursuant to our 2015 Equity Incentive Plan.

CWI 2 2019 10-K – 68

Notes to Consolidated Financial Statements

Selling Commissions and Dealer Manager Fees

Pursuant to our former dealer manager agreement with Carey Financial, Carey Financial received a selling commission for sales of our Class A and Class T common stock. From March 2016 to April 2017, Carey Financial received a selling commission of $0.82 and $0.22 per share sold and a dealer manager fee of $0.35 and $0.30 per share sold for the Class A and Class T common stock, respectively. In connection with the extension of our initial public offering in 2017, we adjusted our offering prices in April 2017 to reflect our NAVs as of December 31, 2016, with a selling commission of $0.84 and $0.23 per share sold and a dealer manager fee of $0.36 and $0.31 per share sold for the Class A and Class T common stock, respectively, which were paid through the termination of our offering on July 31, 2017. The selling commissions were re-allowed and a portion of the dealer manager fees could have been re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements. During the year ended December 31, 2017, we paid selling commissions and dealer manager fees totaling $13.2 million.

Through June 30, 2017, Carey Financial was entitled to receive an annual distribution and shareholder servicing fee in connection with our Class T common stock, which it may have re-allowed to selected dealers. Beginning with the payment for the third quarter of 2017, which was paid in October 2017, the distribution and shareholder servicing fee was paid by us directly to selected dealers rather than through Carey Financial; therefore, this activity is no longer considered a related party transaction. The amount of the distribution and shareholder servicing fee is 1.0% of the NAV of our Class T common stock. The distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We currently expect that we will cease incurring the distribution and shareholder servicing fee during the third quarter of 2020, at which time the total underwriting compensation paid in respect of the offering will reach 10.0% of the gross offering proceeds. During the year ended December 31, 2017, $9.0 million of distribution and shareholder servicing fees were charged to stockholder’s equity and $3.6 million of such fees were paid to Carey Financial, which it may have re-allowed to selected dealers. During the years ended December 31, 2019, 2018 and 2017, we paid $5.6 million, $5.8 million and $1.5 million, respectively, of distribution and shareholder servicing fees to selected dealers.

Organization and Offering Costs

Pursuant to the Advisory Agreement, we were liable for certain expenses related to our public offering, which were deducted from the gross proceeds of the offering. We reimbursed Carey Financial and selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. Our Advisor was reimbursed for all organization expenses and offering costs incurred in connection with our offering (excluding selling commissions and the dealer manager fees), which terminated on July 31, 2017. Through the life of our initial public offering, our Advisor incurred organization and offering costs on our behalf of approximately $9.1 million, all of which has been paid. During the offering period, costs incurred in connection with raising of capital are recorded as deferred offering costs. Upon receipt of offering proceeds, we charged the deferred offering costs to stockholders’ equity. During the year ended December 31, 2017, $2.8 million of deferred offering costs were charged to stockholders’ equity.

Other Transactions with Affiliates

Proposed Merger

In connection with the Proposed Merger, we have entered into an internalization agreement with WPC and Watermark, as well as separate transition services agreements with each. Immediately following the closing of the Proposed Merger:

(i)	the advisory agreements with WPC for both us and CWI 1 will terminate;

(ii)
the operating partnerships of both us and CWI 1 will redeem the special general partnership interests that WPC and Watermark currently hold, for which they will receive, in the aggregate, approximately $97.4 million in consideration, comprised of $65.0 million in shares of our preferred stock and 2,840,549 shares in our Class A common stock valued at approximately $32.4 million. Watermark will receive 2,417,996 limited partnership units in our Operating Partnership with an aggregate value of $27.6 million;

(iii)	the combined company will internalize the management services currently provided by WPC;

(iv)	WPC will provide certain transition services at cost to us for periods generally up to 12 months from the closing of the Proposed Merger; and

(v)
Watermark will provide certain transition services at cost to us and we will provide certain transaction services at cost to them for periods generally up to six months from the closing of the Proposed Merger.

CWI 2 2019 10-K – 69

Notes to Consolidated Financial Statements

Commitment Agreement

On October 1, 2019, we, CWI 1, Watermark and Mr. Medzigian, the chief executive officer of both us and CWI 1 entered into a commitment agreement pursuant to which we and CWI 1 agreed to pay Watermark a total of $6.95 million in consideration of the commitments of Watermark and Mr. Medzigian to wind down and ultimately liquidate a private fund that was formed to raise capital to invest in lodging properties, and to devote their business activities exclusively to the affairs of us and CWI 1 and certain other activities set forth in the commitment agreement, with the exception of the wind-down of the private fund and performing asset management services for two hotels owned by WPC (one of which was subsequently sold). Of the total $6.95 million, $5.0 million was paid on October 25, 2019, of which $2.0 million was allocated to and paid by us, and was included in Other assets in the consolidated balance sheet at December 31, 2019 as a deferred cost. The remaining balance of $1.95 million was paid on January 15, 2020, of which $0.8 million was allocated to and paid by us, and was included as a payable in Due to other related parties and affiliates and a deferred cost in Other assets in the consolidated balance sheet at December 31, 2019.

Working Capital Facility

In October 19, 2017, our Operating Partnership entered into a $25.0 million secured credit facility with WPC to fund our working capital needs (the “Working Capital Facility”). The Working Capital Facility was scheduled to mature on December 31, 2019 and was extended to the later of March 31, 2020 or the closing date of the Proposed Merger, which is currently expected to occur during the first quarter of 2020. The interest rate for any borrowing made under the Working Capital Facility during this extension would increase to the London Interbank Offered Rate (“LIBOR”) plus 3.0% from the current interest rate of LIBOR plus 1.0%. If the Advisory Agreement expires or is terminated, the Working Capital Facility would mature at that time. We serve as guarantor of the Working Capital Facility and have pledged our unencumbered equity interest in certain properties as collateral, as further described in the related pledge and security agreement. At both December 31, 2019 and 2018, no amounts were outstanding under the Working Capital Facility.

Jointly-Owned Investments

At December 31, 2019, we owned interests in three ventures with CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third-party also owns an interest in the Ritz-Carlton Key Biscayne.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	December 31,
	2019	2018
Buildings	$1,090,693	$1,093,865
Land	236,078	236,078
Furniture, fixtures and equipment	93,333	93,766
Building and site improvements	42,318	38,670
Construction in progress	6,466	2,554
Hotels, at cost	1,468,888	1,464,933
Less: Accumulated depreciation	(157,581)	(113,184)
Net investments in hotels	$1,311,307	$1,351,749

During the years ended December 31, 2019 and 2018, we retired fully depreciated furniture, fixtures and equipment aggregating $3.2 million and $1.0 million, respectively.

CWI 2 2019 10-K – 70

Notes to Consolidated Financial Statements

Hurricane-Related Disruption

The Marriott Sawgrass Golf Resort & Spa was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time. Below is a summary of the items that comprised the (gain) loss recognized by the venture related to Hurricane Irma (in thousands):

(in thousands)	Years Ended December 31,
	2019	2018	2017
Net write-off (write-up) of fixed assets (a)	$3,476	$(173)	$4,938
Remediation work performed	—	133	1,476
(Increase) decrease to property damage insurance receivables	(3,486)	722	(3,715)
(Gain) loss on hurricane-related property damage	$(10)	$682	$2,699
___________

(a)
Includes write-offs totaling $1.4 million during the year ended December 31, 2018 resulting from pre-existing damage (which was discovered as a result of Hurricane Irma and was not covered by insurance).

During the year ended December 31, 2018, $0.9 million was recorded in the consolidated financial statements as Business interruption income related to Hurricane Irma. We did not record business interruption income related to Hurricane Irma during either the years ended December 31, 2019 or 2017.

As the restoration work continues to be performed, the estimated total cost will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

Construction in Progress

At December 31, 2019 and 2018, construction in progress, recorded at cost, was $6.5 million and $2.6 million, respectively, and related to renovations at certain of our hotels. Upon substantial completion of renovation work, costs are reclassified from construction in progress to buildings, building and site improvements and furniture, fixture and equipment, as applicable, and depreciation will commence.

We capitalize qualifying interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.1 million, $0.3 million and $0.4 million of such costs during the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, 2018 and 2017, accrued capital expenditures were $1.4 million, $1.4 million and $0.5 million, respectively, representing non-cash investing activity.

CWI 2 2019 10-K – 71

Notes to Consolidated Financial Statements

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the acquisition that we completed during the year ended December 31, 2017, and the new financing related to this acquisition, had occurred on January 1, 2016. This transaction was accounted for as a business combination. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisition actually occurred on the dates listed above, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands)

Year Ended December 31, 2017
Pro forma total revenues	$356,634

Pro forma net income	$1,391
Pro forma income attributable to noncontrolling interests	(991)
Pro forma net income attributable to CWI 2 stockholders	$400

Class A Common Stock
Pro forma net income attributable to CWI 2 stockholders	$260

Class T Common Stock
Pro forma net income attributable to CWI 2 stockholders	$140

All acquisition costs for the acquisition we completed during the year ended December 31, 2017 are presented as if they were incurred on January 1, 2016.

Note 5. Equity Investments in Real Estate

At December 31, 2019, we owned equity interests in two Unconsolidated Hotels, one with CWI 1 and one together with CWI 1 and an unrelated third party. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at December 31,
					2019	2018
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	CA	358	60%	Resort	$77,837	$85,110
Ritz-Carlton Key Biscayne Venture (c) (d)	FL	443	19.3%	Resort	35,332	36,346
		801			$113,169	$121,456
___________

(a)	This investment represents a tenancy-in-common interest; the remaining 40% interest is owned by CWI 1.

CWI 2 2019 10-K – 72

Notes to Consolidated Financial Statements

(b)
We received $1.3 million of net cash distributions from this investment during the year ended December 31, 2019, which included our share of key money received from Marriott during the third quarter of 2019.

(c)
CWI 1 acquired a 47.4% interest in the venture on the same date. The remaining 33.3% interest is retained by the original owner. The number of rooms presented includes 141 condo-hotel units that participate in the resort rental program. This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

(d)	We received cash distributions of $1.7 million from this investment during the year ended December 31, 2019.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the HLBV model, as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
	2019	2018	2017
Ritz-Carlton Bacara, Santa Barbara Venture	$(5,918)	$(7,314)	$(4,235)
Ritz-Carlton Key Biscayne Venture	709	1,495	2,753
Total equity in losses of equity method investments in real estate, net	$(5,209)	$(5,819)	$(1,482)

No other-than-temporary impairment charges were recognized during the years ended December 31, 2019, 2018 and 2017.

At December 31, 2019 and 2018, the unamortized basis differences on our equity investments were $7.5 million and $7.8 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.2 million, $0.3 million and $0.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Hurricane-Related Disruption

The Ritz-Carlton Key Biscayne was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time. During the years ended December 31, 2019, 2018, and 2017, the venture recorded a loss on hurricane-related property damage of less than $0.1 million, a gain of $0.8 million and a loss of $3.6 million, respectively; however, there was no net impact to our investment in the venture under the HLBV method of accounting as a result of our priority return on investment.

CWI 2 2019 10-K – 73

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity method investments in real estate. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (in thousands):

	2019			2018			2017
	Total	Ritz-Carlton Bacara, Santa Barbara Venture	Ritz-Carlton Key Biscayne Venture	Total	Ritz-Carlton Bacara, Santa Barbara Venture	Ritz-Carlton Key Biscayne Venture	Total	Ritz-Carlton Bacara, Santa Barbara Venture (a)	Ritz-Carlton Key Biscayne Venture
Balance Sheet – As of December 31,
Real estate, net	$636,372	$358,723	$277,649	$643,145	$362,386	$280,759	$646,943	$367,035	$279,908
Other assets	64,130	20,049	44,081	66,027	20,093	45,934	78,059	28,294	49,765
Total assets	700,502	378,772	321,730	709,172	382,479	326,693	725,002	395,329	329,673
Debt	413,538	228,434	185,104	415,973	227,535	188,438	416,335	226,636	189,699
Other liabilities	50,973	30,350	20,623	42,099	23,092	19,007	34,567	16,382	18,185
Total liabilities	464,511	258,784	205,727	458,072	250,627	207,445	450,902	243,018	207,884
Members’ equity	235,991	119,988	116,003	251,100	131,852	119,248	274,100	152,311	121,789
Percentage of ownership in equity investee		60%	19.3%		60%	19.3%		60%	19.3%
Pro-rata equity carrying value	94,382	71,993	22,389	102,126	79,111	23,015	114,892	91,387	23,505
Basis differential adjustment	7,602	5,844	1,758	7,757	5,999	1,758	8,026	6,197	1,829
HLBV adjustment	11,185	—	11,185	11,573	—	11,573	11,820	—	11,820
Carrying value	$113,169	$77,837	$35,332	$121,456	$85,110	$36,346	$134,738	$97,584	$37,154

	2019			2018			2017
	Total	Ritz-Carlton Bacara, Santa Barbara Venture	Ritz-Carlton Key Biscayne Venture	Total	Ritz-Carlton Bacara, Santa Barbara Venture	Ritz-Carlton Key Biscayne Venture	Total	Ritz-Carlton Bacara, Santa Barbara Venture (a)	Ritz-Carlton Key Biscayne Venture
Income Statement – For the year ended December 31,
Hotel revenues	$174,282	$83,247	$91,035	$179,199	$81,670	$97,529	$99,800	$15,269	$84,531
Hotel operating expenses	158,535	78,474	80,061	164,601	79,955	84,646	95,423	18,906	76,517
Other operating expenses	67	8	59	179	86	93	59	52	7
Other income and (expenses) (b)	(21,818)	(14,203)	(7,615)	(20,384)	(13,494)	(6,890)	(14,395)	(3,161)	(11,234)
(Provision for) benefit from income taxes	(410)	(166)	(244)	(141)	—	(141)	1,121	(208)	1,329
Net (loss) income	(6,548)	(9,604)	3,056	(6,106)	(11,865)	5,759	(8,956)	(7,058)	(1,898)
Percentage of ownership in equity investee		60%	19.3%		60%	19.3%		60%	19.3%
Pro-rata equity in (losses) earnings of equity method investments in real estate	(5,172)	(5,762)	590	(6,008)	(7,119)	1,111	(4,601)	(4,235)	(366)
Basis differential adjustment	(227)	(156)	(71)	(266)	(195)	(71)	(71)	—	(71)
HLBV adjustment	190	—	190	455	—	455	3,190	—	3,190
Equity in (losses) earnings of equity method investments in real estate	$(5,209)	$(5,918)	$709	$(5,819)	$(7,314)	$1,495	$(1,482)	$(4,235)	$2,753
___________

(a)	We purchased our 60% interest in this venture on September 28, 2017.

(b)
Other income and (expenses) for the years ended December 31, 2019 and 2018 for the Ritz-Carlton Bacara, Santa Barbara Venture is primarily comprised of interest expense related to its outstanding mortgage loans.

CWI 2 2019 10-K – 74

Notes to Consolidated Financial Statements

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the years ended December 31, 2019 or 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $840.5 million and $833.8 million at December 31, 2019 and 2018, respectively, and an estimated fair value of $844.2 million and $825.8 million at December 31, 2019 and 2018, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both December 31, 2019 and 2018.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that the carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its carrying value or its fair value, less estimated cost to sell. The estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for the inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. We did not recognize any impairment charges during the years ended December 31, 2019, 2018, or 2017.

CWI 2 2019 10-K – 75

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at December 31,
	Balance Sheet Location	2019	2018
Interest rate swaps	Other assets	$121	$1,368
Interest rate caps	Other assets	—	57
		$121	$1,425

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both December 31, 2019 and 2018, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $0.3 million, and unrealized gains of $0.5 million and $0.3 million in Other comprehensive loss on derivatives in connection with our interest rate swaps and caps during the years ended December 31, 2019, 2018, and 2017, respectively.

We reclassified $1.0 million, $0.7 million, and $0.2 million from Other comprehensive loss on derivatives into Interest expense during the years ended December 31, 2019, 2018 and 2017, respectively.

Amounts reported in Other comprehensive loss related to our interest rate swaps and caps will be reclassified to Interest expense as interest expense or income is incurred on our variable-rate debt. At December 31, 2019, we estimated that less than $0.1 million will be reclassified as Interest income during the next 12 months related to our interest rate swaps and caps.

CWI 2 2019 10-K – 76

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at December 31, 2019 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	December 31, 2019
Interest rate swaps	2	$187,910	$121
Interest rate caps	3	171,385	—
			$121

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2019. At December 31, 2019, both our total credit exposure and the maximum exposure to any single counterparty were $0.2 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2019, we had not been declared in default on any of our derivative obligations. At both December 31, 2019 and 2018, we had no derivatives that were in a net liability position.

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt on our Consolidated Hotels (dollars in thousands):

				Carrying Amount at December 31,
Consolidated Hotels	Interest Rate	Rate Type	Maturity Date	2019	2018
Seattle Marriott Bellevue (a) (b) (c)	3.88%	Variable	1/2020	$97,895	$99,719
Le Méridien Arlington (b) (c)	4.44%	Variable	6/2020	34,755	34,787
San Jose Marriott (b) (c)	4.44%	Variable	7/2020	87,460	87,880
Renaissance Atlanta Midtown Hotel (b) (d)	3.96%	Variable	8/2021	48,589	48,332
Ritz-Carlton San Francisco	4.59%	Fixed	2/2022	142,923	142,887
Charlotte Marriott City Center	4.53%	Fixed	6/2022	102,636	102,488
Courtyard Nashville Downtown	4.15%	Fixed	9/2022	54,965	55,051
Marriott Sawgrass Golf Resort & Spa (b) (d)	3.76%	Variable	11/2022	88,747	77,997
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	98,073	99,818
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,422	84,877
				$840,465	$833,836
___________

(a)
On January 22, 2020, we refinanced this loan with a new $98.8 million non-recourse mortgage loan. The loan has a floating annual interest rate of LIBOR plus 2.7%, which has effectively been fixed at 4.2% through an interest rate swap agreement, and a maturity date of January 22, 2023.

CWI 2 2019 10-K – 77

Notes to Consolidated Financial Statements

(b)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rates in effect at December 31, 2019 through the use of an interest rate cap or swap, as applicable.

(c)	These mortgage loans have one-year extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(d)	These mortgage loans have two one-year extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2019, we were in compliance with the applicable covenants for each of our mortgage loans.

Financing Activity During 2019

On November 1, 2019, we refinanced the $78.0 million Marriott Sawgrass Golf Resort & Spa mortgage loan with a new mortgage loan of $90.0 million. The loan has a floating annual interest rate of LIBOR plus 2.3%, which has effectively been fixed at 3.8% through an interest rate swap agreement, and a maturity date of November 1, 2022. We recognized a net loss on extinguishment of debt of less than $0.1 million on this refinancing during the year ended December 31, 2019.

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

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2020 (a)	$224,614
2021	53,497
2022	485,618
2023	79,878
2024	—
Total principal payments	843,607
Unamortized deferred financing costs	(3,142)
Total	$840,465
__________

(a)	Balance included a $97.7 million scheduled balloon payment on a consolidated mortgage loan, which was refinanced on January 22, 2020.

CWI 2 2019 10-K – 78

Notes to Consolidated Financial Statements

Note 9. Commitments and Contingencies

At December 31, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of December 31, 2019, our Consolidated Hotel properties were operated pursuant to long-term management agreements with three different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 2.5% to 3.0% of hotel revenues. Six of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $13.0 million, $13.0 million and $12.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Franchise Agreements

Four of our Consolidated Hotels operated under franchise or license agreements with national brands that are separate from our management agreements. As of December 31, 2019, we had three franchise agreements with Marriott-owned brands and one with a Hilton-owned brand related to our Consolidated Hotels. Our typical franchise agreement provides for a term of 20 to 25 years. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $5.5 million, $5.6 million and $6.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2019 and 2018, $26.7 million and $20.4 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At December 31, 2019, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at December 31, 2019 totaled $11.5 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources, proceeds available under our Working Capital Facility and/or other sources of available capital, including cash flow from operations.

CWI 2 2019 10-K – 79

Notes to Consolidated Financial Statements

Ritz-Carlton San Francisco NOI Guarantee Reserve

In connection with our acquisition of the Ritz-Carlton San Francisco on December 30, 2016, at closing we funded a $10.0 million NOI guarantee reserve into a restricted cash account, which guaranteed us minimum predetermined NOI amounts over a period of approximately two years, with any remaining funds at the end of the two year period to be remitted back to the seller. Throughout the two year period, we made draws against this reserve and at December 31, 2018 (the end of the two year period), we estimated that a total of $1.2 million would be remitted to the seller and recorded a liability in Accounts payable, accrued expenses and other liabilities and a corresponding amount in Transaction costs in the consolidated financial statements. During the second quarter of 2019, $1.2 million was remitted to the seller.

Note 10. Loss Per Share and Equity

Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	32,260,398	$(2,509)	$(0.08)
Class T common stock	60,499,745	(5,109)	(0.08)
Net loss attributable to CWI 2 stockholders		$(7,618)

	Year Ended December 31, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	30,390,179	$(2,443)	$(0.08)
Class T common stock	58,842,820	(5,344)	(0.09)
Net loss attributable to CWI 2 stockholders		$(7,787)

	Year Ended December 31, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	27,825,037	$(1,740)	$(0.06)
Class T common stock	54,686,084	(3,745)	(0.07)
Net loss attributable to CWI 2 stockholders		$(5,485)

The allocation of Net loss attributable to CWI 2 stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.4 million, $0.6 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, since this fee is only applicable to holders of Class T common stock (Note 3).

CWI 2 2019 10-K – 80

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

The following tables present a reconciliation of changes in Accumulated other comprehensive (loss) income by component for the periods presented (in thousands):

	Years Ended December 31,
Gains and Losses on Derivative Instruments	2019	2018	2017
Beginning balance	$1,205	$1,373	$896
Other comprehensive (loss) income before reclassifications	(335)	544	265
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	(1,004)	(715)	219
Equity in losses of equity method investments in real estate, net	30	—	—
Total	(974)	(715)	219
Net current period other comprehensive (loss) income	(1,309)	(171)	484
Net current period other comprehensive (income) loss attributable to noncontrolling interests	(53)	3	(7)
Ending balance	$(157)	$1,205	$1,373

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our distributions per share are summarized as follows:

	Years Ended December 31,
	2019		2018		2017
	Class A	Class T	Class A	Class T	Class A	Class T
Return of capital	$0.4679	$0.3826	$0.4656	$0.3817	$0.3541	$0.2866
Ordinary income	0.0961	0.0785	0.0984	0.0807	0.2037	0.1649
Total distributions paid	$0.5640	$0.4611	$0.5640	$0.4624	$0.5578	$0.4515

The following table presents the quarterly per share distributions declared by our board of directors for the fourth quarter of 2019, payable in cash and in shares of our Class A and Class T common stock to stockholders of record on December 31, 2019:

Class A Common Stock			Class T Common Stock
Cash	Shares	Total	Cash	Shares	Total
$0.1410	$0.0339	$0.1749	$0.1154	$0.0339	$0.1493

These distributions were paid on January 15, 2020 in the aggregate amount of $11.6 million. Distributions that are payable in shares of our Class A and Class T common stock are recorded at par value in our consolidated financial statements.

During the year ended December 31, 2019, our board of directors declared distributions in the aggregate amount of $18.1 million for our Class A common stock and $27.7 million for our Class T common stock, which equates to $0.6996 per share and $0.5968 per share, respectively.

CWI 2 2019 10-K – 81

Notes to Consolidated Financial Statements

Purchases of Membership Interests

On October 16, 2019, we purchased the membership interest in the Seattle Marriott Bellevue venture that we did not already own from an unaffiliated third party for $0.3 million, which equaled the carrying value of the noncontrolling interest, and increased our ownership interest in the hotel from 95.4% to 100.0%.

On March 30, 2017, we purchased the membership interest in the Courtyard Nashville Downtown venture from an unaffiliated third party for $3.5 million. Our acquisition of the membership interest is accounted for as an equity transaction, and we recorded an adjustment of approximately $3.5 million to Additional paid-in capital in our consolidated statement of equity for the year ended December 31, 2017 related to the difference between the carrying value and the purchase price. No gain or loss was recognized in the consolidated statement of operations.

Note 11. Share-Based Payments

2015 Equity Incentive Plan

We maintain the 2015 Equity Incentive Plan, which authorizes the issuance of shares of stock-based awards to our officers and employees of the Subadvisor who perform services on our behalf. The 2015 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 2,000,000 shares may be granted, of which 1,838,894 shares remained available for future grants at December 31, 2019.

A summary of the RSU activity for the years ended December 31, 2019, 2018 and 2017 follows:

	RSU Awards
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2017	56,153	$10.36
Granted	49,344	10.74
Vested (a)	(21,745)	10.31
Forfeited	(24,747)	10.57
Nonvested at January 1, 2018	59,005	10.61
Granted	34,295	11.11
Vested (a)	(26,403)	10.51
Forfeited	(3,909)	10.96
Nonvested at January 1, 2019	62,988	10.90
Granted	42,541	11.41
Vested (a)	(28,801)	10.82
Forfeited	(2,653)	10.68
Nonvested at December 31, 2019 (b)	74,075	$11.23
___________

(a)
RSUs generally vest over three years, are subject to continued employment and are forfeited upon the recipient’s employment termination prior to vesting. The total fair value of shares vested during the year ended December 31, 2019, 2018 and 2017 was $0.3 million, $0.3 million and $0.2 million, respectively.

(b)
We currently expect to recognize stock-based compensation expense totaling approximately $0.5 million over the remaining vesting period. The awards to employees of the Subadvisor had a weighted-average remaining contractual term of 1.7 years at December 31, 2019.

Shares Granted to Directors

As part of their director compensation, we issued shares to our independent directors. During the year ended December 31, 2019, we issued a total of 18,475 shares of Class A common stock to our independent directors comprised of 2,700 shares at $11.11 per share and 15,775 shares at $11.41 per share. During the years ended December 31, 2018 and 2017, we issued 15,384 shares and 15,384 shares, respectively, of Class A common stock to our independent directors, at $11.11 and $10.74 per share, respectively.

CWI 2 2019 10-K – 82

Notes to Consolidated Financial Statements

Stock-Based Compensation Expense

For the years ended December 31, 2019, 2018 and 2017, we recognized stock-based compensation expense related to RSU awards to employees of the Subadvisor under the 2015 Equity Incentive Plan and equity compensation issued to our independent directors aggregating $0.6 million, $0.5 million and $0.4 million, respectively. Stock-based compensation expense is included within Corporate general and administrative expenses in the consolidated financial statements. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of this plan.

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

The components of our provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Federal
Current	$1,953	$2,227	$2,787
Deferred	(1,873)	141	248
	80	2,368	3,035

State and Local
Current	425	873	880
Deferred	(420)	18	(15)
	5	891	865
Total Provision	$85	$3,259	$3,900

Deferred income taxes at December 31, 2019 and 2018 consist of the following (in thousands):

	At December 31,
	2019	2018
Deferred Tax Assets
Deferred revenue — key money	$1,478	$1,696
Accrued vacation payable and deferred rent	1,544	1,265
Net operating loss carryforwards	785	617
Interest expense limitation	39	—
Gift card liability	1	2
Other	403	453
Total deferred income taxes	4,250	4,033
Valuation allowance	(782)	(2,956)
Total deferred tax assets	3,468	1,077
Deferred Tax Liabilities
Deferred rent	(119)	—
Other	(80)	(100)
Total deferred tax liabilities	(199)	(100)
Net Deferred Tax Asset	$3,269	$977

CWI 2 2019 10-K – 83

Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Pre-tax income from taxable subsidiaries	$12,016	$13,768	$9,581

Federal provision at statutory tax rate (a)	$2,524	$2,892	$3,353
Valuation allowance	(2,174)	(127)	(1,020)
Income not subject to federal tax	(513)	(555)	(1,102)
State and local taxes, net of federal provision	387	539	644
Other	(174)	477	126
Non-deductible expenses	35	33	42
Revaluation of deferred taxes due to Tax Cuts and Jobs Act (b)	—	—	1,857
Total provision	$85	$3,259	$3,900
___________

(a)	The applicable statutory tax rate was 21%, 21%, and 35% for the years ended December 31, 2019, 2018 and 2017, respectively.

(b)
The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, lowered the U.S. corporate income tax rate from 35% to 21%. This amount reflects the net impact of the Tax Cuts and Jobs Act on our domestic TRSs.

The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. At December 31, 2019, we had federal net operating losses that may be carried forward indefinitely and no state or local net operating losses. As of December 31, 2019 and 2018, we recorded a valuation allowance of $0.8 million and $3.0 million, respectively, related to these net operating loss carryforwards and other deferred tax assets. The decrease in the valuation allowance was primarily the result of the release of a $2.3 million valuation allowance for deferred tax assets during the first quarter of 2019 related to Marriott Sawgrass Golf Resort & Spa, due to, in part, the TRS achieving three years of cumulative pre-tax income during the current year period. We determined that there was sufficient positive evidence to conclude that it is more likely than not that the deferred taxes of $2.3 million are realizable.

The net deferred tax assets in the table above are comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $3.3 million and $1.0 million at December 31, 2019 and 2018, respectively, which are included in Other assets in the consolidated balance sheets.

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

We had no unrecognized tax benefits at December 31, 2019 and 2018.

Our tax returns are subject to audit by taxing authorities. The statute of limitations varies by jurisdiction and ranges from three to four years. Such audits can often take years to complete and settle. The tax years 2015 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject.

CWI 2 2019 10-K – 84

Notes to Consolidated Financial Statements

Note 13. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$96,006	$95,094	$88,432	$87,675
Operating expenses	80,597	80,997	79,452	80,976
Net income (loss)	5,453	2,799	(2,325)	(4,978)
Income attributable to noncontrolling interests	(4,429)	(1,840)	(369)	(1,929)
Net income (loss) attributable to CWI 2 stockholders	$1,024	$959	$(2,694)	$(6,907)
Basic and diluted income (loss) per share — Class A common stock (a)	$0.01	$0.01	$(0.03)	$(0.07)
Basic and diluted income (loss) per share — Class T common stock (a)	$0.01	$0.01	$(0.03)	$(0.07)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$91,179	$98,100	$87,177	$85,876
Operating expenses	77,622	81,784	76,650	77,733
Net income (loss)	1,584	4,334	(1,411)	(4,856)
Income attributable to noncontrolling interests	(3,078)	(1,249)	(1,194)	(1,917)
Net (loss) income attributable to CWI 2 stockholders	$(1,494)	$3,085	$(2,605)	$(6,773)
Basic and diluted (loss) income per share — Class A common stock (a)	$(0.02)	$0.04	$(0.03)	$(0.07)
Basic and diluted (loss) income per share — Class T common stock (a)	$(0.02)	$0.03	$(0.03)	$(0.08)
___________

(a)
Income (loss) per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while income (loss) per share for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters income (loss) per share may not equal the full-year income (loss) per share.

CWI 2 2019 10-K – 85

CAREY WATERMARK INVESTORS 2 INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2019, 2018 and 2017
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2019
Valuation reserve for deferred tax assets	$2,956	$150	$(2,324)	$782

Year Ended December 31, 2018
Valuation reserve for deferred tax assets	$3,083	$632	$(759)	$2,956

Year Ended December 31, 2017
Valuation reserve for deferred tax assets	$4,102	$—	$(1,019)	$3,083

CWI 2 2019 10-K – 86

CAREY WATERMARK INVESTORS 2 INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	(Decrease) Increase In Net Investments (b)	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Marriott Sawgrass Golf Resort & Spa	$88,747	$26,400	$93,551	$23,755	$(7,710)	$26,400	$109,596	$135,996	$17,482	1987	Apr 2015	4 – 40 yrs.
Courtyard Nashville Downtown	54,965	8,500	47,443	2,291	51	8,500	49,785	58,285	6,359	1998	May 2015	4 – 40 yrs.
Embassy Suites by Hilton Denver-Downtown/Convention Center	98,073	13,000	153,358	2,921	—	13,000	156,279	169,279	16,814	2010	Nov 2015	4 – 40 yrs.
Seattle Marriott Bellevue	97,895	19,500	149,111	391	—	19,500	149,502	169,002	14,712	2015	Jan 2016	4 – 40 yrs.
Le Méridien Arlington	34,755	8,900	43,191	1,593	—	8,900	44,784	53,684	4,363	2007	Jun 2016	4 – 40 yrs.
San Jose Marriott	87,460	7,509	138,319	1,635	—	7,509	139,954	147,463	12,319	2003	Jul 2016	4 – 40 yrs.
San Diego Marriott La Jolla	84,422	20,264	110,300	5,365	32	20,264	115,697	135,961	10,554	1985	Jul 2016	4 – 40 yrs.
Renaissance Atlanta Midtown Hotel	48,589	8,600	64,441	3,448	—	8,600	67,889	76,489	5,955	2009	Aug 2016	4 – 40 yrs.
Ritz-Carlton San Francisco	142,923	98,605	170,372	1,620	—	98,605	171,992	270,597	13,116	1991	Dec 2016	4 – 40 yrs.
Charlotte Marriott City Center	102,636	24,800	127,287	246	—	24,800	127,533	152,333	8,286	1983	Jun 2017	4 – 40 yrs.
	$840,465	$236,078	$1,097,373	$43,265	$(7,627)	$236,078	$1,133,011	$1,369,089	$109,960
___________

(a)	Consists of the cost of improvements subsequent to acquisition, including construction costs primarily for renovations pursuant to our contractual obligations.

(b)	The decrease in net investment of the Marriott Sawgrass Golf Resort & Spa was related primarily to the net write-off of assets damaged by Hurricane Irma (Note 4).

(c)	A reconciliation of hotels and accumulated depreciation follows:

CWI 2 2019 10-K – 87

CAREY WATERMARK INVESTORS 2 INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Hotels
	Years Ended December 31,
	2019	2018	2017
Beginning balance	$1,368,613	$1,357,258	$1,191,218
Improvements	3,664	11,250	18,587
(Write-off) write-up of assets damaged by hurricane (Note 4)	(3,170)	105	(4,633)
Write-off of fully depreciated assets	(18)	—	—
Additions	—	—	152,086
Ending balance	$1,369,089	$1,368,613	$1,357,258

	Reconciliation of Accumulated Depreciation for Hotels
	Years Ended December 31,
	2019	2018	2017
Beginning balance	$78,078	$47,221	$18,506
Depreciation expense	31,900	30,857	28,715
Write-off of fully depreciated assets	(18)	—	—
Ending balance	$109,960	$78,078	$47,221

At December 31, 2019, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $1.5 billion.

CWI 2 2019 10-K – 88

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2019 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making this assessment, we used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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

CWI 2 2019 10-K – 89

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2 2019 10-K – 90

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
Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K, filed on October 22, 2019

3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Form 10‑Q filed on May 15, 2015

3.2	Amended and Restated Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 27, 2018

4.1	Amended and Restated Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 14, 2016

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

4.3	Description of Securities under Section 12 of the Exchange Act	Filed herewith

10.1	Advisory Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Form 10‑Q filed on May 15, 2015

10.2	Subadvisory Agreement dated February 9, 2015 between Carey Lodging Advisors, LLC, and CWA 2, LLC	Incorporated by reference to Exhibit 10.2 to Form 10‑Q filed on May 15, 2015

10.3	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Incorporated by reference to Exhibit 10.3 to Form 10‑Q filed on May 15, 2015

10.4	2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 10‑Q filed on May 15, 2015

10.5	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Incorporated by reference to Exhibit 10.7 to Form 10‑Q filed on May 15, 2015

10.6	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.8 to Form 10‑Q filed on May 15, 2015

10.7	Amended and Restated Limited Liability Company Agreement of CWI Sawgrass Holdings, LLC dated April 1, 2015	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 2, 2015

CWI 2 2019 10-K – 91

Exhibit No.	Description	Method of Filing
10.8	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC.	Incorporated by reference to Exhibit 10.2 to W. P. Carey Inc.’s Quarterly Report on Form 10-Q (File No. 001-13779) filed on August 7, 2015.

10.9	Amended and Restated Limited Liability Company Operating Agreement of CWI Key Biscayne Hotel, LLC, by and between CWI OP, LP and CWI 2 OP, LP dated as of May 29, 2015	Incorporated by reference to Exhibit 10.1 to current Report on Form 8-K filed on June 4, 2015

10.10	Second Amendment to Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.27 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779) filed February 23, 2018

10.11	Payment Guaranty, between W.P. Carey Inc. as Lender, and Carey Watermark Investors 2 Inc. as Guarantor, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.12	Pledge and Security Agreement between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Pledgor, dated October 19, 2017	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.13	Promissory Note, between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Borrower, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.14	First Amendment to the Loan Agreement, between W. P. Carey, as Lender, and CWI 2 OP, LP, as Borrower, effective September 30, 2018	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10‑Q for the Quarter ended September 30, 2018

10.15	Commitment Agreement, dated as of October 1, 2019, among Watermark Capital Partners, LLC, Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Michael Medzigian.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 22, 2019

10.16	Second Amendment of the Loan Agreement between W. P. Carey, as Lender, and CWI 2 OP LP, as Borrower, effective September 30, 2019	Filed herewith

10.17	Third Amendment of the Loan Agreement between W. P. Carey, as Lender, and CWI 2 OP LP, as Borrower, effective January 16, 2020	Filed herewith

10.18	Transition Services Agreement, dated as of October 22, 2019, between Watermark Capital Partners, LLC, and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on October 22, 2019

10.19	Transition Services Agreement, dated as of October 22, 2019, between W. P. Carey Inc., and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on October 22, 2019

10.20	Employment Agreement, dated as of October 22, 2019, between Carey Watermark Investors 2 Incorporated and Michael G. Medzigian.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed on October 22, 2019

CWI 2 2019 10-K – 92

Exhibit No.	Description	Method of Filing
21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

23.2	Consent of RSM US LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial statements of the Ritz-Carlton Bacara, Santa Barbara Hotel	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 2 2019 10-K – 93

Item 16. Form 10-K Summary.

None.

CWI 2 2019 10-K – 94

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors 2 Incorporated
Date:	March 12, 2020
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Medzigian	Chief Executive Officer and Director	March 12, 2020
Michael G. Medzigian	(Principal Executive Officer)

/s/ Mallika Sinha	Chief Financial Officer	March 12, 2020
Mallika Sinha	(Principal Financial Officer)

/s/ Noah K. Carter	Chief Accounting Officer	March 12, 2020
Noah K. Carter	(Principal Accounting Officer)

/s/ Jason E. Fox	Chairman of the Board and Director	March 12, 2020
Jason E. Fox

/s/ Katherine G. Lugar	Director	March 12, 2020
Katherine G. Lugar

/s/ Robert E. Parsons, Jr.	Director	March 12, 2020
Robert E. Parsons, Jr.

/s/ William H. Reynolds, Jr.	Director	March 12, 2020
William H. Reynolds, Jr.

CWI 2 2019 10-K – 95

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
Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K, filed on October 22, 2019

3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Form 10‑Q filed on May 15, 2015

3.2	Amended and Restated Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 27, 2018

4.1	Amended and Restated Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 14, 2016

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

4.3	Description of Securities under Section 12 of the Exchange Act	Filed herewith

10.1	Advisory Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Form 10‑Q filed on May 15, 2015

10.2	Subadvisory Agreement dated February 9, 2015 between Carey Lodging Advisors, LLC, and CWA 2, LLC	Incorporated by reference to Exhibit 10.2 to Form 10‑Q filed on May 15, 2015

10.3	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Incorporated by reference to Exhibit 10.3 to Form 10‑Q filed on May 15, 2015

10.4	2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 10‑Q filed on May 15, 2015

10.5	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Incorporated by reference to Exhibit 10.7 to Form 10‑Q filed on May 15, 2015

10.6	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.8 to Form 10‑Q filed on May 15, 2015

10.7	Amended and Restated Limited Liability Company Agreement of CWI Sawgrass Holdings, LLC dated April 1, 2015	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 2, 2015

10.8	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC.	Incorporated by reference to Exhibit 10.2 to W. P. Carey Inc.’s Quarterly Report on Form 10-Q (File No. 001-13779) filed on August 7, 2015.

CWI 2 2019 10-K – 96

Exhibit No.	Description	Method of Filing
10.9	Amended and Restated Limited Liability Company Operating Agreement of CWI Key Biscayne Hotel, LLC, by and between CWI OP, LP and CWI 2 OP, LP dated as of May 29, 2015	Incorporated by reference to Exhibit 10.1 to current Report on Form 8-K filed on June 4, 2015

10.10	Second Amendment to Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.27 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779) filed February 23, 2018

10.11	Payment Guaranty, between W.P. Carey Inc. as Lender, and Carey Watermark Investors 2 Inc. as Guarantor, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.12	Pledge and Security Agreement between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Pledgor, dated October 19, 2017	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.13	Promissory Note, between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Borrower, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.14	First Amendment to the Loan Agreement, between W. P. Carey, as Lender, and CWI 2 OP, LP, as Borrower, effective September 30, 2018	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10‑Q for the Quarter ended September 30, 2018

10.15	Commitment Agreement, dated as of October 1, 2019, among Watermark Capital Partners, LLC, Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Michael Medzigian.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 22, 2019

10.16	Second Amendment of the Loan Agreement between W. P. Carey, as Lender, and CWI 2 OP LP, as Borrower, effective September 30, 2019	Filed herewith

10.17	Third Amendment of the Loan Agreement between W. P. Carey, as Lender, and CWI 2 OP LP, as Borrower, effective January 16, 2020	Filed herewith

10.18	Transition Services Agreement, dated as of October 22, 2019, between Watermark Capital Partners, LLC, and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on October 22, 2019

10.19	Transition Services Agreement, dated as of October 22, 2019, between W. P. Carey Inc., and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on October 22, 2019

10.20	Employment Agreement, dated as of October 22, 2019, between Carey Watermark Investors 2 Incorporated and Michael G. Medzigian.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed on October 22, 2019

CWI 2 2019 10-K – 97

Exhibit No.	Description	Method of Filing
21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

23.2	Consent of RSM US LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial statements of the Ritz-Carlton Bacara, Santa Barbara Hotel	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 2 2019 10-K – 98