Form 10-Q
period 2020-03-31
Watermark Lodging Trust, Inc.
filed 2020-06-29
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 000-55461
WATERMARK LODGING TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-5765413
(State of incorporation)	(I.R.S. Employer Identification No.)

150 N. Riverside Plaza
Chicago, Illinois	60606
(Address of principal executive office)	(Zip Code)
Investor Relations (212) 492-8920
(847) 482-8600
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

Registrant has 167,565,204 shares of Class A common stock, $0.001 par value, and 61,175,257 shares of Class T common stock, $0.001 par value, outstanding at June 19, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements regarding: the impact of the merger (the “Merger”) with Carey Watermark Investors Incorporated (“CWI 1”) discussed and defined herein, our expectations regarding the potential impacts on our business of the outbreak of the novel coronavirus (“COVID-19”) and the impact of hurricanes and other natural disasters on certain hotels, including the condition of the properties and cost estimates. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 12, 2020 (the “2019 Annual Report”). Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

WLT 3/31/2020 10-Q – 1

Explanatory Note

As previously disclosed in the Current Report on Form 8-K filed by Watermark Lodging Trust, Inc. (the “Company”) with the SEC on May 14, 2020, the Company is filing this Report on a delayed basis in accordance with Order Release No. 34-88465  (the “Order”) promulgated by the SEC on March 25, 2020 pursuant to Section 36 of the Securities and Exchange Act of 1934, as amended. The Company was unable to file the Form 10-Q on a timely basis due to delays in the preparation and final review of the Form 10-Q by the relevant parties within the Company, due in part by the attention and resources the Company has focused on addressing the severe impacts of the COVID-19 pandemic on our business and operations, as discussed in this Report.

WLT 3/31/2020 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

WATERMARK LODGING TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Investments in real estate:
Hotels, at cost	$1,472,373	$1,468,888
Accumulated depreciation	(169,410)	(157,581)
Net investments in hotels	1,302,963	1,311,307
Equity investments in real estate	85,108	113,169
Cash and cash equivalents	73,047	81,713
Restricted cash	32,251	30,062
Accounts receivable, net	23,036	25,719
Other assets	14,330	15,012
Total assets	$1,530,735	$1,576,982
Liabilities and Equity
Non-recourse debt, net	$839,005	$840,465
Accounts payable, accrued expenses and other liabilities	64,723	59,471
Due to related parties and affiliates	1,134	2,786
Distributions payable	—	11,616
Total liabilities	904,862	914,338
Commitments and contingencies (Note 9)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 33,274,756 and 32,762,005 shares, respectively, issued and outstanding	33	33
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 61,175,258 and 60,623,093 shares, respectively, issued and outstanding	61	61
Additional paid-in capital	861,148	852,051
Distributions and accumulated losses	(250,342)	(210,224)
Accumulated other comprehensive loss	(4,646)	(157)
Total stockholders’ equity	606,254	641,764
Noncontrolling interests	19,619	20,880
Total equity	625,873	662,644
Total liabilities and equity	$1,530,735	$1,576,982

See Notes to Consolidated Financial Statements.

WLT 3/31/2020 10-Q – 3

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Hotel Revenues
Rooms	$46,684	$64,593
Food and beverage	18,906	26,414
Other operating revenue	5,339	4,999
Total Hotel Revenues	70,929	96,006
Expenses
Rooms	11,890	13,919
Food and beverage	14,911	18,244
Other hotel operating expenses	921	1,142
General and administrative	11,069	8,384
Sales and marketing	6,810	7,873
Property taxes, insurance, rent and other	5,107	5,592
Repairs and maintenance	3,085	3,208
Management fees	2,052	3,478
Utilities	1,888	1,970
Depreciation	11,887	11,759
Total Hotel Operating Expenses	69,620	75,569
Asset management fees to affiliate and other expenses	2,907	2,909
Corporate general and administrative expenses	2,584	1,877
Transaction costs	1,359	252
Gain on hurricane-related property damage	—	(10)
Total Expenses	76,470	80,597
Operating (Loss) Income	(5,541)	15,409
Equity in losses of equity method investments in real estate, net	(29,439)	(1,342)
Interest expense	(9,627)	(10,100)
Other income	167	182
(Loss) income before income taxes	(44,440)	4,149
Benefit from income taxes	4,449	1,304
Net (Loss) Income	(39,991)	5,453
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $0 and $1,938, respectively)	(127)	(4,429)
Net (Loss) Income Attributable to WLT Stockholders	$(40,118)	$1,024

Class A Common Stock
Net (loss) income attributable to WLT Stockholders	$(14,078)	$398
Basic and diluted weighted-average shares outstanding	33,093,096	31,392,012
Basic and diluted (loss) income per share	$(0.43)	$0.01

Class T Common Stock
Net (loss) income attributable to WLT Stockholders	$(26,040)	$626
Basic and diluted weighted-average shares outstanding	61,103,150	59,500,448
Basic and diluted (loss) income per share	$(0.43)	$0.01

See Notes to Consolidated Financial Statements.

WLT 3/31/2020 10-Q – 4

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net (Loss) Income	$(39,991)	$5,453
Other Comprehensive Loss
Unrealized loss on derivative instruments	(5,877)	(534)
Comprehensive (Loss) Income	(45,868)	4,919

Amounts Attributable to Noncontrolling Interests
Net income	(127)	(4,429)
Unrealized loss on derivative instruments	1,388	—
Comprehensive loss (income) attributable to noncontrolling interests	1,261	(4,429)
Comprehensive (Loss) Income Attributable to WLT Stockholders	$(44,607)	$490

See Notes to Consolidated Financial Statements.

WLT 3/31/2020 10-Q – 5

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Total WLT Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	32,762,005	$33	60,623,093	$61	$852,051	$(210,224)	$(157)	$641,764	$20,880	$662,644
Net (loss) income						(40,118)		(40,118)	127	(39,991)
Shares issued, net of offering costs	170,332	—	392,925	—	6,424			6,424		6,424
Shares issued to affiliates	304,948	—			3,479			3,479		3,479
Stock dividends issued	97,338	—	180,106	—				—		—
Shares issued under share incentive plans					97			97		97
Other comprehensive loss							(4,489)	(4,489)	(1,388)	(5,877)
Repurchase of shares	(59,867)	—	(20,866)	—	(903)			(903)		(903)
Balance at March 31, 2020	33,274,756	$33	61,175,258	$61	$861,148	$(250,342)	$(4,646)	$606,254	$19,619	$625,873

Balance at January 1, 2019	31,023,863	$31	59,006,632	$59	$825,896	$(156,823)	$1,205	$670,368	$26,035	$696,403
Net income						1,024		1,024	4,429	5,453
Shares issued, net of offering costs	187,889	—	404,735	1	6,583			6,584		6,584
Shares issued to affiliates	234,642	—			2,607			2,607		2,607
Distributions to noncontrolling interests								—	(2,122)	(2,122)
Stock dividends issued	94,663	—	180,047	—				—		—
Shares issued under share incentive plans					64			64		64
Stock-based compensation to directors	2,700	—			30			30		30
Distributions declared ($0.1749 and $0.1494 per share to Class A and Class T, respectively)						(11,331)		(11,331)		(11,331)
Other comprehensive loss							(534)	(534)		(534)
Balance at March 31, 2019	31,543,757	$31	59,591,414	$60	$835,180	$(167,130)	$671	$668,812	$28,342	$697,154

See Notes to Consolidated Financial Statements.

WLT 3/31/2020 10-Q – 6

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows — Operating Activities
Net (loss) income	$(39,991)	$5,453
Adjustments to net (loss) income:
Equity in losses of equity method investments in real estate, net	29,439	1,342
Depreciation	11,887	11,759
Asset management fees to affiliates settled in shares	2,585	2,683
Amortization of deferred key money, deferred financing costs and other	257	310
Amortization of stock-based compensation expense	97	94
Gain on hurricane-related property damage	—	(10)
Net changes in other assets and liabilities	3,606	(6,215)
Increase (decrease) in due to related parties and affiliates	44	(19)
Business interruption insurance proceeds	—	881
Distributions of earnings from equity method investments	—	461
Net Cash Provided by Operating Activities	7,924	16,739

Cash Flows — Investing Activities
Capital expenditures	(3,014)	(2,623)
Capital contributions to equity investment in real estate	(1,357)	(2,536)
Payment of Watermark commitment fee	(800)	—
Net Cash Used in Investing Activities	(5,171)	(5,159)

Cash Flows — Financing Activities
Distributions paid	(11,616)	(11,178)
Net proceeds from issuance of shares	5,204	5,176
Scheduled payments and prepayments of mortgage principal	(1,981)	(821)
Proceeds from mortgage financing	1,080	—
Deferred financing costs	(1,014)	—
Repurchase of shares	(903)	—
Distributions to noncontrolling interests	—	(2,122)
Net Cash Used in Financing Activities	(9,230)	(8,945)

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,477)	2,635
Cash and cash equivalents and restricted cash, beginning of period	111,775	103,937
Cash and cash equivalents and restricted cash, end of period	$105,298	$106,572

See Notes to Consolidated Financial Statements.

WLT 3/31/2020 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

WATERMARK LODGING TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Watermark Lodging Trust, Inc. (“WLT”), formerly known as Carey Watermark Investors 2 Incorporated (“CWI 2”), is a publicly owned, non-traded real estate investment trust (“REIT”) that, together with its consolidated subsidiaries, invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. At March 31, 2020, we conducted substantially all of our investment activities and owned all of our assets through CWI 2 OP, LP (the “Operating Partnership”) and were a general partner and a limited partner of, and owned a 99.985% capital interest in, the Operating Partnership. As of March 31, 2020, Carey Watermark Holdings 2, LLC (“Carey Watermark Holdings 2”), which was owned indirectly by W. P. Carey Inc. (“WPC”), held a special general partner interest in the Operating Partnership.

At March 31, 2020, we were managed by Carey Lodging Advisors, LLC (our “Advisor”), an indirect subsidiary of WPC. Our Advisor managed our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. CWA2, LLC (the “Subadvisor”), a subsidiary of Watermark Capital Partners LLC (“Watermark Capital”), provided services to our Advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provided us with the services of Mr. Michael G. Medzigian, our Chief Executive Officer, subject to the approval of our independent directors.

We held ownership interests in 12 hotels at March 31, 2020, including ten hotels that we consolidated (“Consolidated Hotels”) and two hotels that we recorded as equity investments (“Unconsolidated Hotels”).

Merger with CWI 1

On April 13, 2020, we (or, following the completion of the Merger, the “Combined Company”) completed the previously announced merger (the “Merger”) of Apex Merger Sub LLC, our direct, wholly owned subsidiary (“Merger Sub”), with and into CWI 1, in an all-stock transaction. After giving effect to the Merger, CWI 1 became our wholly owned subsidiary. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of October 22, 2019 (as amended, the “Merger Agreement”), by and among us, CWI 1 and Merger Sub. The Combined Company has been renamed Watermark Lodging Trust, Inc.

Immediately following the effective time of the Merger, the Combined Company completed an internalization transaction with our Advisor and Subadvisor, as a result of which the Combined Company became self-managed.

The Merger will be accounted for as a business combination in accordance with current authoritative accounting guidance. CWI 1 will be the accounting acquiror in the Merger as (i) CWI 1’s pre-merger stockholders will have a majority of the voting power in the Combined Company after the Merger and (ii) CWI 1 is significantly larger than us when considering assets and revenues. As CWI 1 will be the accounting acquiror while we will be the legal acquiror, the Merger will be accounted for as a reverse acquisition, and therefore, the historical financial information included in the Combined Company’s financial statements would represent the pre-merger information of CWI 1.

See Note 12 for a further description of the Merger and related transactions.

WLT 3/31/2020 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

COVID-19, Management’s Plans and Liquidity

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows and will continue to do so for the reasonably foreseeable future. As of the date of this Report, 24 of the Combined Company’s hotels are operating at significantly reduced levels of occupancy, staffing and expenses, and operations at our remaining 8 hotels are fully suspended. While we have seen improving demand at some of our properties as states and cities across the United States have loosened stay-at-home restrictions, we expect the recovery to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. Given the uncertainty as to the ultimate severity and duration of the COVID‑19 outbreak and its effects, and the potential for its recurrence, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

At March 31, 2020, which was prior to the closing of the Merger, CWI 1 and CWI 2 had unrestricted cash of $47.8 million and $73.0 million, respectively. As of June 15, 2020, the Combined Company had unrestricted cash of $102.3 million. As discussed further below, we have entered into cash management agreements with certain of our lenders either because we are not meeting certain financial covenants or in consideration of the lenders granting us relief, which restricts us from utilizing cash generated from our hotels. In light of the foregoing, we have assessed our current financial condition, including current cash available, forecasted future cash flows and our contractual obligations over the next 12 months from the date of this Report, as well as the uncertainty surrounding the impact of the COVID-19 pandemic on our operations as discussed above, and have determined that there is substantial doubt about our ability to continue as a going concern for the next 12 months after the date of this Report. This assessment assumes we do not receive any additional proceeds from assets sales or equity- or debt- financing transactions. As discussed below, we are actively pursuing asset sales and other capital-raising strategies. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

We have taken decisive actions to help mitigate the effects of the COVID-19 pandemic on our operational results and to preserve our liquidity at both the operational level and corporate level, including:

•
Significantly reducing hotel operating costs: we suspended all operations at 17 Combined Company hotels and significantly reduced operations at the remaining Combined Company hotels, primarily by reducing staffing, furloughing employees, eliminating non-essential amenities and services and closing several floors and beverage outlets. One of these hotels reopened in May and eight hotels reopened in June, through the date of this Report, in response to demand or lessening of government restrictions;

•	Working with our lenders on debt forbearance plans, as discussed below;

•	Suspending distributions on, and redemptions of, our common stock, subject to limited exceptions to date;

•	Actively pursuing certain asset sales and other potential capital-raising transactions;

•	Significantly reducing our planned renovation activity by either canceling or deferring this activity to future periods, other than completing projects that are near completion;

•
Using a portion of our furniture, fixtures and equipment reserves accounts for expenses at our properties, as well as temporarily suspending required contributions to the furniture, fixture and equipment replacement reserves at certain of our hotels, to the extent permitted by our lenders; and

•	Reducing the cash compensation payable to our senior management and board of directors.

We and CWI 1 had total indebtedness of $839.0 million and $1.2 billion outstanding, respectively, at March 31, 2020, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties for items such as taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. Of the aggregate $2.0 billion of indebtedness outstanding at March 31, 2020, approximately $490.7 million is scheduled to mature during the 12 months after the date of this Report, of which we have extension options with respect to $224.2 million of this total; however, we cannot exercise these options if we are not then in compliance with certain financial covenants in the loans, and there is no assurance that we will be able to meet these requirements. We are actively working with our lenders on debt forbearance plans. We have sought relief from all of our lenders to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of the date of this Report, we have executed loan modifications on 18 of our 32 mortgage loans, aggregating $1.3 billion of indebtedness, under which interest and principal payments have been temporarily deferred and/or temporary covenant relief has been granted, including four loans for which we were not in compliance with certain financial covenants as of March 31, 2020. In addition, at March 31, 2020, we and CWI 1, collectively, were not in compliance with certain financial covenants under four mortgage loans, aggregating $167.8 million of indebtedness, and as a result entered into cash management agreements with the lender. We have determined that we are likely to be unable to

WLT 3/31/2020 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

satisfy certain covenants in the future on most, if not all, of our mortgage loans depending on the length of the pandemic, and we are planning to seek additional relief from our lenders. If the Combined Company is unable to repay, refinance or extend maturing mortgage loans, or if we breach a covenant and do not get a waiver from the applicable lenders, the lenders may declare events of default and seek to foreclose on the underlying hotels. We may choose to turn over one or more hotels back to the related mortgage lender. Even if we are able to obtain payment or covenant relief, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections related to the mortgage loans.

We are actively seeking to raise capital through a variety of strategies. We are actively marketing certain assets for sale and have identified additional assets that could be sold if needed. As of the date of this Report, the Combined Company has sold its 100% ownership interest in the Hutton Hotel Nashville to an unaffiliated third party for a contractual sales price of $70.0 million, with net proceeds of $26.8 million after the repayment of the related mortgage loan. The sales price reflects a discount compared to the property's pre-COVID-19 value. Other sales in the near term, to the extent undertaken, may also occur at discounted valuations. We are actively exploring strategic financing transactions, which may include the issuance of additional preferred and/or common stock and/or the incurrence of additional indebtedness. There can be no assurance as to the certainty or timing of any such transactions.

Public Offering

We raised offering proceeds in our initial public offering of $280.3 million from our Class A common stock and $571.0 million from our Class T common stock. The offering commenced in May 2014 and closed in July 2017. We have fully invested the proceeds from our offering. In addition, from inception through March 31, 2020, $30.8 million and $62.7 million of distributions were reinvested in our Class A and Class T common stock, respectively, through our distribution reinvestment plan (“DRIP”).

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2019, which are included in our 2019 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity (“VIE”), and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2019 Annual Report.

WLT 3/31/2020 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

At both March 31, 2020 and December 31, 2019, we considered two entities to be VIEs, of which we consolidated one, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	March 31, 2020	December 31, 2019
Net investments in hotels	$122,610	$123,833
Total assets	145,967	145,218

Non-recourse debt, net	$88,856	$88,747
Total liabilities	107,321	104,046

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$73,047	$81,713
Restricted cash	32,251	30,062
Total cash and cash equivalents and restricted cash	$105,298	$111,775

Recent Accounting Pronouncements

Pronouncements Adopted as of March 31, 2020

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Accounting Standards Update (“ASU”) 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 replaces the “incurred loss” model with an “expected loss” model, resulting in the earlier recognition of credit losses even if the risk of loss is remote. This standard applies to financial assets measured at amortized cost and certain other instruments, including loans receivable. This standard does not apply to receivables arising from operating leases, which are within the scope of Topic 842. We adopted this guidance for our interim and annual periods beginning January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

WLT 3/31/2020 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

As of March 31, 2020, we had an advisory agreement with our Advisor (the “Advisory Agreement”) to perform certain services for us under a fee arrangement, including managing our overall business, our investments and certain administrative duties. Our Advisor also had a subadvisory agreement with the Subadvisor (the “Subadvisory Agreement”) whereby our Advisor paid 25% of its fees earned under the Advisory Agreement and Available Cash Distributions (as defined below) and 30% of the subordinated incentive distributions to the Subadvisor in return for certain personnel services. Upon completion of the Merger on April 13, 2020 (Note 12), both the Advisory Agreement and Subadvisory Agreement were terminated.

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended March 31,
	2020	2019
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$2,683	$2,683
Personnel and overhead reimbursements	1,140	1,100
Available Cash Distributions	—	1,938
	$3,823	$5,721

Other Transaction Fees Incurred
Capitalized loan refinancing fees	$296	$—

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	March 31, 2020	December 31, 2019
Amounts Due to Related Parties and Affiliates
Reimbursable costs due to our Advisor	$1,036	$956
Asset management fees and other to our Advisor	98	894
Watermark commitment agreement	—	800
Due to other related parties and affiliates	—	136
	$1,134	$2,786

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

As of March 31, 2020, we paid our Advisor an annual asset management fee equal to 0.55% of the aggregate average market value of our investments, as described in the Advisory Agreement. Our Advisor was also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement were met. If our Advisor elected to receive all or a portion of its fees in shares of our Class A common stock, the number of shares issued was determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) for Class A shares. Upon completion of the Merger on April 13, 2020 (Note 12), the Advisory Agreement was terminated and these fees ceased being incurred. For the three months ended March 31, 2020 and 2019, we settled $3.5 million and $2.6 million, respectively, of asset management fees in shares of our Class A common stock at our Advisor’s election. At March 31, 2020, the Advisor owned 3,811,189 shares (4.0%) of our total outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

WLT 3/31/2020 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Available Cash Distributions

As of March 31, 2020, Carey Watermark Holdings 2’s special general partner interest entitled it to receive distributions of 10% of Available Cash, as defined in the agreement of limited partnership of the Operating Partnership (“Available Cash Distributions”) generated by the Operating Partnership, subject to certain limitations. Available Cash Distributions are included in Income attributable to noncontrolling interests in the consolidated financial statements. In connection with the internalization of the management of the Combined Company (Note 1), CWI OP, LP (“CWI OP”) and the Operating Partnership redeemed the special general partnership interests held by Carey Watermark Holdings, LLC (“SGP 1”) and Carey Watermark Holdings 2 in CWI OP and the Operating Partnership, respectively, as further described in Note 12. Following the redemption, SGP 1 and Carey Watermark Holdings 2 have no further liability or obligation pursuant to the limited partnership agreements of CWI OP or the Operating Partnership, respectively.

Personnel and Overhead Reimbursements/Reimbursable Costs

As of March 31, 2020, under the terms of the Advisory Agreement, our Advisor generally allocated expenses of dedicated and shared resources, including the cost of personnel, rent and related office expenses, between us and CWI 1, based on total pro rata hotel revenues on a quarterly basis. Pursuant to the Subadvisory Agreement, after we reimbursed our Advisor, it would subsequently reimburse the Subadvisor for personnel costs and other charges, including the services of our Chief Executive Officer, subject to the approval of our board of directors. Upon completion of the Merger on April 13, 2020 (Note 12), both the Advisory Agreement and Subadvisory Agreement were terminated and these expenses ceased being incurred. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and were settled in cash. We also granted restricted stock units (“RSUs”) to employees of the Subadvisor pursuant to our 2015 Equity Incentive Plan.

Other Transactions with Affiliates

Watermark Commitment Agreement

On October 1, 2019, we, CWI 1, Watermark and Mr. Medzigian, the chief executive officer of both us and CWI 1, entered into a commitment agreement pursuant to which we and CWI 1 agreed to pay Watermark a total of $6.95 million in consideration of the commitments of Watermark and Mr. Medzigian to wind down and ultimately liquidate a private fund that was formed to raise capital to invest in lodging properties, and to devote their business activities exclusively to the affairs of us and CWI 1 and certain other activities set forth in the commitment agreement, with the exception of the wind-down of the private fund and performing asset management services for two hotels owned by WPC (one of which was subsequently sold). Of the total $6.95 million, $5.0 million was paid on October 25, 2019, of which $2.0 million was allocated to and paid by us, and was included in Other assets in the consolidated balance sheet at both March 31, 2020 and December 31, 2019 as a deferred cost. The remaining balance of $1.95 million was paid on January 15, 2020, of which $0.8 million was allocated to and paid by us, and was included as a payable in Due to other related parties and affiliates at December 31, 2019 and a deferred cost in Other assets in the consolidated balance sheet at both March 31, 2020 and December 31, 2019.

Working Capital Facility

In October 19, 2017, our Operating Partnership entered into a $25.0 million secured credit facility with WPC to fund our working capital needs (the “Working Capital Facility”). The Working Capital Facility was scheduled to mature on December 31, 2019 and was extended to the later of March 31, 2020 or the closing date of the Merger. At both March 31, 2020 and December 31, 2019, no amounts were outstanding under the Working Capital Facility. Upon completion of the Merger on April 13, 2020, all applicable loan documents were terminated.

Jointly Owned Investments

At March 31, 2020, we owned interests in three ventures with CWI 1: the Marriott Sawgrass Golf Resort & Spa, a Consolidated Hotel, and the Ritz-Carlton Key Biscayne and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third party also owns an interest in the Ritz-Carlton Key Biscayne. Upon the closing of the Merger on April 13, 2020, we own 100% of the Marriott Sawgrass Golf Resort & Spa and the Ritz-Carlton Bacara, Santa Barbara.

WLT 3/31/2020 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Buildings	$1,090,307	$1,090,693
Land	236,078	236,078
Furniture, fixtures and equipment	94,880	93,333
Building and site improvements	47,036	42,318
Construction in progress	4,072	6,466
Hotels, at cost	1,472,373	1,468,888
Less: Accumulated depreciation	(169,410)	(157,581)
Net investments in hotels	$1,302,963	$1,311,307

During the three months ended March 31, 2020 and 2019, we retired fully depreciated furniture, fixtures and equipment aggregating $0.1 million and $1.5 million, respectively.

Hurricane-Related Disruption

The Marriott Sawgrass Golf Resort & Spa was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time. Below is a summary of the items that comprised the (gain) loss recognized by the venture related to Hurricane Irma (in thousands):

	Three Months Ended March 31,
	2020	2019
Net write-off of fixed assets	$743	$3,043
Decrease to property damage insurance receivables	(743)	(3,053)
Gain on hurricane-related property damage	$—	$(10)

As the restoration work continues to be performed, the estimated total costs will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional restoration work will be recorded in the periods in which it is performed.

Construction in Progress

At March 31, 2020 and December 31, 2019, construction in progress, recorded at cost, was $4.1 million and $6.5 million, respectively, and related to planned renovations at certain of our hotels. Upon substantial completion of renovation work, costs are reclassified from construction in progress to buildings, building and site improvements and furniture, fixtures and equipment, as applicable, and depreciation will commence.

We capitalize qualifying interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized less than $0.1 million of such costs during both the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, accrued capital expenditures were $2.7 million and $1.4 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At March 31, 2020, we owned equity interests in two Unconsolidated Hotels, one with CWI 1 and one together with CWI 1 and an unrelated third party. We did not control the ventures that own these hotels, but we exercised significant influence over them. We accounted for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

WLT 3/31/2020 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income or loss to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate if the venture’s capital structure gives different rights and priorities to its investors. Therefore, we followed the hypothetical liquidation at book value (“HLBV”) method in determining our share of these ventures’ earnings or losses for the reporting period as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Earnings for our equity method investments were recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at
					March 31, 2020	December 31, 2019
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	CA	358	60.0%	Resort	$48,640	$77,837
Ritz-Carlton Key Biscayne Venture (c) (d)	FL	443	19.3%	Resort	36,468	35,332
		801			$85,108	$113,169
___________

(a)
At March 31, 2020, this investment represented a tenancy-in-common interest with the remaining 40.0% interest owned by CWI 1. Upon completion of the Merger on April 13, 2020, the Combined Company consolidates its real estate interest in this hotel.

(b)
We contributed $1.4 million to this investment during the three months ended March 31, 2020, which included funding for the hotel’s renovation. We recognized an other-than-temporary impairment charge of $26.7 million on this investment during the three months ended March 31, 2020 to reduce the carrying value of our equity investment in the venture to its estimated fair value.

(c)
At March 31, 2020, a 47.4% interest in this venture was owned by CWI 1, with the remaining 33.3% interest retained by the original owner. Upon completion of the Merger on April 13, 2020, the Combined Company consolidates its real estate interest in this hotel. The number of rooms presented includes 141 condo-hotel units that participate in the resort rental program.

(d)
No cash distributions were received from this investment during the three months ended March 31, 2020. This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Unconsolidated Hotels	2020	2019
Ritz-Carlton Bacara, Santa Barbara Venture (a)	$(30,575)	$(2,964)
Ritz-Carlton Key Biscayne Venture	1,136	1,622
Total equity in losses of equity method investments in real estate, net	$(29,439)	$(1,342)
___________
(a) Includes an other-than-temporary impairment charge of $26.7 million recognized on this investment during the three months ended March 31, 2020 to reduce the carrying value of our equity investment in the venture to its estimated fair value.

No other-than-temporary impairment charges were recognized during the three months ended March 31, 2019.

At both March 31, 2020 and December 31, 2019, the unamortized basis differences on our equity investments were $5.4 million. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million and less than $0.1 million during the three months ended March 31, 2020 and 2019, respectively.

WLT 3/31/2020 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

The following tables present combined summarized financial information of our equity investments in real estate. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (in thousands):

	March 31, 2020	December 31, 2019
Real estate, net	$632,768	$636,372
Other assets	68,104	64,130
Total assets	700,872	700,502
Debt	412,922	413,538
Other liabilities	52,214	50,973
Total liabilities	465,136	464,511
Members’ equity	$235,736	$235,991

	Three Months Ended March 31,
	2020	2019
Revenues	$42,608	$50,837
Expenses	(45,163)	(49,944)
Net (loss) income attributable to equity method investments	$(2,555)	$893

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three months ended March 31, 2020 or 2019. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income in the consolidated financial statements.

Our non-recourse debt, net which we have classified as Level 3, had a carrying value of $839.0 million and $840.5 million at March 31, 2020 and December 31, 2019, respectively, and an estimated fair value of $783.2 million and $844.2 million at March 31, 2020 and December 31, 2019, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

WLT 3/31/2020 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both March 31, 2020 and December 31, 2019.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. See Note 5 for a description of impairment charges recognized during the three months ended March 31, 2020. No impairment charges were recognized during the three months ended March 31, 2019.

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from the policies disclosed in our 2019 Annual Report. At both March 31, 2020 and December 31, 2019, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Interest rate caps	Other assets	$4	$—	$—	$—
Interest rate swap	Other assets	—	121	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(5,802)	—
		$4	$121	$(5,802)	$—

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements.

We recognized unrealized losses of $5.8 million and $0.2 million in Other comprehensive loss on derivatives in connection with our interest rate swaps and caps during the three months ended March 31, 2020 and 2019, respectively.

We reclassified $0.1 million and $0.3 million from Other comprehensive loss on derivatives into Interest expense for the three months ended March 31, 2020 and 2019.

Amounts reported in Other comprehensive loss related to our interest rate swap and caps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. At March 31, 2020, we estimated that $2.3 million will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

WLT 3/31/2020 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at March 31, 2020 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	March 31, 2020
Interest rate swaps	2	$188,300	$(5,802)
Interest rate caps	3	171,078	4
			$(5,798)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2020. At March 31, 2020, both our total credit exposure and the maximum exposure to any single counterparty was less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2020, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $5.8 million at March 31, 2020, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2020, we could have been required to settle our obligations under these agreements at their aggregate termination value of $6.2 million. At December 31, 2019, we had no derivatives that were in a net liability position.

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Current	Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Maturity Date	March 31, 2020	December 31, 2019
Le Méridien Arlington (a) (b)	4.33%	Variable	6/2020	$34,703	$34,755
San Jose Marriott (a) (b)	4.33%	Variable	7/2020	87,287	87,460
Renaissance Atlanta Midtown Hotel (a) (c)	3.26%	Variable	8/2021	48,653	48,589
Ritz-Carlton San Francisco	4.59%	Fixed	2/2022	142,897	142,923
Charlotte Marriott City Center	4.53%	Fixed	6/2022	102,674	102,636
Courtyard Nashville Downtown	4.15%	Fixed	9/2022	54,863	54,965
Marriott Sawgrass Golf Resort & Spa (a) (c)	3.76%	Variable	11/2022	88,856	88,747
Embassy Suites by Hilton Denver-Downtown/Convention Center	3.90%	Fixed	12/2022	97,625	98,073
Seattle Marriott Bellevue (a) (c)	4.19%	Variable	1/2023	97,383	97,895
San Diego Marriott La Jolla	4.13%	Fixed	8/2023	84,064	84,422
				$839,005	$840,465
___________

WLT 3/31/2020 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 7). The interest rates presented for these mortgage loans reflect the rates in effect at March 31, 2020 through the use of an interest rate cap or swap, as applicable.

(b)
These mortgage loans have one-year extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension option. In connection with loan modification agreements, we have extended the maturity dates of these loans to October 28, 2020.

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

Financing Activity During 2020

During the first quarter of 2020, we refinanced the $97.7 million Seattle Marriott Bellevue mortgage loan with a new mortgage loan of $98.8 million. The loan has a floating annual interest rate of LIBOR plus 2.7%, which has effectively been fixed at 4.2% through an interest rate swap agreement, and a maturity date of January 22, 2023. This refinancing was accounted for as a loan modification.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2020 and each of the next four calendar years following December 31, 2020 are as follows (in thousands):

Years Ending December 31,	Total
2020 (remainder)	$127,414
2021	56,497
2022	488,617
2023	170,178
2024	—
Total principal payments	842,706
Unamortized deferred financing costs	(3,701)
Total	$839,005

Note 9. Commitments and Contingencies

At March 31, 2020, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of March 31, 2020, our Consolidated Hotel properties were operated pursuant to long-term management agreements with three different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 2.5% to 3.0% of hotel revenues. Six of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee generally ranging from 3.0% to 7.0% of hotel

WLT 3/31/2020 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $2.1 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively.

Franchise Agreements

Four of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of March 31, 2020, we had three franchise agreements with Marriott-owned brands and one with a Hilton-owned brand related to our Consolidated Hotels. Our typical franchise agreement provides for a term of 20 to 25 years. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $1.0 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At March 31, 2020 and December 31, 2019, $30.9 million and $26.7 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and anticipate using a portion of the available restricted cash reserves to cover operating costs at our properties.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At March 31, 2020, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at March 31, 2020 totaled $11.6 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources or other sources of available capital, including cash flow from operations.

Note 10. (Loss) Income Per Share and Equity

(Loss) Income Per Share

The following table presents (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share
Class A common stock	33,093,096	$(14,078)	$(0.43)	31,392,012	$398	$0.01
Class T common stock	61,103,150	(26,040)	(0.43)	59,500,448	626	0.01
Net (loss) income attributable to WLT stockholders		$(40,118)			$1,024

WLT 3/31/2020 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

The allocation of net (loss) income attributable to WLT stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of less than $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, since this fee is only applicable to holders of Class T common stock.

The distribution and shareholder servicing fee is 1.0% of the NAV of our Class T common stock; it accrues daily and is payable quarterly in arrears. We currently expect that we will cease incurring the distribution and shareholder servicing fee during the fourth quarter of 2020, at which time the total underwriting compensation paid in respect of the offering will reach 10.0% of the gross offering proceeds. We paid distribution and shareholder servicing fees to selected dealers of $1.2 million and $1.4 million during the three months ended March 31, 2020 and 2019, respectively.

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

The following table presents a reconciliation of changes in Accumulated other comprehensive (loss) income by component for the periods presented (in thousands):

	Three Months Ended March 31,
Gains and Losses on Derivative Instruments	2020	2019
Beginning balance	$(157)	$1,205
Other comprehensive loss before reclassifications	(5,836)	(228)
Amounts reclassified from accumulated other comprehensive (loss) income to:
Interest expense	(62)	(306)
Equity in losses of equity method investments in real estate, net	21	—
Total	(41)	(306)
Net current period other comprehensive loss	(5,877)	(534)
Net current period other comprehensive loss attributable to noncontrolling interests	1,388	—
Ending balance	$(4,646)	$671

Note 11. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2020, if applicable. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2020 and 2019. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three months ended March 31, 2020 and 2019. Current income tax benefit was $3.3 million and current income tax expense was $1.1 million for the three months ended March 31, 2020 and 2019, respectively. We have historically calculated the provision for income taxes during interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the interim period. We have used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2020. We determined that since estimates of “ordinary” income are unreliable due to the impact of COVID-19 the historical method would not provide a reliable estimate for the three month ended March 31, 2020.

WLT 3/31/2020 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

In light of the COVID-19 outbreak during the first quarter of 2020, we monitored tax considerations and the potential impact on our consolidated financial statements. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (U.S. federal legislation enacted on March 27, 2020 in response to COVID-19) provides that net operating losses generated in 2018, 2019, or 2020 may be carried back to offset taxable income earned during the five-year period prior to the year in which the net operating loss was generated. By carrying back certain net operating losses, we recognized a $3.8 million current tax benefit during the three months ended March 31, 2020, which is included within current tax benefit described in the previous paragraph.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. Benefit from income taxes included net deferred income tax benefits of $1.2 million of $2.4 million for the three months ended March 31, 2020 and 2019, respectively.

Note 12. Subsequent Events

Merger with CWI 1

On April 13, 2020, we completed the Merger of Merger Sub with and into CWI 1 in an all-stock transaction. After giving effect to the Merger, CWI 1 became our wholly owned subsidiary. The Merger was effected pursuant to the Merger Agreement by and among us, CWI 1 and Merger Sub. The Combined Company has been renamed Watermark Lodging Trust, Inc.

In accordance with the Merger Agreement, at the effective time of the Merger (the “effective time”) each issued and outstanding share of CWI 1’s common stock (or fraction thereof), $0.001 par value per share (“CWI 1 common stock”), was converted into the right to receive 0.9106 shares (the “exchange ratio”) of WLT Class A common stock, $0.001 par value per share (“WLT Class A common stock”). Also at the effective time, all CWI 1 RSUs outstanding and unvested immediately prior to the effective time were converted into a CWI 2 RSU with respect to a whole number of shares of CWI 2 Class A common stock equal to (i) the number of shares of CWI 1 common stock subject to such unvested CWI 1 RSU, multiplied by (ii) the exchange ratio.
Immediately following the effective time of the Merger, the internalization of the management of the Combined Company (the “Internalization”) was consummated pursuant to the Internalization Agreement, dated as of October 22, 2019 (as amended, the “Internalization Agreement”), by and among CWI 1, CWI OP, the Operating Partnership, WPC, SGP 1, CLA Holdings, LLC, Carey REIT II, Inc., WPC Holdco LLC, Carey Watermark Holdings 2, the Advisor, Watermark Capital, CWA, LLC (the “CWI 1 Subadvisor”), and the Subadvisor.
In accordance with the Internalization Agreement, CWI OP and the Operating Partnership redeemed the special general partnership interests held by SGP 1 and Carey Watermark Holdings 2 in CWI OP and the Operating Partnership, respectively (the “Redemption”). As consideration for the Redemption and the other transactions contemplated by the Internalization Agreement, WLT or the Operating Partnership (as applicable) issued equity consisting of (x) 2,840,549 shares of CWI 2 Class A common stock, to affiliates of WPC, (y) 1,300,000 shares of WLT Series A preferred stock, $0.001 par value per share, to affiliates of WPC, with a liquidation preference of $50.00 per share ($65,000,000 in the aggregate), and (z) 2,417,996 limited partnership units in the Operating Partnership, to affiliates of Watermark Capital. Following the Redemption, SGP 1 and Carey Watermark Holdings 2 have no further liability or obligation pursuant to the limited partnership agreements of CWI OP or the Operating Partnership, respectively.
Immediately following the Redemption, the existing advisory agreements, as amended, between CWI 1 or CWI 2 (as applicable) and the Advisor, and the existing sub‑advisory agreements, as amended, between the Advisor and the CWI 1 Subadvisor or the CWI 2 Subadvisor (as applicable), were automatically terminated. The secured credit facilities entered into by CWI OP or the Operating Partnership (as applicable) as borrower, and CWI 1 or CWI 2 (as applicable) as guarantor, with WPC as lender, each matured at the time of the expiration of such existing advisory agreements and the applicable loan agreements and loan documents were terminated. Neither CWI 1 nor CWI 2 had any outstanding obligations under the respective facilities.

WLT 3/31/2020 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Pursuant to the Transition Services Agreement dated as of October 22, 2019 entered into between CWI 2 and WPC, WPC will continue to make available to the Combined Company all of the services that WPC provided to CWI 2 prior to the Merger. The term of the transition services agreement is generally 12 months from the effective date of the internalization transaction. WPC will be paid its costs of providing the services and will be reimbursed for all expenses of providing the services.

Pursuant to the Transition Services Agreement dated as of October 22, 2019 entered into between CWI 2 and Watermark Capital, Watermark Capital will continue to make available to the Combined Company all of the services that Watermark Capital provided to CWI 2 prior to the Merger and for the Combined Company to provide certain services to Watermark Capital or its affiliates. Except with respect to particular services provided by the Combined Company to Watermark Capital, the term of the transition services agreement is 12 months from the effective date of the internalization transaction. Watermark Capital or the Combined Company, in their respective capacities as service providers under such transition services agreement, will be paid their respective costs of providing the services and will be reimbursed for all expenses of providing the services.

Mr. Medzigian, CWI 1’s and WLT's Chief Executive Officer, entered into an employment agreement with WLT that took effect at the closing of the Merger, effected pursuant to the Employment Agreement, dated as of October 22, 2019, pursuant to which Mr. Medzigian is entitled to receive, among other things, an annual base salary of $775,000, an annual cash bonus opportunity equal to 150% of his annual base salary based on performance goals, and an award of RSUs of WLT common stock equal to $6.0 million. Mr. Medzigian subsequently entered into a letter agreement with CWI 2 to confirm his agreement to reduce by 50% the pro rata portion of Mr. Medzigian’s annual base salary payable by the Combined Company through July 15, 2020.

As of the date of this Report, we have not completed our initial accounting for the Merger, including the determination of the fair value of the assets acquired and liabilities assumed. The acquired assets and liabilities and related operating activity from the date of acquisition will be included in our consolidated financial statements as of and for the six months ended June 30, 2020, as well as consolidated pro forma financial information for the Merger.

Disposition Activity

On June 8, 2020, the Combined Company sold its 100% ownership interest in the Hutton Hotel Nashville to an unaffiliated third-party for a contractual sales price of $70.0 million, with net proceeds of approximately $26.8 million after the repayment of the related mortgage loan.

Tax Restructuring

On April 20, 2020, the TRS’s that were previously wholly-owned by CWI 1 were contributed into the wholly-owned WLT combined TRS in a tax-free restructuring.  This restructuring will result in a single federal tax filing for the WLT combined TRS, which will include the contributed entities. The WLT combined TRS will value the deferred tax assets and liabilities of the combined entities based on the WLT combined TRS’s deferred tax rate.

COVID-19

The ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results. Given the impact to lodging demand, we continue to take actions to help mitigate the effects of the COVID-19 pandemic on our operating results and to preserve liquidity. See Note 1 for further details regarding managements plans and liquidity.

WLT 3/31/2020 10-Q – 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2019 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Business Overview

As described in more detail in Item 1 of the 2019 Annual Report, we are a publicly owned, non-traded REIT that invests in and manages and seeks to enhance the value of interests in lodging and lodging-related properties. We have fully invested our offering proceeds in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality and by hotel renovations. We have invested in hotels and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. At March 31, 2020, we held ownership interests in 12 hotels, with a total of 4,420 rooms.

Significant Developments

Merger with CWI 1

On April 13, 2020, we completed the Merger of Merger Sub with and into CWI 1 in an all-stock transaction. After giving effect to the Merger, CWI 1 became our wholly owned subsidiary. The Merger was effected pursuant to the Merger Agreement by and among us, CWI 1 and Merger Sub. The Combined Company has been renamed Watermark Lodging Trust, Inc.

Immediately following the effective time of the Merger, the Combined Company completed an internalization transaction with our Advisor and Subadvisor, as a result of which the Combined Company became self-managed.

See Note 12 for a further description of the Merger and related transactions.

COVID-19 Pandemic

As of the date of this Report, 24 of our hotels are operating at significantly reduced levels of occupancy, staffing, and expenses and operations at our remaining 8 hotels are fully suspended. While we have seen improving demand at some of our properties as states and cities across the United States have loosened stay-at-home restrictions, we expect the recovery to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. Given the uncertainty as to the ultimate severity and duration of the COVID‑19 outbreak and its effects, and the potential for its recurrence, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

We have taken various actions to help mitigate the effects of the COVID-19 pandemic on our operational results and to preserve our liquidity at both the operational level and corporate level, including:

•
Significantly reducing hotel operating costs: we suspended all operations at 17 hotels and significantly reduced operations at the remaining hotels, primarily by reducing staffing, furloughing employees, eliminating non-essential amenities and services and closing several floors and beverage outlets. One of these hotels reopened in May and eight hotels reopened in June, through the date of this Report, in response to demand or lessening of government regulations. The average occupancy rate for the Consolidated Hotels of the Combined Company for the month of April was 4.0%.

•	Working with our lenders on debt forbearance plans;

•	Suspending distributions on, and redemptions of, our common stock, subject to limited exceptions to date;

•	Actively pursuing certain asset sales and other potential capital-raising transactions;

•	Significantly reducing our planned renovation activity by either canceling or deferring this activity to future periods, other than completing projects that are near completion;

WLT 3/31/2020 10-Q – 24

•
Using a portion of our furniture, fixtures and equipment reserves accounts, to the extent permitted by our lenders, for expenses at our properties, as well as temporarily suspending required contributions to the furniture, fixture and equipment replacement reserves at certain of our hotels; and

•	Reducing the cash compensation payable to our senior management and board of directors.

We are actively working with our lenders on debt forbearance plans. We have sought relief from all of our lenders to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of the date of this Report, we have executed loan modifications on 18 of our 32 non-recourse mortgage loans.

We are actively seeking to raise capital through a variety of strategies. We are actively marketing certain assets for sale and have identified additional assets that could be sold if needed, and we may choose to turn over one or more hotels back to the related mortgage lender. We are actively exploring strategic financing transactions, which may include the issuance of additional preferred and/or common stock and/or the incurrence of additional indebtedness.

Disposition Activity

On June 8, 2020, the Combined Company sold its 100% ownership interest in the Hutton Hotel Nashville to an unaffiliated third-party for a contractual sales price of $70.0 million, with net proceeds of approximately $26.8 million after the repayment of the related mortgage loan.

Distributions

On March 18, 2020, WLT announced that, in light of the impact that the COVID-19 outbreak has had on our business, and the uncertainty as to the ultimate severity and duration of the outbreak and its effects, we would not pay distributions on our common stock in respect of the quarter ended March 31, 2020, in order to enable us to retain cash and preserve financial flexibility. Distributions in respect of future quarters will be evaluated by our board of directors based on circumstances and expectations existing at the time of consideration. The current suspension of our redemption program will remain in effect, other than in the case of special circumstances redemptions, until the board determines to lift the suspension.

Combined Company Net Asset Value

We currently intend to announce, by the end of 2020, the net asset value for the Combined Company as of September 30, 2020 to coincide with the availability of necessary market data, industry projections and comparable sales information.

WLT 3/31/2020 10-Q – 25

Financial and Operating Highlights

(Dollars in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”))

	Three Months Ended March 31,
	2020	2019
Hotel revenues	$70,929	$96,006
Net (loss) income attributable to WLT stockholders	(40,118)	1,024

Cash distributions paid	11,616	11,178

Net cash provided by operating activities	7,924	16,739
Net cash used in investing activities	(5,171)	(5,159)
Net cash used in financing activities	(9,230)	(8,945)

Supplemental Financial Measures: (a)
FFO attributable to WLT stockholders	(322)	13,197
MFFO attributable to WLT stockholders	1,010	13,207

Consolidated Hotel Operating Statistics
Occupancy	55.2%	75.2%
ADR	$256.73	$263.75
RevPAR	141.75	198.32
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

WLT 3/31/2020 10-Q – 26

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at March 31, 2020:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
2015 Acquisitions
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	4/1/2015	Resort
Courtyard Nashville Downtown	TN	192	100%	5/1/2015	Select-Service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	11/4/2015	Full-Service
2016 Acquisitions
Seattle Marriott Bellevue	WA	384	100%	1/22/2016	Full-Service
Le Méridien Arlington	VA	154	100%	6/28/2016	Full-Service
San Jose Marriott	CA	510	100%	7/13/2016	Full-Service
San Diego Marriott La Jolla	CA	376	100%	7/21/2016	Full-Service
Renaissance Atlanta Midtown Hotel	GA	304	100%	8/30/2016	Full-Service
Ritz-Carlton San Francisco	CA	336	100%	12/30/2016	Full-Service
2017 Acquisition
Charlotte Marriott City Center	NC	446	100%	6/1/2017	Full-Service
		3,619
Unconsolidated Hotels
Ritz-Carlton Key Biscayne (b) (c)	FL	443	19.3%	5/29/2015	Resort
Ritz-Carlton Bacara, Santa Barbara (d)	CA	358	60%	9/28/2017	Resort
		801
_________

(a)	The remaining 50.0% interest in this venture was owned by CWI 1 at March 31, 2020. Upon closing of the Merger on April 13, 2020, the Combined Company owns 100% of this hotel.

(b)	A 47.4% interest in this venture was owned by CWI 1 at March 31, 2020. Upon completion of the Merger on April 13, 2020, the Combined Company consolidates its real estate interest in this hotel.

(c)	The number of rooms presented includes 141 condo-hotel units that participate in the resort rental program.

(d)
At March 31, 2020, this investment represented a tenancy-in-common interest with the remaining 40.0% interest owned by CWI 1. Upon closing of the Merger on April 13, 2020, the Combined Company consolidates its real estate interest in this hotel.

Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing the value in our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net (loss) income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation.

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

Due to the COVID-19 pandemic, beginning in March 2020, we experienced a significant decline in occupancy and RevPAR due to the COVID-19 pandemic. The economic downturn resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. As discussed above, certain of our hotel properties have temporarily suspended all operations and, while our other hotel properties are operating in a limited capacity, as a result of these operational changes, the results of operations for the three months ended March 31, 2020 will not be comparable to the same period in 2019.

WLT 3/31/2020 10-Q – 27

The following table presents our comparative results of operations (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Hotel Revenues	$70,929	$96,006	$(25,077)

Hotel Operating Expenses	69,620	75,569	(5,949)

Asset management fees to affiliate and other expenses	2,907	2,909	(2)
Corporate general and administrative expenses	2,584	1,877	707
Transaction costs	1,359	252	1,107
Gain on hurricane-related property damage	—	(10)	10
Total Expenses	76,470	80,597	(4,127)
Operating (Loss) Income	(5,541)	15,409	(20,950)
Equity in losses of equity method investments in real estate, net	(29,439)	(1,342)	(28,097)
Interest expense	(9,627)	(10,100)	473
Other income	167	182	(15)
(Loss) Income Before Income Taxes	(44,440)	4,149	(48,589)
Benefit from income taxes	4,449	1,304	3,145
Net (Loss) Income	(39,991)	5,453	(45,444)
Income attributable to noncontrolling interests	(127)	(4,429)	4,302
Net (Loss) Income Attributable to WLT Stockholders	$(40,118)	$1,024	$(41,142)
Supplemental Financial Measure:(a)
MFFO Attributable to WLT Stockholders	$1,010	$13,207	$(12,197)
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

Our Same Store Hotels are comprised of all of our Consolidated Hotels as of March 31, 2020.

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the two months ended February 29, 2020 and 2019 and the three months ended March 31, 2020 and 2019 for our Same Store Hotels.

	Two Months Ended February 29,		Three Months Ended March 31,
Same Store Hotels	2020	2019	2020	2019
Occupancy Rate	70.7%	73.0%	55.2%	75.2%
ADR	255.86	265.61	$256.73	$263.75
RevPAR	180.82	193.85	141.75	198.32

Hotel Revenues

For the three months ended March 31, 2020 as compared to the same period in 2019, hotel revenues decreased by $25.1 million primarily due to the impact of COVID-19 on our hotel operations. We have experienced cancellations of rooms and conferences, and expect that we will continue to do so until the spread of the virus, or the fear of its spread, subsides. In addition, government-imposed restrictions on travel and large gatherings have adversely affected the performance of our hotels. Moreover, our operations have been negatively affected in cases where the hotel employees are quarantined as the result of exposure to the virus.

WLT 3/31/2020 10-Q – 28

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the three months ended March 31, 2020 as compared to the same period in 2019, aggregate hotel operating expenses decreased by $5.9 million primarily due to the impact of COVID-19 on our hotel operations, as discussed above. Included in hotel operating expenses for the three months ended March 31, 2020 are $3.2 million of COVID-related hotel employee furlough costs.

Corporate General and Administrative Expenses

For the three months ended March 31, 2020 as compared to the same period in 2019, corporate general and administrative expenses increased by $0.7 million primarily due to an increase in personnel and overhead reimbursements of $0.3 million in advance of the internalization transaction in which the Combined Company became self-managed upon the completion of the Merger and professional fees of $0.2 million. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

Transaction Costs

For the three months ended March 31, 2020, as compared to the same period in 2019, transactions costs increased by $1.1 million and represented legal, accounting, investor relations and other transaction costs related to the Merger and related transactions.

Equity in Losses of Equity Method Investments in Real Estate, Net

Equity in losses of equity method investments in real estate, net represents losses from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. We recognized $26.7 million of other-than-temporary impairment charges on our equity method investments in real estate during the three months ended March 31, 2020. No such charges were recognized during the three months ended March 31, 2019.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Unconsolidated Hotels	2020	2019
Ritz-Carlton Bacara, Santa Barbara Venture (a)	$(30,575)	$(2,964)
Ritz-Carlton Key Biscayne Venture	1,136	1,622
Total equity in losses of equity method investments in real estate, net	$(29,439)	$(1,342)
___________
(a) Includes an other-than-temporary impairment charge of $26.7 million recognized on this investment during the three months ended March 31, 2020, as described in Note 6.

Benefit from Income Taxes

For the three months ended March 31, 2020 as compared to the same period in 2019, our benefit from income taxes increased by $3.1 million. Benefit from income taxes during the three months ended March 31, 2020 includes a $3.8 million current tax benefit resulting from carrying back certain net operating losses allowable under the CARES Act, partially offset by a deferred expense due to net operating loss utilization of $1.9 million.

WLT 3/31/2020 10-Q – 29

Income Attributable to Noncontrolling Interests

The following table sets forth our income attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
Venture	2020	2019
Marriott Sawgrass Golf Resort & Spa Venture (a)	$(127)	$(2,491)
Operating Partnership — Available Cash Distribution (Note 3) (b)	—	(1,938)
	$(127)	$(4,429)
___________

(a)
The decrease in income attributable to noncontrolling interest for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily a result of the impact of COVID-19 on our hotel operations. In addition, the three months ended March 31, 2019 included our share of the release of the joint venture’s $2.3 million valuation allowance for deferred tax assets.

(b)	As a result of the impact that COVID-19 had on hotel operations, there were no Available Cash Distributions made during the three months ended March 31, 2020.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income or loss attributable to WLT stockholders, see Supplemental Financial Measures below.

For the three months ended March 31, 2020 as compared to the same periods in 2019, MFFO decreased by $12.2 million primarily as a result of the impact that COVID-19 had on hotel operations, as discussed above.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses, interest and principal on current and future indebtedness and distributions to stockholders. Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. We expect to meet our long-term liquidity requirements from cash generated from operations. To the extent that these funds are insufficient to satisfy our cash flow requirements, additional funds may be provided from asset sales, long- and/or short-term borrowings (as discussed further below), the issuance of additional preferred and/or common stock, and proceeds from mortgage financings or refinancings.

Due to the COVID-19 pandemic and as a result of numerous government mandates, health official mandates and significantly reduced demand, as of the date of this Report, the Combined Company has fully suspended operations at 8 of our 32 hotel properties and has limited operations at our remaining 24 hotel properties. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak.

We have taken various actions to help mitigate the effects of the COVID-19 pandemic on our operational results and to preserve our liquidity at both the operational and corporate level, including among others: reducing capital expenditures and reducing operating expenses, suspending paying distributions on our common stock and maintaining the suspension of our redemption program, and temporarily suspending required contributions to the furniture, fixture and equipment replacement reserve at certain of our hotels.

We are actively working with our lenders on debt forbearance plans. We have sought relief from all of our lenders to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of the date of this Report, we have executed loan modifications on 18 of our 32 mortgage loans, aggregating $1.3 billion of indebtedness, under which interest and principal payments have been temporarily deferred and/or temporary covenant relief has been granted, including four loans for which we were not in compliance with certain financial covenants as of March 31, 2020. In addition, at March 31, 2020, we and CWI 1, collectively, were not in compliance with certain financial covenants under four mortgage loans, aggregating $167.8 million of indebtedness, and as a result entered into cash management agreements with the lender. We have determined that we are likely to be unable to satisfy certain covenants in the future on most, if not all, of our mortgage

WLT 3/31/2020 10-Q – 30

loans depending on the length of the pandemic, and we are planning to seek additional relief from our lenders. If the Combined Company is unable to repay, refinance or extend maturing mortgage loans, or if we breach a covenant and do not get a waiver from the applicable lenders, the lenders may declare events of default and seek to foreclose on the underlying hotels. We may choose to turn over one or more hotels back to the related mortgage lender. Even if we are able to obtain payment or covenant relief, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections.

We are actively seeking to raise capital through a variety of strategies. We are actively marketing certain assets for sale and have identified additional assets that could be sold if needed. We are actively exploring strategic financing transactions, which may include the issuance of additional preferred and/or common stock and/or the incurrence of additional indebtedness.

Sources and Uses of Cash During the Period

We have fully invested the proceeds from our initial public offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak. To the extent available, we expect to use cash generated from operations to fund a portion of our recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans and sales of assets. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — For the three months ended March 31, 2020 as compared to the same period in 2019, net cash provided by operating activities decreased by $8.8 million, primarily reflecting the impact of COVID-19 on our hotel operations.

Investing Activities — During the three months ended March 31, 2020, net cash used in investing activities was $5.2 million as a result of funding $3.0 million of capital expenditures for our Consolidated Hotels and capital contributions of $1.4 million to the Ritz-Carlton Bacara, Santa Barbara Venture, which was used, in part, to fund a renovation at the hotel. Also, we made a payment of $0.8 million to Watermark in consideration of the commitments of Watermark and Mr. Medzigian to wind down and ultimately liquidate a private fund that was formed to raise capital to invest in lodging properties, and to devote their business activities exclusively to the affairs of us and CWI 1, and upon closing of the Merger, the Combined Company, and certain other activities, as discussed in Note 3.

Financing Activities — Net cash used in financing activities for the three months ended March 31, 2020 was $9.2 million primarily as a result of cash distributions paid to stockholders of $11.6 million and scheduled payments of mortgage financing totaling $2.0 million, partially offset by the reinvestment of distributions in shares of our common stock through our DRIP, net of distribution and shareholder servicing fee payments, totaling $5.2 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to manage a portfolio of investments with potential for capital appreciation throughout varying economic cycles. For the three months ended March 31, 2020, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $11.6 million, which were comprised of cash distributions of $5.2 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $6.4 million, which represents payment for the distribution declared in the fourth quarter of 2019. From Inception through March 31, 2020, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $155.7 million, which were comprised of cash distributions of $62.2 million and distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP of $93.5 million.

WLT 3/31/2020 10-Q – 31

In light of the impact that the COVID-19 outbreak has had on our business, and the uncertainty as to the ultimate severity and duration of the outbreak and its effects, we did not pay distributions on our common stock in respect of the quarter ended March 31, 2020, in order to enable us to retain cash and preserve financial flexibility. Distributions in respect of future quarters will be evaluated by the board of directors based on circumstances and expectations existing at the time of consideration. Additionally, the board of director has determined to temporarily suspend redemptions. The current suspension of our redemption program, with the exception of special circumstances redemptions, will remain in effect until reinstated by the board of directors.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. As discussed above, our redemption program is currently suspended, with the exception of special circumstance redemptions. During the three months ended March 31, 2020, we redeemed 59,867 shares of our Class A common stock (representing 8 requests), at an average share price of $11.27, and 20,866 shares of our Class T common stock (representing 10 requests), at an average share price of $10.96. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the three months ended March 31, 2020. We funded all share redemptions during the three months ended March 31, 2020 from distributions that were reinvested by stockholders in our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	March 31, 2020	December 31, 2019
Carrying Value
Fixed rate (a)	$482,123	$483,019
Variable rate (a):
Amount subject to interest rate swap	186,239	186,642
Amount subject to interest rate caps	170,643	170,804
	356,882	357,446
	$839,005	$840,465
Percent of Total Debt
Fixed rate	57%	57%
Variable rate	43%	43%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	4.0%	4.1%
_________

(a)	Aggregate debt balance includes deferred financing costs totaling $3.7 million and $3.1 million as of March 31, 2020 and December 31, 2019, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

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

WLT 3/31/2020 10-Q – 32

Cash Resources

At March 31, 2020, our cash resources consisted of cash and cash equivalents totaling $73.0 million, of which $14.4 million was designated as hotel operating cash. Our cash resources can be used for working capital needs, debt service and other commitments, such as renovation commitments, as well as to fund future investments.

Cash Requirements

During the next 12 months from the date of this Report, we expect that the cash requirements of the Combined Company will include making scheduled mortgage loan principal payments, including scheduled balloon payments of $490.7 million on 11 mortgage loans and funding operating shortfalls at our hotels, as well as other normal recurring operating expenses.

We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak. To the extent available, we expect to use cash generated from operations to fund a portion of these requirements. We are actively working with our lenders on debt forbearance plans. We have sought relief from all of our lenders to defer interest and principal payments and temporarily waive the application of certain cash flow covenants, if applicable. The Combined Company has extension options with respect to a portion of our mortgage loans due within the next 12 months; however, there can be no assurance that we will be able to extend each of the mortgage loans. We are actively seeking to raise capital through a variety of strategies. We are actively marketing certain assets for sale and have identified additional assets that could be sold if needed.

In addition, we are actively exploring strategic financing transactions, which may include the issuance of additional preferred and/or common stock and/or the incurrence of additional indebtedness. We may choose to turn over one or more hotels back to the related mortgage lender.

We have assessed our current financial condition, including current cash available, forecasted future cash flows and our contractual obligations over the next 12 months, as well as the uncertainty surrounding the ongoing impact the COVID-19 pandemic will have on our operations including the ultimate severity and duration of the outbreak and have determined there is substantial doubt about our ability to continue as a going concern for the next 12 months after the date of this Report. This assessment assumes we do not receive any additional proceeds from assets sales or equity or debt financing transactions.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. At March 31, 2020 and December 31, 2019, $30.9 million and $26.7 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and anticipate using a portion of the available restricted cash reserves to cover operating costs at our properties.

WLT 3/31/2020 10-Q – 33

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at March 31, 2020, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$842,706	$129,187	$634,054	$79,465	$—
Interest on borrowings (b)	75,570	31,854	42,353	1,363	—
Contractual capital commitments (c)	11,560	1,434	7,203	2,923	—
Annual distribution and shareholder servicing fee (d)	4,101	4,101	—	—	—
	$933,937	$166,576	$683,610	$83,751	$—
___________

(a)	Excludes deferred financing costs totaling $3.7 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.

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

WLT 3/31/2020 10-Q – 34

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

WLT 3/31/2020 10-Q – 35

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

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income attributable to WLT stockholders	$(40,118)	$1,024
Adjustments:
Depreciation and amortization of real property	11,943	11,816
Proportionate share of adjustments for partially-owned entities — FFO adjustments (a)	27,853	357
Total adjustments	39,796	12,173
FFO attributable to WLT stockholders (as defined by NAREIT)	(322)	13,197
Adjustments:
Transaction costs (b)	1,359	—
Straight-line and other rent adjustments	(27)	15
Gain on hurricane-related property damage (b)	—	(10)
Proportionate share of adjustments for partially owned entities — MFFO adjustments	—	5
Total adjustments	1,332	10
MFFO attributable to WLT stockholders	$1,010	$13,207
___________

(a)	This adjustment includes an other-than-temporary impairment charge of $26.7 million recognized on our equity investment in the Ritz-Carlton Bacara, Santa Barbara Venture (Note 6).

(b)
We have excluded these costs because of their non-recurring nature. By excluding such costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Transaction costs for the three months ended March 31, 2020 are costs incurred in connection with the Merger and related transactions and included legal, accounting, investor relations and other transaction costs.

WLT 3/31/2020 10-Q – 36

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

At March 31, 2020, all of our long-term debt bore interest at fixed rates or was subject to an interest rate cap or swap. Our debt obligations are more fully described in Note 8 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at March 31, 2020 and excludes deferred financing costs (in thousands):

	2020 (Remainder)	2021	2022	2023	2024	Total	Fair Value
Fixed-rate debt	$3,336	$4,497	$395,617	$79,878	$—	$483,328	$443,173
Variable-rate debt	$124,078	$52,000	$93,000	$90,300	$—	$359,378	$340,016

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at March 31, 2020 by an aggregate increase of $15.3 million or an aggregate decrease of $15.3 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at March 31, 2020 would increase or decrease by $1.7 million for each respective 1.0% change in annual interest rates.

WLT 3/31/2020 10-Q – 37

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2020 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WLT 3/31/2020 10-Q – 38

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

Our business, results of operations, financial condition and ability to pay distributions could be materially adversely affected by various risks and uncertainties, including but not limited to those described in Part I, Item 1A of our 2019 Annual Report under the heading “Risk Factors,” and the risk factors discussed below, any one or more of which could, directly or indirectly, affect our actual operating and financial results and could cause such results to differ materially from our expectations as expressed in any forward-looking statements.

The effects of the current COVID-19 pandemic are materially and adversely affecting our current business, results of operations, financial condition, cash flows, ability to meet financial covenants under financing arrangements, ability to pay dividends, and asset valuations, and they are expected to continue to do so for the foreseeable future.

The full extent of the effects of the COVID-19 pandemic on the Company's business for the foreseeable future cannot be predicted with certainty. As of the date of this Report, we have fully suspended operations at 8 of our 32 hotels and our remaining hotels are operating at significantly reduced levels of occupancy, staffing and expenses. The Company has incurred and will continue to incur significant costs related to the reductions in service at the hotels, primarily as a result of employee terminations or furlough arrangements.

As discussed further below, we have substantial indebtedness. A number of the Company’s hotels have entered into cash management arrangements with the lenders on the related mortgage loan agreements and we expect more to do so in the coming months, absent relief from lenders or government intervention. We have sought relief from all of our lenders to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. In addition, approximately $490.7 million of indebtedness is scheduled to mature during the 12 months after the date of this Report. This indebtedness is nonrecourse mortgage indebtedness and the Company has extension options with respect to a portion of such indebtedness. If the Company's lenders do not provide covenant relief or if the Company is unable to repay, refinance or extend any such indebtedness, the lenders may declare events of default and seek to foreclose on the underlying hotels. We may also seek to give properties back to the lenders. We are actively seeking to raise capital through a variety of strategies, including, without limitation, sales of assets, potentially at discounted prices; incurrences of additional indebtedness; joint venture arrangements; and/or issuances of additional preferred and/or common stock in transactions which may be dilutive to our stockholders.

The Company's operations for the foreseeable future will continue to be significantly impacted by the pandemic. Even when all of our hotels are able to reopen, we expect demand for our hotels to recover slowly and over time until the spread of the virus, the fear of its spread and government-imposed quarantines and restrictions on travel and large gatherings subside. In addition, the Company expects to have to reconfigure the layout of its properties, add cleaning services and systems and take other steps to seek to address customer concerns, which will require the Company to incur expenditures which may be material.

These and other effects of COVID-19 are materially and adversely affecting our current business, results of operations, financial condition, cash flows, ability to meet financial covenants under financing arrangements, ability to pay dividends, and asset valuations, and they are expected to continue to do so for the foreseeable future. The severity of the impact will depend on the duration of these conditions. We will continue to assess the financial impacts of COVID-19 to our business, which currently is highly uncertain. The disruption to the global economy and to our business caused by COVID-19 has led, and may continue to lead, to triggering events that may indicate that the carrying value of certain assets, including investments in real estate, equity investments in real estate, and intangibles, may not be recoverable, resulting in impairment charges. It has also affected, and may continue to affect, the assessment under Accounting Standards Codification 205-40 as to whether there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which the Company’s financial statements are issued. These conditions could also magnify the adverse effects of the other risks described in the Company's joint proxy statement/prospectus filed with the Securities and Exchange Commissions on January 13, 2020, as supplemented from time to time, and in Item 1A. Risk Factors in the Company’s 2019 Annual Report.

WLT 3/31/2020 10-Q – 39

We have substantial indebtedness. If we are unable to repay, refinance or extend maturing mortgage loans, or if we breach a covenant and do not get a waiver from the applicable lenders, the lenders may declare events of default and seek to foreclose on the underlying hotels. There is no assurance that we will be able to obtain additional payment or covenant relief from our lenders, and even if we do, we may still be adversely affected.

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. As discussed above in “Liquidity and Capital Resources,” as of the date of this Report, we have executed loan modifications on 18 of our 32 mortgage loans, aggregating $1.3 billion of indebtedness, under which interest and principal payments have been temporarily deferred and/or temporary covenant relief has been granted, including four loans for which we were not in compliance with certain financial covenants as of March 31, 2020. In addition, at March 31, 2020, we and CWI 1, collectively, were not in compliance with certain financial covenants under four mortgage loans, aggregating $167.8 million of indebtedness, and as a result entered into cash management agreements with the lender, which restricts us from utilizing cash generated from our hotels.

We have determined that we are likely to be unable to satisfy certain covenants in the future on most, if not all, of our mortgage loans depending on the length of the pandemic. We are planning to seek additional payment relief or covenant relief from our lenders; however, there is no assurance that we will obtain such further relief, and even if we do, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections related to the mortgage loans.

Of the aggregate $2.0 billion of indebtedness outstanding at March 31, 2020, approximately $490.7 million is scheduled to mature during the 12 months after the date of this Report, of which we have extension options with respect to $224.2 million of this total; however, we cannot exercise these options if we are not then in compliance with certain financial covenants in the loans, and there is no assurance that we will be able to meet these requirements.

If we are unable to repay, refinance or extend maturing mortgage loans, or if we breach a covenant and do not get a waiver from the applicable lenders, the lenders may declare events of default and seek to foreclose on the underlying hotels. We may choose to turn over one or more hotels back to the related mortgage lender. If an event of default were to occur, we may need to continue seeking to raise capital through asset sales or strategic financing transactions, potentially on unfavorable terms, but there is no assurance as to the certainty or timing of any such transactions. Any such consequences could negatively affect our results of operations, financial condition, cash flows, ability to pay dividends, and asset valuations.

We have determined that there is substantial doubt about our ability to continue as a going concern.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The notes to our financial statements include a qualification as to a substantial doubt about our ability to continue as a going concern over the next 12 months from the date of this Report, due to among other reasons the factors described above under “The effects of the current COVID-19 pandemic are materially and adversely affecting our current business, results of operations, financial condition, cash flows, ability to meet financial covenants under financing arrangements, ability to pay dividends, and asset valuations, and they are expected to continue to do so for the foreseeable future.” This assessment assumes we do not receive any additional proceeds from assets sales or equity- or debt-financing transaction, as discussed above. There can be no assurance that we will successfully complete a sufficient amount of financing transactions to address the factors that led to our determination.

The financial condition and results of operations of the Company will depend on access to cash flow from operations, sales of assets and additional debt capital and, possibly, additional equity capital, all of which are subject to the performance of our hotel portfolio as well as general market and economic conditions and other factors, many of which are beyond the Company's control. Any future equity issuances could be dilutive to shareholders.

The ability of the Company to execute its near and longer-term business strategy depends on access to an appropriate blend of cash flow from our hotel operations, asset sales, debt financing, including mortgage financing, lines of credit and other forms of secured and unsecured debt, and potentially equity financing, including common equity and preferred equity, and joint venture financing, the availability of which will be affected by the performance of our hotel portfolio as well as general market and economic conditions and other factors, many of which are beyond our control. The COVID-19 outbreak has resulted in severe volatility and disruption in the financial markets. There can be no guarantee that financing will be available in sufficient amounts, on favorable terms or at all, and any reduction in available financing may materially adversely affect the Company’s financial condition and results of operation. If the Company issues additional equity securities, instead of debt, to manage capital needs, the interests of existing shareholders could be diluted.

WLT 3/31/2020 10-Q – 40

In light of the impact that the COVID-19 outbreak has had on the Company's business, the Company has suspended distributions and redemptions, subject to limited exceptions, and there is no assurance as to when the Company will commence paying distributions or accepting redemptions.

In light of the impact that the COVID-19 outbreak has had on the business and cash flows of the Company, and the uncertainty as to the ultimate severity and duration of the outbreak and its effects, the Company has announced it has suspended paying distributions on its common stock. The Company has also maintained the suspension of its redemption program in effect, subject to limited exceptions. The Company's board of directors will continue to evaluate the continuing and future effects of the COVID-19 outbreak on its financial condition, earnings, debt covenants and other possible needs for cash, and applicable law, in considering its ability to pay distributions and accept redemptions in the future. The Company's stockholders have no contractual or other legal right to distributions or redemptions that have not been authorized by the Company’s board of directors. There can be no assurance when or if distributions and redemptions will be authorized in the future, and if authorized, whether distributions or redemptions will be in amounts consistent with the Company's historical levels of distributions and redemptions.

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2020, we issued 304,948 shares of Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $11.41 per share. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2020:

	Class A		Class T
2020 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 – 31	—	—	—	—	N/A	N/A
February 1 – 29	—	—	—	—	N/A	N/A
March 1 – 31	59,867	$11.27	20,866	$10.96	N/A	N/A
Total	59,867		20,866

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

WLT 3/31/2020 10-Q – 41

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1	Letter agreement, dated March 27, 2020, by and among Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Apex Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on March 31, 2020

2.2	Letter agreement, dated April 13, 2020, by and between Carey Watermark Investors 2 Incorporated and Michael G. Medzigian	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on April 13, 2020

3.1	Articles of Amendment of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on April 13, 2020

3.2	Articles of Amendment of Watermark Lodging Trust Incorporated	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on April 13, 2020

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

WLT 3/31/2020 10-Q – 42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watermark Lodging Trust, Inc.
Date:	June 26, 2020
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	June 26, 2020
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

WLT 3/31/2020 10-Q – 43

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1	Letter agreement, dated March 27, 2020, by and among Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Apex Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on March 31, 2020

2.2	Letter agreement, dated April 13, 2020, by and between Carey Watermark Investors 2 Incorporated and Michael G. Medzigian	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on April 13, 2020

3.1	Articles of Amendment of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on April 13, 2020

3.2	Articles of Amendment of Watermark Lodging Trust Incorporated	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on April 13, 2020

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

WLT 3/31/2020 10-Q – 44