Form 10-Q
period 2020-06-30
Watermark Lodging Trust, Inc.
filed 2020-08-14
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Registrant has 167,573,091 shares of Class A common stock, $0.001 par value, and 61,175,258 shares of Class T common stock, $0.001 par value, outstanding at August 7, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements regarding: the impact of the Merger (as defined herein) and management internalization that occurred in April 2020, the impact of the July Capital Raise (as defined herein), our expectations regarding the impacts on our business of the outbreak of the novel coronavirus (“COVID-19”) pandemic and the impact of hurricanes and other natural disasters on certain hotels, including the condition of the properties and cost estimates. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to effects of pandemics and global outbreaks of contagious diseases or the fear of such outbreaks, like the current COVID-19 pandemic and those additional factors discussed in reports filed with the SEC by us under the heading “Risk Factors” could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations (“MFFO”), and prospects. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in Carey Watermark Investors 2 Incorporated’s (“CWI 2”) Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 12, 2020 (the “2019 Annual Report”) and in Part II, Item 1A Risk Factors of this Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

WLT 6/30/2020 10-Q – 1

Explanatory Note

Watermark Lodging Trust, Inc. ("WLT" or the “Company”) is the legal successor of CWI 2. On April 13, 2020, a direct, wholly-owned subsidiary (“Merger Sub”) of CWI 2 merged with and into Carey Watermark Investors Incorporated (“CWI 1”) in an all-stock transaction in which the former stockholders of CWI 1 became stockholders of CWI 2 (the “Merger”). After giving effect to the Merger, CWI 1 became a wholly owned subsidiary of CWI 2 and CWI 2 changed its name to WLT. Immediately after the completion of the Merger, the former stockholders of CWI 1 owned approximately 60%, and the former stockholders of CWI 2 owned approximately 40%, of the outstanding common stock of WLT. Concurrently with the closing of the Merger, CWI 2 completed an internalization transaction through which it became self-managed.

For accounting and financial reporting purposes, the Merger is treated as a reverse acquisition. The financial information for WLT, as set forth herein has been prepared on a basis consistent with the foregoing and reflects CWI 1 as the accounting acquirer. Consequently, the historical financial information included herein as of any date, or for any periods prior to April 13, 2020 (the closing date of the Merger), is the pre-Merger financial information of CWI 1. The results of operations of CWI 2, as the acquired company for accounting and financial reporting purposes, are incorporated into WLT effective April 13, 2020. See Note 2 of the financial statements included in this Report for more information.

As used throughout this document, the terms "WLT," the "Company," "we," "our" and "us" mean:

•	WLT beginning April 13, 2020, following the closing of the Merger; and;

•	CWI 1 on a standalone basis for all periods prior to the closing of the Merger on April 13, 2020.

The term “CWI 2” refers to CWI 2 on a standalone basis for all periods prior to the closing of the Merger.

Accordingly, comparisons of the period to period financial information of WLT as set forth herein with those of CWI 1 and CWI 2 may not be meaningful.

WLT 6/30/2020 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

WATERMARK LODGING TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Investments in real estate:
Hotels, at cost	$3,328,653	$2,008,496
Accumulated depreciation	(307,632)	(298,949)
Net investments in hotels	3,021,021	1,709,547
Assets held for sale	19,447	—
Equity investments in real estate	20,840	100,297
Operating lease right-of-use assets	43,196	45,727
Cash and cash equivalents	101,140	70,605
Intangible assets, net	73,796	64,786
Restricted cash	71,134	54,699
Accounts receivable, net	35,670	23,753
Other assets	32,319	25,277
Total assets	$3,418,563	$2,094,691
Liabilities
Non-recourse debt, net, including debt attributable to Assets held for sale	$2,169,883	$1,206,067
Accounts payable, accrued expenses and other liabilities	184,977	94,849
Operating lease liabilities	74,447	71,733
Due to related parties and affiliates	696	3,806
Other liabilities held for sale	943	—
Distributions payable	—	20,357
Total liabilities	2,430,946	1,396,812
Commitments and contingencies (Note 11)
Preferred stock, Series A $0.001 par value, 50,000,000 shares authorized; 1,300,000 and 0 shares, respectively, issued and outstanding, liquidation value of $65,000 and 0, respectively	53,941	—
Equity
Class A common stock, $0.001 par value; 320,000,000 shares authorized;167,565,204 and 130,083,865 shares, respectively, issued and outstanding	168	130
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 61,175,258 and 0 shares, respectively, issued and outstanding	61	—
Additional paid-in capital	1,655,626	1,209,691
Distributions and accumulated losses	(748,646)	(562,747)
Accumulated other comprehensive loss	(928)	(172)
Total stockholders’ equity	906,281	646,902
Noncontrolling interests	27,395	50,977
Total equity	933,676	697,879
Total liabilities and equity	$3,418,563	$2,094,691

See Notes to Consolidated Financial Statements.

WLT 6/30/2020 10-Q – 3

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Hotel Revenues
Rooms	$13,295	$106,064	$81,145	$202,301
Food and beverage	2,810	45,883	37,803	88,645
Other operating revenue	3,870	13,761	15,811	26,486
Business interruption income	322	345	516	812
Total Hotel Revenues	20,297	166,053	135,275	318,244
Expenses
Rooms	7,367	22,618	25,038	44,611
Food and beverage	7,649	30,085	32,425	59,169
Other hotel operating expenses	1,276	7,295	7,184	14,154
Property taxes, insurance, rent and other	18,094	18,687	36,038	38,486
General and administrative	5,960	14,026	19,371	27,764
Sales and marketing	4,313	15,109	15,571	29,180
Repairs and maintenance	3,934	5,131	8,514	10,093
Utilities	2,816	3,688	6,217	7,386
Management fees	198	4,689	3,173	9,488
Depreciation and amortization	31,924	19,788	50,709	38,743
Total Hotel Operating Expenses	83,531	141,116	204,240	279,074
Transaction costs	16,539	500	18,349	755
Corporate general and administrative expenses	5,596	3,306	9,185	6,160
Asset management fees to affiliate and other expenses	474	3,878	3,932	7,609
Gain on hurricane-related property damage	—	(232)	—	—
Impairment charges	—	—	120,220	—
Total Expenses	106,140	148,568	355,926	293,598
Operating (Loss) Income before net loss on sale of real estate	(85,843)	17,485	(220,651)	24,646
Loss on sale of real estate	(489)	—	(489)	—
Operating (Loss) Income	(86,332)	17,485	(221,140)	24,646
Bargain purchase gain	78,696	—	78,696	—
Interest expense	(30,301)	(16,578)	(44,730)	(32,987)
Net gain on change in control of interests	22,250	—	22,250	—
Equity in (losses) earnings of equity method investments in real estate, net	(4,545)	1,401	(27,938)	860
Other income	73	128	194	251
Net loss on extinguishment of debt	—	(136)	—	(136)
(Loss) income before income taxes	(20,159)	2,300	(192,668)	(7,366)
Benefit from (provision for) income taxes	2,612	(983)	5,976	(1,103)
Net (Loss) Income	(17,547)	1,317	(186,692)	(8,469)
Loss (Income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $0, $469, $0 and $2,368, respectively)	2,994	(1,018)	2,134	(5,596)
Net (Loss) Income Attributable to the Company	(14,553)	299	(184,558)	(14,065)
Preferred dividends	(1,341)	—	(1,341)	—
Net (Loss) Income Attributable to Stockholders	$(15,894)	$299	$(185,899)	$(14,065)

Class A Common Stock
Net (loss) income attributable to Stockholders	$(11,956)	$299	$(157,407)	$(14,065)
Basic and diluted weighted-average shares outstanding	162,792,230	128,703,305	146,896,377	128,410,056
Basic and diluted (loss) income per share	$(0.07)	$—	$(1.07)	$(0.11)

Class T Common Stock
Net loss attributable to Stockholders	$(3,938)	$—	$(28,492)	$—
Basic and diluted weighted-average shares outstanding	53,108,191	—	26,554,095	—
Basic and diluted loss per share	$(0.07)	$—	$(1.07)	$—

See Notes to Consolidated Financial Statements.

WLT 6/30/2020 10-Q – 4

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (Loss) Income	$(17,547)	$1,317	$(186,692)	$(8,469)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	546	(7)	(739)	(132)
Comprehensive (Loss) Income	(17,001)	1,310	(187,431)	(8,601)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	2,994	(1,018)	2,134	(5,596)
Unrealized gain on derivative instruments	(6)	(2)	(17)	(2)
Comprehensive loss (income) attributable to noncontrolling interests	2,988	(1,020)	2,117	(5,598)
Comprehensive (Loss) Income Attributable to Stockholders	$(14,013)	$290	$(185,314)	$(14,199)

See Notes to Consolidated Financial Statements.

WLT 6/30/2020 10-Q – 5

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at April 1, 2020	131,324,848	$131	—	$—	$1,223,987	$(732,752)	$(1,468)	$489,898	$51,848	$541,746
Net loss						(14,553)		(14,553)	(2,994)	(17,547)
Shares issued to affiliates	38,285	—			437			437		437
Redemption of special general partnership interest	2,840,549	3	—	—	(65,464)	—	—	(65,461)	12,861	(52,600)
Merger consideration	94,480,247	95	—	—	496,485			496,580	(34,571)	462,009
Merger recapitalization	(61,175,258)	(61)	61,175,258	61				—		—
Shares issued, net of offering costs					(23)			(23)		(23)
Shares issued under share incentive plans	56,533	—			204			204		204
Contributions from noncontrolling interests								—	245	245
Preferred dividends						(1,341)		(1,341)		(1,341)
Other comprehensive income							540	540	6	546
Balance at June 30, 2020	167,565,204	$168	61,175,258	$61	$1,655,626	$(748,646)	$(928)	$906,281	$27,395	$933,676

Balance at April 1, 2019	128,401,745	$128	—	$—	$1,189,341	$(505,586)	$(411)	$683,472	$54,774	$738,246
Net income						299		299	1,018	1,317
Shares issued, net of offering costs	946,424	1	—	—	10,787			10,788		10,788
Shares issued to affiliates	315,496	1	—	—	3,600			3,601		3,601
Contributions from noncontrolling interests								—	175	175
Distributions to noncontrolling interests								—	(1,281)	(1,281)
Shares issued under share incentive plans	22,742	—	—	—	8			8		8
Stock-based compensation to directors	15,775	—	—	—	180			180		180
Distributions declared ($0.1298 and $0.0000 per share to Class A and Class T, respectively)						(20,099)		(20,099)		(20,099)
Other comprehensive (loss) income							(9)	(9)	2	(7)
Repurchase of shares	(1,271,123)	(1)			(13,793)			(13,794)		(13,794)
Balance at June 30, 2019	128,431,059	$129	—	$—	$1,190,123	$(525,386)	$(420)	$664,446	$54,688	$719,134

WLT 6/30/2020 10-Q – 6

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	130,083,865	$130	—	$—	$1,209,691	$(562,747)	$(172)	$646,902	$50,977	$697,879
Net loss						(184,558)		(184,558)	(2,134)	(186,692)
Shares issued to affiliates	417,261	—			4,761			4,761		4,761
Redemption of special general partnership interest	2,840,549	3			(65,464)			(65,461)	12,861	(52,600)
Merger consideration	94,480,247	95			496,485			496,580	(34,571)	462,009
Merger recapitalization	(61,175,258)	(61)	61,175,258	61				—		—
Shares issued, net of offering costs	925,762	1			10,514			10,515		10,515
Shares issued under share incentive plans	56,533	—			342			342		342
Contributions to noncontrolling interest								—	245	245
Preferred dividends						(1,341)		(1,341)		(1,341)
Other comprehensive (loss) income							(756)	(756)	17	(739)
Repurchase of shares	(63,755)	—			(703)			(703)		(703)
Balance at June 30, 2020	167,565,204	$168	61,175,258	$61	$1,655,626	$(748,646)	$(928)	$906,281	$27,395	$933,676

Balance at January 1, 2019	127,144,688	$127	—	$—	$1,174,900	$(471,130)	$(286)	$703,611	$53,771	$757,382
Net (loss) income						(14,065)		(14,065)	5,596	(8,469)
Shares issued, net of offering costs	1,894,769	2	—	—	21,615			21,617		21,617
Shares issued to affiliates	622,319	1	—	—	7,107			7,108		7,108
Contributions from noncontrolling interests								—	175	175
Distributions to noncontrolling interests								—	(4,856)	(4,856)
Shares issued under share incentive plans	22,742	—	—	—	92			92		92
Stock-based compensation to directors	18,400	—	—	—	210			210		210
Distributions declared ($0.2595 and $0.0000 per share to Class A and Class T, respectively)						(40,191)		(40,191)		(40,191)
Other comprehensive (loss) income							(134)	(134)	2	(132)
Repurchase of shares	(1,271,859)	(1)	—	—	(13,801)			(13,802)		(13,802)
Balance at June 30, 2019	128,431,059	$129	—	$—	$1,190,123	$(525,386)	$(420)	$664,446	$54,688	$719,134

See Notes to Consolidated Financial Statements.

WLT 6/30/2020 10-Q – 7

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows — Operating Activities
Net loss	$(186,692)	$(8,469)
Adjustments to net loss:
Impairment charges	120,220	—
Bargain purchase gain	(78,696)	—
Depreciation and amortization	50,709	38,743
Equity in losses (earnings) of equity method investments in real estate, net	27,938	(860)
Net gain on change in control of interests	(22,250)	—
Amortization of debt discount, deferred financing costs, and other	8,124	1,388
Asset management fees to affiliates settled in shares	3,656	7,126
Amortization of stock-based compensation expense	630	427
Business interruption income	(516)	(812)
Loss on sale of real estate	489	—
Net loss on extinguishment of debt	—	136
Net changes in other assets and liabilities	20,029	4,897
Decrease in due to related parties and affiliates	(2,392)	(645)
Net decrease in operating lease right-of-use assets	2,366	3,256
Net increase in operating lease liabilities	887	960
Insurance proceeds for remediation work due to hurricane damage	790	1,760
Business interruption insurance proceeds	516	812
Receipt of key money and other deferred incentive payments	65	500
Distributions of earnings from equity method investments	—	2,907
Funding of hurricane-related remediation work	—	(3)
Net Cash (Used in) Provided by Operating Activities	(54,127)	52,123

Cash Flows — Investing Activities
Cash and restricted cash acquired in Merger	109,475	—
Proceeds from sale of real estate investment	67,172	—
Capital expenditures	(14,400)	(22,766)
Payment of Watermark commitment fee	(1,151)	—
Capital contributions to equity investment in real estate	(904)	(3,429)
Repayments of loan receivable	58	—
Hurricane-related property insurance proceeds	—	6,839
Distributions from equity investments in excess of cumulative equity income	—	912
Repayments of loan receivable	—	109
Net Cash Provided by (Used in) Investing Activities	160,250	(18,335)

Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(47,305)	(75,918)
Distributions paid	(20,357)	(39,990)
Net proceeds from issuance of shares	10,554	21,617
Payment of distribution and shareholder servicing fee	(1,168)	—
Repurchase of shares	(703)	(13,821)
Deferred financing costs	(97)	(1,369)
Other financing activities, net	(77)	(266)
Proceeds from mortgage financing	—	69,688
Proceeds from WPC Credit Facility	—	5,000
Distributions to noncontrolling interests	—	(4,856)
Net Cash Used in Financing Activities	(59,153)	(39,915)

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net increase (decrease) in cash and cash equivalents and restricted cash	46,970	(6,127)
Cash and cash equivalents and restricted cash, beginning of period	125,304	121,130
Cash and cash equivalents and restricted cash, end of period	$172,274	$115,003

See Notes to Consolidated Financial Statements.

WLT 6/30/2020 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

WATERMARK LODGING TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

WLT, formerly known as CWI 2, is a self-managed, publicly owned, non-traded real estate investment trust (“REIT”) that, together with its consolidated subsidiaries, invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States.

Substantially all of our assets and liabilities are held by, and all of our operations are conducted through CWI 2 OP, LP (the “Operating Partnership”) and we are a general partner and a limited partner of, and own a 99.0% capital interest in, the Operating Partnership, as of June 30, 2020. Watermark Capital Partners, LLC (“Watermark Capital”), which is 100% owned by Mr. Michael G. Medzigian, our Chief Executive Officer, held the remaining 1.0% in the Operating Partnership as of June 30, 2020.

Until April 13, 2020, we were managed by Carey Lodging Advisors, LLC (the “Advisor”), an indirect subsidiary of W. P. Carey Inc. (“WPC”). The Advisor managed our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that managed our hotels. CWA, LLC (the “CWI 1 Subadvisor”), a subsidiary of Watermark Capital, provided services to the Advisor, primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that managed the day-to-day operations of our hotels. In addition, the CWI 1 Subadvisor provided us with the services of our Chief Executive Officer, subject to the approval of our independent directors.

We held ownership interests in 32 hotels at June 30, 2020, including 30 hotels that we consolidated (“Consolidated Hotels”) and two hotels that we recorded as equity investments (“Unconsolidated Hotels”).

COVID-19, Management’s Plans and Liquidity

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows and will continue to do so for the reasonably foreseeable future. As of August 14, 2020, 31 of our hotels are open but the majority are operating at significantly reduced levels of occupancy, staffing and expenses, and operations at our remaining one hotel are fully suspended. While we have seen improving demand at some of our properties as certain states and cities across the United States have loosened stay-at-home restrictions, we expect the recovery to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. In addition, resurgences of the COVID-19 virus in certain areas where our hotels are located may cause us to have to suspend operations at hotels that have remained open or reopened until the resurgence subsides. Given the uncertainty as to the ultimate severity and duration of the COVID‑19 outbreak and its effects, and the potential for its recurrence, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

We have taken actions to help mitigate the effects of the COVID-19 pandemic on our operating results and to preserve our liquidity at both the operating level and corporate level, including:

•	Completing the July Capital Raise transaction, as discussed below;

•
Significantly reducing hotel operating costs: in March, April and May 2020, we suspended all operations at 17 hotels and significantly reduced operations at the remaining hotels, primarily by reducing staffing, furloughing employees, eliminating non-essential amenities and services and closing several floors and food and beverage outlets. One of these hotels reopened in May, eight hotels reopened in June and from July 1, 2020 through August 14, 2020, an additional seven hotels have reopened;

•	Working with our lenders on debt forbearance plans, as discussed below;

•	Suspending distributions on, and redemptions of, our common stock, subject to limited exceptions;

•	Actively pursuing certain asset sales;

•	Significantly reducing our planned renovation activity by either canceling or deferring this activity to future periods, other than completing projects that are near completion;

•
Using a portion of our furniture, fixtures and equipment reserves accounts for expenses at our properties, as well as temporarily suspending required contributions to the furniture, fixture and equipment replacement reserves at certain of our hotels, to the extent permitted by our lenders; and

WLT 6/30/2020 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

•	Reducing the cash compensation payable to our senior management and board of directors.

On July 24, 2020, we issued 200,000 shares of our newly designated 12% Series B Cumulative Redeemable Preferred Stock, liquidation preference $1,000.00 per share (the “Series B Preferred Stock”), and warrants to purchase 16,778,446 operating partnership units in our Operating Partnership, for aggregate gross cash proceeds of $200.0 million to an entity owned by several institutional investment funds (the “July Capital Raise”). At June 30, 2020, we had cash and cash equivalents of $101.1 million. At July 31, 2020, we had cash and cash equivalents of $271.5 million, which includes the net proceeds of the July Capital Raise, $247.4 million of which is unrestricted and held at the parent company level, and the remainder of which is held at the hotel level and may be subject to cash management agreements, discussed further below. We intend to use the proceeds of the July Capital Raise for general corporate purposes. Under the terms of our agreements with the investors in the July Capital Raise, we have the option to require such investors to purchase up to $150.0 million aggregate liquidation preference of additional shares of Series B Preferred Stock during the 18 months after the closing of the July Capital Raise for additional working capital needs, including the repayment, refinancing or restructuring of indebtedness, subject to our satisfaction of customary conditions. See Note 14 for additional information.

We had total indebtedness of $2.2 billion outstanding at June 30, 2020, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $1.6 million for items such as taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. Of the $2.2 billion of indebtedness outstanding at June 30, 2020, approximately $721.1 million is scheduled to mature during the 12 months after the date of this Report. We are actively working with our lenders on debt forbearance plans. We have sought relief from all of our lenders to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of August 14, 2020, we have executed loan modifications on 22 of our 32 mortgage loans, aggregating $1.6 billion of indebtedness, under which interest and principal payments have been temporarily deferred and/or temporary covenant relief has been granted, generally for periods ranging from three months to four months. At June 30, 2020, we have effectively entered into cash management agreements with the lenders on 27 of our 32 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses. We have determined that we are likely to be unable to satisfy certain covenants in the future on most, if not all, of our mortgage loans depending on the length of the pandemic, and we may seek additional relief from our lenders. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels. We may also choose to turn over one or more hotels back to the related mortgage lender. Even if we are able to obtain payment or covenant relief, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections related to the mortgage loans.

We sold one hotel in the second quarter of 2020 — the Hutton Hotel Nashville. The contractual sales price was $70.0 million, and we received net proceeds of $26.8 million after the repayment of the related mortgage loan. One additional hotel has been classified as held for sale as of June 30, 2020 as we anticipate the disposition will occur within the next 12 months. We may choose to market additional assets for sale.

Our primary cash uses through June 30, 2021 are expected to be payment of debt service, payment of preferred stock dividends, costs associated with the refinancing or restructuring of indebtedness and funding corporate and hotel level operations. Our primary capital sources to meet such uses are expected to be funds generated by hotel operations, proceeds from the July Capital Raise and any additional issuances of Series B Preferred Stock, and proceeds from additional asset sales.

We cannot predict with certainty when our hotels will return to normalized levels of operations after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases in the future.  Therefore, as a consequence of these unprecedented trends resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on the actions that we have taken to mitigate the effects of the pandemic and to generate and preserve liquidity, including completing the July Capital Raise, our current forecast of future operating results for the next 12 months from August 14, 2020, and the options that the Company has with respect to our upcoming maturing mortgage debt, the Company has concluded that it has alleviated the doubt expressed in our financial statements for the first quarter of 2020 about our ability to continue as a going concern.

WLT 6/30/2020 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

DRIP

From inception through June 30, 2020, $267.2 million of distributions were reinvested in our common stock through our distribution reinvestment plan (“DRIP”).

Note 2. Merger of CWI 1 and CWI 2

On April 13, 2020, the Merger of Merger Sub, with and into CWI 1, was completed in an all-stock transaction to create Watermark Lodging Trust, Inc. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of October 22, 2019 (as amended, the “Merger Agreement”), by and among CWI 2, CWI 1 and Merger Sub.

In accordance with the Merger Agreement, at the effective time of the Merger (the “effective time”) each issued and outstanding share of CWI 1’s common stock (or fraction thereof), $0.001 par value per share (“CWI 1 common stock”), was converted into the right to receive 0.9106 shares (the “exchange ratio”) of WLT Class A common stock, $0.001 par value per share (“WLT Class A common stock”). Also at the effective time, all CWI 1 restricted stock units (“RSUs”) outstanding and unvested immediately prior to the effective time were converted into a WLT RSU with respect to a whole number of shares of WLT Class A common stock equal to (i) the number of shares of CWI 1 common stock subject to such unvested CWI 1 RSU, multiplied by (ii) the exchange ratio.

Immediately following the effective time of the Merger, the internalization of the management of the Company (the “Internalization”) was consummated pursuant to the Internalization Agreement, dated as of October 22, 2019 (as amended, the “Internalization Agreement”), by and among CWI 1, CWI OP, LP, the Operating Partnership, WPC, Carey Watermark Holdings, LLC, CLA Holdings, LLC, Carey REIT II, Inc., WPC Holdco LLC, Carey Watermark Holdings 2, LLC, the Advisor, Watermark Capital, the CWI 1 Subadvisor and CWA2, LLC (the “CWI 2 Subadvisor” and together with CWI 1 Subadvisor, the “Subadvisors”).

In accordance with the Internalization Agreement, CWI OP, LP and the Operating Partnership redeemed the special general partnership interests held by Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC in CWI OP, LP and the Operating Partnership, respectively (the “Redemption”). As consideration for the Redemption and the other transactions contemplated by the Internalization Agreement, WLT or the Operating Partnership (as applicable) issued equity consisting of (x) 2,840,549 shares of CWI 2 Class A common stock, to affiliates of WPC, (y) 1,300,000 shares of WLT Series A preferred stock, $0.001 par value per share, to affiliates of WPC, with a liquidation preference of $50.00 per share ($65,000,000 in the aggregate), and (z) 2,417,996 limited partnership units in the Operating Partnership, to affiliates of Watermark Capital. Following the Redemption, Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC have no further liability or obligation pursuant to the limited partnership agreements of CWI OP, LP or the Operating Partnership, respectively.

Immediately following the Redemption, the existing advisory agreements, as amended, between CWI 1 or CWI 2 (as applicable) and the Advisor, and the existing sub‑advisory agreements, as amended, between the Advisor and the Subadvisors (as applicable), were automatically terminated. The secured credit facilities entered into by CWI OP, LP or the Operating Partnership (as applicable) as borrower, and CWI 1 or CWI 2 (as applicable) as guarantor, with WPC as lender, each matured at the time of the expiration of such existing advisory agreements and the applicable loan agreements and loan documents were terminated. Neither CWI 1 nor CWI 2 had any outstanding obligations under the respective facilities.

The Merger was accounted for as a business combination in accordance with current authoritative accounting guidance. CWI 1 was the accounting acquirer in the Merger as (i) CWI 1’s pre-merger stockholders has a majority of the voting power in the Company after the Merger and (ii) CWI 1 was significantly larger than CWI 2 when considering assets and revenues. As CWI 1 was the accounting acquirer while CWI 2 was the legal acquirer, the Merger was accounted for as a reverse acquisition, and therefore, the historical financial information included in the Company’s financial statements as of any date, or for any periods prior to April 13, 2020, represents the pre-merger information of CWI 1. The financial statements of the Company, as set forth herein, represent a continuation of the financial information of CWI 1 as the accounting acquirer, except that the equity structure of WLT is adjusted to reflect the equity structure of the legal acquirer, CWI 2, including for comparative periods, by applying the exchange ratio of 0.9106.

WLT 6/30/2020 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

As a result of the Merger, the Company acquired an ownership interest in the following 12 hotel properties:

Hotels	State	Number of Rooms	% Acquired	Hotel Type
Charlotte Marriott City Center	NC	446	100%	Full-Service
Courtyard Nashville Downtown	TN	192	100%	Select-Service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	Full-Service
Le Méridien Arlington	VA	154	100%	Full-Service
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	Resort
Renaissance Atlanta Midtown Hotel	GA	304	100%	Full-Service
Ritz-Carlton Bacara, Santa Barbara (a)	CA	358	60%	Resort
Ritz-Carlton Key Biscayne (b)	FL	443	19.3%	Resort
Ritz-Carlton San Francisco	CA	336	100%	Full-Service
San Diego Marriott La Jolla	CA	376	100%	Full-Service
San Jose Marriott	CA	510	100%	Full-Service
Seattle Marriott Bellevue	WA	384	100%	Full-Service
		4,420
___________

(a)	Upon closing of the Merger, the Company owns 100% of this hotel.

(b)	Upon closing of the Merger, the Company owns 66.7% of this hotel.

As the Merger is accounted for as a reverse acquisition, the fair value of the consideration transferred is measured based upon the number of shares of CWI 1 common stock, as the accounting acquirer, would theoretically have to issue to the stockholders of CWI 2 to achieve the same ratio of ownership in the combined company upon completion of the Merger and applying the fair value per implied share of CWI 1 common stock issued in consideration.

As a result, the implied shares of CWI 1 common stock issued in consideration was computed based on the number of outstanding shares of CWI 2 Class A and Class T common stock prior to the Merger divided by the exchange ratio of 0.9106.

(Dollars in thousands, except per share amounts)

Total Merger Consideration
Outstanding shares of CWI 2 Class A and Class T common stock prior to the Merger	94,480,247
Exchange ratio	0.9106
Implied shares of CWI 1 common stock issued in consideration	103,756,037
Fair value per implied share of CWI 1 common stock issued in consideration	$4.83271
Fair value of implied shares of CWI 1 common stock issued in consideration	501,423
Fair value of noncontrolling interest acquired	(39,414)
Fair value of purchase consideration	$462,009

WLT 6/30/2020 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of assets acquired and liabilities assumed in this business combination, at the date of acquisition; as well as and revenues and earnings thereon, from the date of acquisition through June 30, 2020 (in thousands):

Preliminary Purchase Price Allocation
Assets
Net investments in hotels	$1,556,383
Operating lease right-of-use assets	974
Cash and cash equivalents	71,881
Intangible assets	10,200
Restricted cash	37,594
Accounts receivable, net	25,664
Other assets	15,593
Total Assets	1,718,289
Liabilities
Non-recourse debt, net	(1,002,753)
Accounts payable, accrued expenses and other liabilities	(97,843)
Operating lease liabilities	(1,874)
Due to related parties and affiliates	(1,520)
Total Liabilities	(1,103,990)
Total Identifiable Net Assets	614,299
Fair value of CWI 1's equity interests in jointly-owned investments with CWI 2 prior to the merger	(73,594)
Bargain purchase gain	(78,696)
Fair value of purchase consideration	$462,009

From April 13, 2020 through June 30, 2020
Revenues	$9,947
Net loss	$(51,473)

We recognized a bargain purchase gain of $78.7 million in connection with the Merger resulting from the estimated fair values of the assets acquired net of liabilities assumed exceeding the consideration paid. The estimated fair values for the assets acquired and the liabilities assumed are preliminary and are subject to change during the measurement period as additional information related to the inputs and assumptions used in determining the fair value of the assets and liabilities becomes available. Subsequent adjustments to the preliminary purchase price allocation are not expected to have a material impact to the Company's consolidated financial statements.

The Company used the following valuation methodologies, inputs, and assumptions to estimate the fair value of the assets acquired, the liabilities assumed, and the noncontrolling interests acquired:

Net investments in hotels — The Company estimated the fair values of the land, buildings and site improvements, and furniture, fixtures, and equipment at the hotel properties by using a combination of the income capitalization and sales comparison approaches. These valuation methodologies are based on significant Level 3 inputs in the fair value hierarchy, such as capitalization rates, discount rates, capital expenditures and net operating income at the respective hotel properties, including estimates of future income growth.

Intangible assets — The Company estimated the fair market value of the trade name through a relief-from-royalty discounted cash flow method whereby the Company valued the avoided third-party license payment for the right to employ the asset to earn benefits. Our intangibles are included in Intangible assets, net in the consolidated financial statements. Amortization of intangibles is included in Depreciation and amortization in the consolidated financial statements.

WLT 6/30/2020 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

In connection with the Merger, we have recorded intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
Trade name	8.0	$9,400
In-place leases	3.2	800
Total intangible assets		$10,200

Non-recourse debt — We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate, which are Level 3 inputs in the fair value hierarchy. We recognized a discount of approximately $69.5 million on the mortgage loans assumed in the Merger, which is included in non-recourse debt, net in the consolidated balance sheet. The discount is amortized over the remaining terms of the respective debt instruments as adjustments to interest expense in the consolidated statements of operations.

Noncontrolling interest — The Company estimated the fair value of the consolidated joint venture by using the same valuation methodologies for the investment in hotel properties noted above. The Company then recognized the fair value of the noncontrolling interest in the consolidated joint venture based on the joint venture partner's ownership interest in the consolidated joint venture. This valuation methodology is based on Level 3 inputs and assumptions in the fair value hierarchy.

Cash and cash equivalents, restricted cash, accounts receivable, net, other assets, accounts payable, accrued expenses and other liabilities, and due to related parties and affiliates —The carrying amounts of the assets acquired, the liabilities assumed, and the equity interests acquired approximate fair value because of their short term maturities.

WLT 6/30/2020 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Transaction costs are costs incurred in connection with the Merger and related transactions and included legal, accounting, financial advisory and other transaction costs. These costs were expensed as incurred in the consolidated statements of operations.

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Transaction costs	$16,539	$500	$18,349	$755

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents the results of operations as if the Merger had taken place on January 1, 2019. The unaudited consolidated pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Merger had taken place on January 1, 2019, nor is it indicative of the results of operations for future periods.  The unaudited consolidated pro forma financial information is as follows (in thousands):

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pro forma total revenues	$20,774	$283,021	$221,569	$549,520

Pro forma net (loss) income	$(106,618)	$1,409	$(269,143)	$64,389
Pro forma net (loss) income attributable to Stockholders (a)	$(104,494)	$(380)	$(266,732)	$59,308

Pro forma (loss) income per Class A share:
Net (loss) income attributable to Stockholders	$(76,520)	$(199)	$(195,335)	$43,783
Basic and diluted pro forma weighted-average shares outstanding	167,565,919	166,008,784	167,565,562	165,803,381
Basic and diluted pro forma (loss) income per share	$(0.46)	$—	$(1.17)	$0.26

Pro forma (loss) income per Class T share:
Net (loss) income attributable to Stockholders	$(27,974)	$(181)	$(71,397)	$15,525
Basic and diluted pro forma weighted-average shares outstanding	61,175,258	59,872,699	61,175,258	59,687,602
Basic and diluted pro forma (loss) income per share	$(0.46)	$—	$(1.17)	$0.26

__________

(a)
The pro forma net income attributable to Stockholders through the six months ended June 30, 2020 reflects the following income and expenses related to the Merger as if the Merger had taken place on January 1, 2019: (i) bargain purchase gain of $78.7 million, (ii) transaction costs of $27.4 million through June 30, 2020 and (iii) net gain on change in control of interests of $22.3 million.

Compensation

Mr. Medzigian, the Company’s Chief Executive Officer, entered into an employment agreement with WLT that took effect at the closing of the Merger, effected pursuant to the Employment Agreement, dated as of October 22, 2019, pursuant to which Mr. Medzigian is entitled to receive, among other things, an annual base salary of $775,000, an annual cash bonus opportunity equal to 150% of his annual base salary based on performance goals, and an award of RSUs of WLT common stock equal to

WLT 6/30/2020 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

$6.0 million. Mr. Medzigian subsequently entered into a letter agreement with CWI 2 to confirm his agreement to reduce by 50% the pro rata portion of Mr. Medzigian’s annual base salary payable by the Company through July 15, 2020. Mr. Medzigian agreed to continue to reduce his annual base salary payable by the Company, with a reduction of 25% from July 15, 2020 through September 30, 2020.

Note 3. Basis of Presentation

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements of and accompanying notes for the year ended December 31, 2019, included as Exhibit 99.2 of Form 8-K/A filed by WLT on June 29, 2020, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year. Additionally, see Note 2 for a description of the impact of accounting for the Merger as a reverse acquisition.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity (“VIE”), and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the audited consolidated financial statements of CWI 1 and accompanying notes as of and for the year ended December 31, 2019 included as Exhibit 99.2 of Form 8-K/A filed by WLT on June 29, 2020.

At June 30, 2020 and December 31, 2019, we considered four and five entities to be VIEs, respectively, of which we consolidated four and four, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2020	December 31, 2019
Net investments in hotels	$488,237	$494,304
Intangible assets, net	36,634	37,045
Total assets	545,735	566,075

Non-recourse debt, net	$341,440	$341,263
Total liabilities	365,753	376,004

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

WLT 6/30/2020 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$101,140	$70,605
Restricted cash	71,134	54,699
Total cash and cash equivalents and restricted cash	$172,274	$125,304

Recent Accounting Pronouncements

Pronouncements Adopted as of June 30, 2020

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

Note 4. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

Prior to the Merger, we had an advisory agreement with the Advisor (the “Advisory Agreement”) to perform certain services for us under a fee arrangement, including managing our overall business, our investments and certain administrative duties. The Advisor also had a subadvisory agreement with the CWI 1 Subadvisor (the “Subadvisory Agreement”) whereby the Advisor paid 20% of its fees earned under the Advisory Agreement to the CWI 1 Subadvisor in return for certain personnel services. Upon completion of the Merger on April 13, 2020 (Note 2), both the Advisory Agreement and Subadvisory Agreement were terminated.

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to the Advisor, the CWI 1 Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amounts Included in the Consolidated Statements of Operations
Personnel and overhead reimbursements	$1,459	$1,653	$3,024	$3,269
Asset management fees	479	3,563	3,795	7,126
Available Cash Distributions	—	469	—	2,368
Interest expense	—	396	—	758
	$1,938	$6,081	$6,819	$13,521

WLT 6/30/2020 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	June 30, 2020	December 31, 2019
Amounts Due to Related Parties and Affiliates
Reimbursable costs due to the Advisor	$416	$1,524
Other amounts due to the Advisor	280	1,105
Watermark commitment agreement	—	1,151
Due to other related parties and affiliates	—	26
	$696	$3,806

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

Prior to the Merger, we paid the Advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments, as described in the Advisory Agreement. The Advisor was also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement were met. If the Advisor elected to receive all or a portion of its fees in shares of our common stock, the number of shares issued was determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”). Upon completion of the Merger on April 13, 2020 (Note 2), the Advisory Agreement was terminated and these fees ceased being incurred. For the six months ended June 30, 2020 and 2019, we settled $4.8 million and $7.1 million, respectively, of asset management fees in shares of our common stock at the former Advisor’s election. At June 30, 2020, the former Advisor owned 12,208,243 shares (5.3%) of our total outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

Available Cash Distributions

Prior to the Merger, Carey Watermark Holdings, LLC’s special general partner interest entitled it to receive distributions of 10% of Available Cash (as defined in the limited partnership agreement of CWI OP, LP) (“Available Cash Distributions”) generated by CWI OP, LP, subject to certain limitations. Available Cash Distributions are included in (Income) loss attributable to noncontrolling interests in the consolidated financial statements. In connection with the internalization of the management of the Company (Note 2), the CWI OP, LP and the Operating Partnership redeemed the special general partnership interests held by Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC in CWI OP, LP and the Operating Partnership, respectively, as further described in Note 2. Following the Redemption, Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC have no further liability or obligation pursuant to the limited partnership agreements of CWI OP, LP or the Operating Partnership, respectively.

Personnel and Overhead Reimbursements/Reimbursable Costs

Prior to the Merger, under the terms of the Advisory Agreement, the Advisor generally allocated expenses of dedicated and shared resources, including the cost of personnel, rent and related office expenses, between us and CWI 2, based on total pro rata hotel revenues on a quarterly basis. Pursuant to the Subadvisory Agreement, after we reimbursed the Advisor, it would subsequently reimburse the CWI 1 Subadvisor for personnel costs and other charges, including the services of our Chief Executive Officer, subject to the approval of our board of directors. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements. Upon completion of the Merger on April 13, 2020 (Note 2), both the Advisory Agreement and Subadvisory Agreement were terminated and these expenses ceased being incurred. Subsequent to the Merger, subject to the terms of the Transition Services Agreement, as discussed below, WPC is paid its costs of providing services under this agreement and will be reimbursed for all expenses of providing the services. We also granted RSUs to employees of the CWI 1 Subadvisor pursuant to our 2010 Equity Incentive Plan.

Other Amounts Due to the Advisor

At December 31, 2019, this balance primarily represented asset management fees payable to the Advisor.

WLT 6/30/2020 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Other Transactions with Affiliates

Watermark Commitment Agreement

On October 1, 2019, we, CWI 2, Watermark Capital and Mr. Medzigian, entered into a commitment agreement pursuant to which we and CWI 2 agreed to pay Watermark Capital a total of $6.95 million in consideration of the commitments of Watermark Capital and Mr. Medzigian to wind down and ultimately liquidate a private fund that was formed to raise capital to invest in lodging properties, and to devote their business activities exclusively to the affairs of us and CWI 2 and certain other activities set forth in the commitment agreement, with the exception of the wind-down of the private fund and performing asset management services for two hotels owned by WPC (one of which was subsequently sold). At June 30, 2020, $6.95 million was included in Other assets in the consolidated balance sheet, representing goodwill related to the internalization of Watermark Captial. At December 31, 2019, $4.2 million was included in Other assets in the consolidated balance sheet as a deferred cost, representing the portion of the payment allocated to us.

Transition Services Agreement

Pursuant to the Transition Services Agreement dated as of October 22, 2019 entered into between CWI 2 and WPC, WPC will continue to make available to the Company all of the services that WPC provided to CWI 2 prior to the Merger. The term of the Transition Services Agreement is generally 12 months from the effective date of the internalization transaction. WPC will be paid its costs of providing the services and will be reimbursed for all expenses of providing the services.

Pursuant to the Transition Services Agreement dated as of October 22, 2019 entered into between CWI 2 and Watermark Capital, Watermark Capital will continue to make available to the Company all of the services that Watermark Capital provided to CWI 2 prior to the Merger and for the Company to provide certain services to Watermark Capital or its affiliates. Except with respect to particular services provided by the Company to Watermark Capital, the term of the Transition Services Agreement is 12 months from the effective date of the internalization transaction. Watermark Capital or the Company, in their respective capacities as service providers under such Transition Services Agreement, will be paid their respective costs of providing the services and will be reimbursed for all expenses of providing the services.

Working Capital Facility

On September 26, 2017, we entered into a secured credit facility (the “WPC Credit Facility”) with CWI OP, LP as borrower and WPC as lender. The WPC Credit Facility consisted of (i) a bridge term loan of up to $75.0 million (the “Bridge Loan”) for the purpose of acquiring an interest in the Ritz-Carlton Bacara, Santa Barbara Venture and (ii) a $25.0 million revolving working capital facility (the “Working Capital Facility”) to be used for our working capital needs. The Bridge Loan, which was scheduled to mature on December 31, 2019, was repaid in full during the fourth quarter of 2019. The Working Capital Facility that was scheduled to mature on December 31, 2019, was extended to the later of March 31, 2020 or the closing date of the Merger. We served as guarantor of the WPC Credit Facility and pledged our unencumbered equity interests in certain properties as collateral, as further described in the pledge and security agreement entered into between the borrower and lender. At both March 31, 2020 and December 31, 2019, there were no outstanding balances under either the Bridge Loan or the Working Capital Facility. Upon completion of the Merger on April 13, 2020, all applicable loan documents were terminated.

Note 5. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Buildings	$2,292,994	$1,400,251
Land	627,296	331,681
Furniture, fixtures and equipment	204,973	103,920
Building and site improvements	196,874	160,726
Construction in progress	6,516	11,918
Hotels, at cost	3,328,653	2,008,496
Less: Accumulated depreciation	(307,632)	(298,949)
Net investments in hotels	$3,021,021	$1,709,547

WLT 6/30/2020 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2020 and 2019, we retired fully depreciated furniture, fixtures and equipment aggregating $12.7 million and $6.8 million, respectively.

Depreciation expense was $31.2 million and $19.4 million for the three months ended June 30, 2020 and 2019, respectively, and $49.6 million and $38.0 million for the six months ended June 30, 2020 and 2019, respectively.

Property Disposition and Assets and Liabilities Held for Sale

On June 8, 2020, we sold our 100% ownership interest in the Hutton Hotel Nashville to an unaffiliated third party for a contractual sales price of $70.0 million, with net proceeds after the repayment of the related mortgage loan of approximately $26.8 million, including the release of $0.4 million of restricted cash. We recognized a loss on sale of $0.5 million during the three and six months ended June 30, 2020 in connection with this transaction.

At June 30, 2020 we had one hotel classified as held for sale.

Below is a summary of our assets and liabilities held for sale (in thousands):

June 30, 2020
Net investments in hotels	$19,243
Other assets	204
Assets held for sale	$19,447

Non-recourse debt, net attributable to Assets held for sale	$14,140

Other liabilities held for sale	943

Impairments

As a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on our hotel operations, we reviewed all of our hotel properties for impairment and recognized impairment charges during the six months ended June 30, 2020 totaling $120.2 million on six Consolidated Hotels with an aggregate fair value measurement of $266.6 million in order to reduce the carrying value of the properties to their estimated fair values. For five of the hotel properties, the fair value measurements were determined using a future net cash flow analysis, discounted for the inherent risk associated with each investment and for one property, the fair value measurement approximated its estimated selling price. No impairments were recognized during the three months ended June 30, 2020 or the three and six months ended June 30, 2019.

Hurricane-Related Disruption

Below is a summary of the items that comprised the (gain) loss recognized related to Hurricane Irma (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (write-up) write-off of fixed assets	$(861)	$112	$(555)	$2,059
Property damage insurance receivables	861	(344)	555	(2,059)
Gain on hurricane-related property damage	$—	$(232)	$—	$—

As the restoration work continues to be performed, the estimated total cost will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

Construction in Progress

At June 30, 2020 and December 31, 2019, construction in progress, recorded at cost, was $6.5 million and $11.9 million, respectively, and related to planned renovations at certain of our hotels. Upon substantial completion of renovation work, costs are reclassified from construction in progress to buildings, building and site improvements and furniture, fixtures and equipment, as applicable, and depreciation will commence.

WLT 6/30/2020 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

We capitalize qualifying interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.1 million and $0.2 million of such costs during the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.5 million during the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, accrued capital expenditures were $3.1 million and $2.5 million, respectively, representing non-cash investing activity.

Note 6. Equity Investments in Real Estate

At June 30, 2020, we owned equity interests in two Unconsolidated Hotels with unrelated third parties. We did not control the ventures that own these hotels, but we exercised significant influence over them. We accounted for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at
					June 30, 2020	December 31, 2019
Ritz-Carlton Philadelphia Venture	PA	301	60.0%	Full-service	$20,346	$27,247
Hyatt Centric French Quarter Venture	LA	254	80.0%	Full-service	494	505
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	CA	358	40.0%	Resort	—	51,965
Marriott Sawgrass Golf Resort & Spa Venture (a)	FL	514	50.0%	Resort	—	$20,580
		1,427			$20,840	$100,297
___________

(a)	Upon completion of the Merger on April 13, 2020, the Company consolidates its 100% real estate interest in this hotel.

(b)
We contributed $0.9 million to this investment during the six months ended June 30, 2020, which included funding for the hotel’s renovation. We recognized an other-than-temporary impairment charge of $17.8 million on this investment during the six months ended June 30, 2020 to reduce the carrying value of our equity investment in the venture to its estimated fair value.

WLT 6/30/2020 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Unconsolidated Hotels	2020	2019	2020	2019
Ritz-Carlton Philadelphia Venture	$(3,842)	$424	$(6,901)	$(1,061)
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	(512)	(346)	(20,967)	(2,323)
Marriott Sawgrass Golf Resort & Spa Venture (a)	(185)	648	(58)	3,140
Hyatt Centric French Quarter Venture	(6)	675	(12)	1,104
Total equity in (losses) earnings of equity method investments in real estate, net	$(4,545)	$1,401	$(27,938)	$860

___________
(a) Upon closing of the Merger on April 13, 2020, the Company owns 100% of this hotel and consolidates its real estate interest in this hotel therefore these amounts represent the equity in (losses) earnings for the respective periods prior to the Merger.
(b) Includes an other-than-temporary impairment charge of $17.8 million recognized on this investment during the six months ended June 30, 2020 to reduce the carrying value of our equity investment in the venture to its estimated fair value.

No other-than-temporary impairment charges were recognized during the three months ended June 30, 2020 or the three and six months ended June 30, 2019.

At June 30, 2020 and December 31, 2019, the unamortized basis differences on our equity investments were $2.2 million and $6.3 million. Net amortization of the basis differences reduced the carrying values of our equity investments by less than $0.1 million and $0.1 million during the three months ended June 30, 2020 and 2019, respectively, and by $0.1 million and $0.2 million during the six months ended June 30, 2020 and 2019, respectively.

Note 7. Intangible Assets

Intangible assets are summarized as follows (dollars in thousands):

		June 30, 2020			December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 - 55	$72,400	$(8,777)	$63,623	$72,400	$(8,025)	$64,375
Trade name	8	9,400	(294)	9,106	—	—	—
Other intangible assets	8 - 15	1,633	(566)	1,067	855	(444)	411
Total intangible assets, net		$83,433	$(9,637)	$73,796	$73,255	$(8,469)	$64,786

Net amortization of intangibles was $0.8 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively. Amortization of intangibles is included in Depreciation and amortization in the consolidated financial statements.

Note 8. Fair Value Measurements

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

WLT 6/30/2020 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Items Measured at Fair Value on a Recurring Basis

Derivative Assets and Liabilities — Our derivative assets, which are included in Other assets in the consolidated financial statements, are comprised of interest rate caps and our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps (Note 9).

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the six months ended June 30, 2020 or 2019. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income in the consolidated financial statements.

Our non-recourse debt, net which we have classified as Level 3, had a carrying value of $2.2 billion and $1.2 billion at June 30, 2020 and December 31, 2019, respectively, and an estimated fair value of $2.1 billion and $1.2 billion at June 30, 2020 and December 31, 2019, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both June 30, 2020 and December 31, 2019.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

The Company estimated the fair values of our long-lived real estate and related intangible assets using Level 3 inputs, using a combination of the income capitalization and sales comparison approaches, specifically utilizing a discounted cash flow analysis and recent comparable sales transactions. The estimate of the fair value of the assets acquired in the Merger, as discussed in Note 2 and the evaluation of the assets for potential impairment, as discussed below, required the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (i) capitalization rate; (ii) discount rate; (iii) net operating income; and (iv) number of years the property will be held or benefit realized. There are inherent uncertainties in making these estimates, including the impact of the COVID-19 pandemic. For our estimate of the fair value of the assets acquired in the Merger and impairment tests for our long-lived real estate and related intangible assets during the six months ended June 30, 2020, we used discount rates ranging from 7.0% to 10.5%, with a weighted-average rate of 8.4%, and capitalization rates ranging from 5.0% to 8.5%, with a weighted-average rate of 6.5%.

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. See Note 5 and Note 6 for a description of impairment charges recognized during the six months ended June 30, 2020. No impairments were recognized during the three months ended June 30, 2020 or the three and six months ended June 30, 2019.

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are two main components of economic risk that impact us: interest rate risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Market risk includes changes in the value of our properties and related loans.

WLT 6/30/2020 10-Q – 23

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Interest rate caps	Other assets	$53	$18	$—	$—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(6,453)	—
		$53	$18	$(6,453)	$—

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements.

We recognized unrealized gains of $0.5 million and unrealized losses of less than $0.1 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swaps and caps during the three months ended June 30, 2020 and 2019, respectively, and unrealized losses of $0.8 million and $0.2 million during the six months ended June 30, 2020 and 2019, respectively.

We reclassified less than $0.1 million from Other comprehensive income (loss) on derivatives into Interest expense during both the three months ended June 30, 2020 and 2019 and $0.1 million and less than $0.1 million during the six months ended June 30, 2020 and 2019, respectively.

Amounts reported in Other comprehensive income (loss) related to our interest rate swap and caps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. At June 30, 2020, we estimated that an additional $0.5 million will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

WLT 6/30/2020 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

cap limits the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at June 30, 2020 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	June 30, 2020
Interest rate swaps	2	$188,300	$(6,453)
Interest rate caps	13	772,025	53
			$(6,400)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2020. At June 30, 2020, both our total credit exposure and the maximum exposure to any single counterparty was less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2020, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $6.5 million at June 30, 2020, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2020, we could have been required to settle our obligations under these agreements at their aggregate termination value of $6.8 million. At December 31, 2019, we had no derivatives that were in a net liability position.

Note 10. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	June 30, 2020	December 31, 2019
Fixed rate	3.6% – 5.9%	1/2021 – 4/2024	$1,285,681	$884,849
Variable rate (b)	2.2% – 6.0%	8/2020 – 1/2023	884,202	321,218
			$2,169,883	$1,206,067
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(b)	The interest rate range presented for these mortgage loans reflect the rates in effect at June 30, 2020 through the use of an interest rate swap or cap, when applicable.

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At June 30, 2020, we have effectively entered into cash management agreements with the lenders on 27 of our 32 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. We are actively working with our lenders on debt forbearance plans. We have sought relief from all of our lenders to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. See Note 1 for further discussion.

WLT 6/30/2020 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Financing Activity During 2019

During the second quarter of 2019, we refinanced the $67.0 million Sheraton Austin Hotel at the Capitol mortgage loan with a new mortgage loan that has a maximum principal amount of $92.4 million, of which we drew $68.4 million at closing, with the remaining balance available to fund planned renovations at the hotel. The loan has a floating annual interest rate of LIBOR plus 3.5% (subject to an interest rate cap) and a maturity date of July 9, 2022 with two one-year extension options. We recognized a loss on extinguishment of debt of $0.1 million on this refinancing.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2020 and each of the next four calendar years following December 31, 2020 are as follows (in thousands):

Years Ending December 31,	Total
2020 (remainder)	$217,917
2021	774,534
2022	895,952
2023	298,385
2024	50,253
Total principal payments	2,237,041
Unamortized debt discount	(62,543)
Unamortized deferred financing costs	(4,615)
Total	$2,169,883

Note 11. Commitments and Contingencies

At June 30, 2020, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of June 30, 2020, our hotel properties were operated pursuant to long-term management agreements with 12 different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. 12 of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $0.2 million and $4.7 million for the three months ended June 30, 2020 and 2019, respectively, and $3.2 million and $9.5 million for the six months ended June 30, 2020 and 2019, respectively.

Franchise Agreements

Seventeen of our hotel properties operated under franchise or license agreements with national brands that are separate from our management agreements. As of June 30, 2020, we had 12 franchise agreements with Marriott-owned brands, two with Hilton-owned brands, one with InterContinental Hotels-owned brands and two with a Hyatt-owned brand related to our hotels. Our typical franchise agreements have initial terms ranging from 15 to 25 years. Three of our hotels are not operated with a hotel brand so the hotels do not have franchise agreements. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.5% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee

WLT 6/30/2020 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

expense, including amortization of deferred franchise fees, of $0.5 million and $4.4 million for the three months ended June 30, 2020 and 2019, respectively, and $2.8 million and $8.2 million for the six months ended June 30, 2020 and 2019, respectively.
Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. At June 30, 2020 and December 31, 2019, $52.7 million and $34.6 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and anticipate using a portion of the available restricted cash reserves to cover operating costs at our properties.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At June 30, 2020, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at June 30, 2020 totaled $27.4 million. As discussed in Note 1, we have significantly reduced our planned renovation activity by either canceling or deferring this activity to future periods, other than completing projects that are near completion. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources or other sources of available capital, including cash flow from operations.

Leases

Lease Obligations

We recognize an operating ROU asset and a corresponding lease liability for ground lease arrangements, hotel parking leases and various hotel equipment leases for which we are the lessee. Our leases have remaining lease terms ranging from less than one year to 88 years (excluding extension options not reasonably certain of being exercised).

Lease Cost

Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed lease cost	$2,883	$3,304	$6,192	$6,964
Variable lease cost (a)	—	252	99	375
Total lease cost	$2,883	$3,556	$6,291	$7,339
___________

(a)	Our variable lease payments consist of payments based on a percentage of revenue.

WLT 6/30/2020 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

Note 12. (Loss) Income Per Share and Equity

(Loss) Income Per Share

The following table presents (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share
Class A common stock	162,792,230	$(11,956)	$(0.07)	128,703,305	$299	$—
Class T common stock	53,108,191	(3,938)	(0.07)	—	—	—
Net (loss) income attributable to WLT stockholders		$(15,894)			$299

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	146,896,377	$(157,407)	$(1.07)	128,410,056	$(14,065)	$(0.11)
Class T common stock	26,554,095	(28,492)	(1.07)	—	—	—
Net loss attributable to WLT stockholders		$(185,899)			$(14,065)

The allocation of net (loss) income attributable to WLT stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of less than $0.1 million for both the three and six months ended June 30, 2020, since this fee is only applicable to holders of Class T common stock. No such fees were incurred for the three and six months ended June 30, 2019.

The distribution and shareholder servicing fee is 1.0% of the NAV of our Class T common stock; it accrues daily and is payable quarterly in arrears. We currently expect that we will cease incurring the distribution and shareholder servicing fee during the fourth quarter of 2020, at which time the total underwriting compensation paid in respect of the offering will reach 10.0% of the gross offering proceeds. We paid distribution and shareholder servicing fees to selected dealers of $1.2 million during the three and six months ended June 30, 2020.

Preferred Stock

As discussed in Note 2, as consideration for the Redemption and the other transactions contemplated by the Internalization Agreement, affiliates of WPC were issued 1,300,000 shares of WLT Series A preferred stock, $0.001 par value per share, with a liquidation preference of $50.00 per share.

The fair value was primarily determined by a discounted cash flow analysis of the interest and anticipated redemption payments associated with the preferred stock. We classified this investment as Level 3 because the discounted cash flow valuation model incorporates unobservable inputs to determine its fair value.

The following table presents a rollforward of the preferred stock balance, which is classified within the mezzanine section between total liabilities and equity in the consolidated balance sheet (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Beginning balance	$—	$—
Issuance of Series A Preferred Stock at estimated fair value	52,600	52,600
Preferred dividends (a)	1,341	1,341
Ending balance	$53,941	$53,941
___________

(a)
Preferred dividends are comprised of cumulative preferential dividends that holders of the WLT Series A preferred stock are entitled to receive (at a rate of 5% per year, with the rate increasing to 7% on the second anniversary of the Merger and

WLT 6/30/2020 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

increasing to 8% on the third anniversary of the Merger) totaling $0.7 million and deemed dividends representing the accretion of the preferred stock discount totaling $0.6 million.

Noncontrolling Interest in the Operating Partnership

We consolidate the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. At June 30, 2020, the Operating Partnership had 231,158,457 units of limited partnership interest (“OP Units”) outstanding, of which 99.0% of the outstanding OP Units were owned by the Company, and the noncontrolling 1.0% ownership interest was owned by Mr. Medzigian.

At June 30, 2020, Mr. Medzigian owned 2,417,996 OP Units. The outstanding OP Units held by Mr. Medzigian are exchangeable on a one-for-one basis into shares of WLT Class A common stock. The noncontrolling interest is included in noncontrolling interest on the consolidated balance sheet at June 30, 2020.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following table presents a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30,
Gains and Losses on Derivative Instruments	2020	2019
Beginning balance	$(1,468)	$(411)
Other comprehensive income (loss) before reclassifications	496	(27)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	39	17
Equity in earnings of equity method investments in real estate, net	11	3
Total	50	20
Net current period other comprehensive income (loss)	546	(7)
Net current period other comprehensive income attributable to noncontrolling interests	(6)	(2)
Ending balance	$(928)	$(420)

	Six Months Ended June 30,
Gains and Losses on Derivative Instruments	2020	2019
Beginning balance	$(172)	$(286)
Other comprehensive loss before reclassifications	(846)	(178)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	101	43
Equity in earnings of equity method investments in real estate, net	6	3
Total	107	46
Net current period other comprehensive loss	(739)	(132)
Net current period other comprehensive income attributable to noncontrolling interests	(17)	(2)
Ending balance	$(928)	$(420)

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2020, if applicable. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the six months ended June 30, 2020 and 2019. We conduct business in various states and municipalities within the United

WLT 6/30/2020 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. On April 20, 2020, the TRSs that were previously wholly-owned by CWI 1 were contributed into the wholly-owned WLT combined TRS in a tax-free restructuring.  This restructuring will result in a single federal tax filing for the WLT combined TRS, which will include the contributed entities. The WLT combined TRS values the deferred tax assets and liabilities of the combined entities based on the WLT combined TRS’s deferred tax rate.

The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and six months ended June 30, 2020 and 2019. Current income tax benefit was $4.7 million and current income tax expense was $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and current income tax benefit was $8.1 million and current income tax expense was $0.9 million for the six months ended June 30, 2020 and 2019, respectively. We have historically calculated the provision for income taxes during interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the interim period. We have used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2020. We determined that, since estimates of “ordinary” income are unreliable due to the impact of the COVID-19 pandemic, the historical method would not provide a reliable estimate for the three and six months ended June 30, 2020.

In light of the COVID-19 outbreak during the first quarter of 2020, we monitored tax considerations and the potential impact on our consolidated financial statements. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (U.S. federal legislation enacted on March 27, 2020 in response to the COVID-19 pandemic) provides that net operating losses generated in 2018, 2019, or 2020 may be carried back to offset taxable income earned during the five-year period prior to the year in which the net operating loss was generated. By carrying back certain net operating losses, we recognized current tax benefits of $4.4 million and $8.0 million during the three and six months ended June 30, 2020, respectively, which is included within current tax benefit described in the previous paragraph. During the second quarter of 2020, we established a full valuation allowance related to the economic impact of the COVID-19 pandemic on our hotel properties.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. Benefit from (provision for) income taxes included net deferred income tax expense of $2.1 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and $2.2 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

Note 14. Subsequent Events

July Capital Raise

On July 21, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with ACP Watermark Investment LLC (the “Purchaser”) and, solely with respect to a guaranty, certain other parties thereto. Pursuant to the Purchase Agreement, the Company, in a private placement made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, agreed to issue and sell to the Purchaser 200,000 shares of Series B Preferred Stock and warrants (the “Warrants”) to purchase 16,778,446 OP Units of the Operating Partnership (“Warrant Units”), for an aggregate purchase price of $200.0 million. The Purchaser has also committed to provide, upon satisfaction of certain conditions, up to an additional $250.0 million to purchase additional shares of the Series B Preferred Stock during the 18 months following the consummation of the July Capital Raise, of which $150.0 million is allocated to working capital needs and other general corporate purposes and $100.0 million is allocated to approved acquisitions. The July Capital Raise closed on July 24, 2020. Among other terms of the Series B Preferred Stock, the Series B Preferred Stock generally prohibits the Company from paying distributions on common stock or redeeming common stock unless the Company has first paid all accrued dividends (and dividends thereon) on the Series B Preferred Stock in cash for all past dividend periods and the current dividend period. There

WLT 6/30/2020 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

are certain exceptions for the payment of dividends on common stock required for the Company to maintain its REIT qualification, special circumstances redemptions of common stock and redemptions of common stock that are funded with proceeds from issuances of common stock under the Company's DRIP. Additionally, the Company has agreed to cause two designees of the Purchaser to be appointed as members of the Board of Directors at the closing of the July Capital Raise, which will initially be Russell Gimelstob and Alexander Halpern.

Please see our Current Report on Form 8-K dated July 24, 2020 for additional information.

WLT 6/30/2020 10-Q – 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements of CWI 1 and accompanying notes as of and for the year ended December 31, 2019 included as Exhibit 99.2 of Form 8-K/A filed by WLT on June 29, 2020.

Business Overview

We are a self-managed, publicly owned, non-traded REIT that invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. We have fully invested our offering proceeds in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality and by hotel renovations. We have invested in hotels and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. At June 30, 2020, we held ownership interests in 32 hotels, with a total of 9,793 rooms.

Significant Developments

July Capital Raise

On July 21, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with ACP Watermark Investment LLC (the “Purchaser”) and, solely with respect to a guaranty, certain other parties thereto. Pursuant to the Purchase Agreement, the Company, in a private placement made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, agreed to issue and sell to the Purchaser 200,000 shares of Series B Preferred Stock, and warrants (the “Warrants”) to purchase 16,778,446 OP Units of the Operating Partnership (“Warrant Units”), for an aggregate purchase price of $200.0 million (the “July Capital Raise”). The Purchaser has also committed to provide, upon satisfaction of certain conditions, up to an additional $250.0 million to purchase additional shares of the Series B Preferred Stock during the 18 months following the consummation of the July Capital Raise, of which $150.0 million is allocated to working capital needs and other general corporate purposes and $100.0 million is allocated to approved acquisitions. The July Capital Raise closed on July 24, 2020. Among other terms of the Series B Preferred Stock, the Series B Preferred Stock generally prohibits the Company from paying distributions on common stock or redeeming common stock unless the Company has first paid all accrued dividends (and dividends thereon) on the Series B Preferred Stock are paid in cash for all past dividend periods and for the current dividend period. There are certain exceptions for the payment dividends on common stock required for the Company to maintain its REIT qualification, special circumstances redemptions of common stock and redemptions of common stock that are funded with proceeds from issuances of common stock under the Company's DRIP. Additionally, the Company has agreed to cause two designees of the Purchaser to be appointed as members of the Board of Directors at the closing of the Private Placement, which will initially be Russell Gimelstob and Alexander Halpern.

Please see our Current Report on Form 8-K dated July 24, 2020 for additional information.

COVID-19 Pandemic

As of the date of this Report, 31 of our hotels are open but the majority are operating at significantly reduced levels of occupancy, staffing, and expenses and operations at our remaining one hotel are fully suspended. While we have seen improving demand at some of our properties as certain states and cities across the United States have loosened stay-at-home restrictions, we expect the recovery to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. In addition, resurgences of the COVID-19 virus in certain areas where our hotels are located may cause us to have to suspend operations at hotels that have remained open or reopened until the resurgence subsides. Given the uncertainty as to the ultimate severity and duration of the COVID‑19 outbreak and its effects, and the potential for its recurrence, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

We have taken decisive actions to help mitigate the effects of the COVID-19 pandemic on our operating results and to preserve our liquidity at both the operating level and corporate level, including:

WLT 6/30/2020 10-Q – 32

•	Completing the July Capital Raise

•
Significantly reducing hotel operating costs: in March, April and May 2020, we suspended all operations at 17 hotels and significantly reduced operations at the remaining hotels, primarily by reducing staffing, furloughing employees, eliminating non-essential amenities and services and closing several floors and food and beverage outlets. One of these hotels reopened in May, eight hotels reopened in June and from July 1, 2020 through the date of this Report, an additional seven hotels have reopened;

•	Working with our lenders on debt forbearance plans, as discussed below;

•	Suspending distributions on, and redemptions of, our common stock, subject to limited exceptions;

•	Actively pursuing certain asset sales;

•	Significantly reducing our planned renovation activity by either canceling or deferring this activity to future periods, other than completing projects that are near completion;

•
Using a portion of our furniture, fixtures and equipment reserves accounts for expenses at our properties, as well as temporarily suspending required contributions to the furniture, fixture and equipment replacement reserves at certain of our hotels, to the extent permitted by our lenders; and

•	Reducing the cash compensation payable to our senior management and board of directors.

We are actively working with our lenders on debt forbearance plans. We have sought relief from all of our lenders to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of the date of this Report, we have executed loan modifications on 22 of our 32 non-recourse mortgage loans.

We sold one hotel in the second quarter of 2020 — the Hutton Hotel Nashville. The contractual sales price was $70.0 million, and we received net proceeds of $26.8 million after the repayment of the related mortgage loan. The sales price reflects a discount compared to the property's pre-COVID-19 value. One additional hotel has been classified as held for sale as of June 30, 2020 as we anticipate the disposition will occur within the next 12 months. We may choose to market additional assets for sale and these may be at discounted valuations.

WLT 6/30/2020 10-Q – 33

Financial and Operating Highlights

(Dollars in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”))

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Hotel revenues	$20,297	$166,053	$135,275	$318,244
Net (loss) income attributable to stockholders	(15,894)	299	(185,899)	(14,065)

Cash distributions paid	—	20,092	20,357	39,990

Net cash (used in) provided by operating activities			(54,127)	52,123
Net cash provided by (used in) investing activities			160,250	(18,335)
Net cash used in financing activities			(59,153)	(39,915)

Supplemental Financial Measures: (a)
FFO attributable to WLT stockholders	5,940	20,994	(3,950)	25,704
MFFO attributable to WLT stockholders	(47,467)	23,266	(53,339)	30,644

Consolidated Hotel Operating Statistics
Occupancy	8.6%	77.7%	26.6%	75.1%
ADR	$190.67	$239.06	$232.99	$238.08
RevPAR	16.44	185.80	61.99	178.75
___________

(a)
We consider funds from operations (“FFO”) and MFFO, which are supplemental measures that are not defined by GAAP (“non-GAAP measures”), to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

WLT 6/30/2020 10-Q – 34

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at June 30, 2020:

Hotels	State	Number of Rooms	% Owned	Hotel Type
Consolidated Hotels
Charlotte Marriott City Center	NC	446	100%	Full-Service
Courtyard Nashville Downtown	TN	192	100%	Select-Service
Courtyard Pittsburgh Shadyside	PA	132	100%	Select-service
Courtyard Times Square West	NY	224	100%	Select-service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	Full-Service
Equinox, a Luxury Collection Golf Resort & Spa	VT	199	100%	Resort
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	Resort
Hawks Cay Resort (a)	FL	427	100%	Resort
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	Select-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	Full-service
Hyatt Place Austin Downtown	TX	296	100%	Select-service
Lake Arrowhead Resort and Spa	CA	173	97.35%	Resort
Le Méridien Arlington	VA	154	100%	Full-Service
Le Méridien Dallas, The Stoneleigh	TX	176	100%	Full-service
Marriott Kansas City Country Club Plaza	MO	295	100%	Full-service
Marriott Raleigh City Center	NC	401	100%	Full-service
Marriott Sawgrass Golf Resort & Spa	FL	514	100%	Resort
Renaissance Atlanta Midtown Hotel	GA	304	100%	Full-Service
Renaissance Chicago Downtown	IL	560	100%	Full-service
Ritz-Carlton Bacara, Santa Barbara	CA	358	100%	Resort
Ritz-Carlton Fort Lauderdale (b)	FL	196	70%	Resort
Ritz-Carlton Key Biscayne (c)	FL	443	66.7%	Resort
Ritz-Carlton San Francisco	CA	336	100%	Full-Service
Sanderling Resort	NC	128	100%	Resort
San Diego Marriott La Jolla	CA	376	100%	Full-Service
San Jose Marriott	CA	510	100%	Full-Service
Seattle Marriott Bellevue	WA	384	100%	Full-Service
Sheraton Austin Hotel at the Capitol	TX	367	80%	Full-Service
Westin Minneapolis	MN	214	100%	Full-Service
Westin Pasadena	CA	350	100%	Full-Service
		9,238
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter	LA	254	80%	Full-service
Ritz-Carlton Philadelphia	PA	301	60%	Full-service
		555
_________

(a)	Includes 250 privately owned villas that participate in the villa/condo rental program at June 30, 2020.

(b)	Includes 30 condo-hotel units that participate in the villa/condo rental program at June 30, 2020.

(c)	The number of rooms presented includes 141 condo-hotel units that participate in the resort rental program.

WLT 6/30/2020 10-Q – 35

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

Due to the COVID-19 pandemic, beginning in March 2020, we experienced a significant decline in occupancy and RevPAR. The economic downturn resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. As discussed above, certain of our hotel properties temporarily suspended all operations and, while our other hotel properties are operating in a limited capacity, as a result of these operational changes, the results of operations for the three and six months ended June 30, 2020 will not be comparable to the same period in 2019.

Additionally, as a result of the Merger, comparisons of the period to period financial information of WLT as set forth herein may not be meaningful. The historical financial information included herein as of any date, or for any periods, prior to April 13, 2020, represents the pre-merger financial information of CWI 1 on a stand-alone basis.

WLT 6/30/2020 10-Q – 36

The following table presents our comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Hotel Revenues	$20,297	$166,053	$(145,756)	$135,275	$318,244	$(182,969)

Hotel Operating Expenses	83,531	141,116	(57,585)	204,240	279,074	(74,834)
Transaction costs	16,539	500	16,039	18,349	755	17,594
Corporate general and administrative expenses	5,596	3,306	2,290	9,185	6,160	3,025
Asset management fees to affiliate and other expenses	474	3,878	(3,404)	3,932	7,609	(3,677)
Gain on hurricane-related property damage	—	(232)	232	—	—	—
Impairment charges	—	—	—	120,220	—	120,220
Total Expenses	106,140	148,568	(42,428)	355,926	293,598	62,328
Operating (Loss) Income before net loss on sale of real estate	(85,843)	17,485	(103,328)	(220,651)	24,646	(245,297)
Loss on sale of real estate	(489)	—	(489)	(489)	—	(489)
Operating (Loss) Income	(86,332)	17,485	(103,817)	(221,140)	24,646	(245,786)
Bargain purchase gain	78,696	—	78,696	78,696	—	78,696
Interest expense	(30,301)	(16,578)	(13,723)	(44,730)	(32,987)	(11,743)
Net gain on change in control of interests	22,250	—	22,250	22,250	—	22,250
Equity in (losses) earnings of equity method investments in real estate, net	(4,545)	1,401	(5,946)	(27,938)	860	(28,798)
Other income	73	128	(55)	194	251	(57)
Net loss on extinguishment of debt	—	(136)	136	—	(136)	136
(Loss) Income Before Income Taxes	(20,159)	2,300	(22,459)	(192,668)	(7,366)	(185,302)
Benefit from (provision for) income taxes	2,612	(983)	3,595	5,976	(1,103)	7,079
Net (Loss) Income	(17,547)	1,317	(18,864)	(186,692)	(8,469)	(178,223)
Loss (income) attributable to noncontrolling interests	2,994	(1,018)	4,012	2,134	(5,596)	7,730
Net (Loss) Income Attributable to the Company	(14,553)	299	(14,852)	(184,558)	(14,065)	(170,493)
Preferred dividends	(1,341)	—	(1,341)	(1,341)	—	(1,341)
Net (Loss) Income Attributable to Stockholders	$(15,894)	$299	$(16,193)	$(185,899)	$(14,065)	$(171,834)
Supplemental Financial Measure:(a)
MFFO Attributable to Stockholders	$(47,467)	$23,266	$(70,733)	$(53,339)	$30,644	$(83,983)
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

At June 30, 2020 and 2019, we owned 30 and 23 Consolidated Hotels, respectively.  Based on when a hotel is acquired or sold, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2020 and 2019.  Our Same Store Hotels included 18 Consolidated Hotels and excluded the hotels acquired in the Merger and five hotels that were either disposed of between January 1, 2019 and June 30, 2020 or were held for sale as of June 30, 2020.

WLT 6/30/2020 10-Q – 37

The following table sets forth the average occupancy rate, ADR and RevPAR for the three and six months ended June 30, 2020 and 2019 for our Same Store Hotels.

	Three Months Ended June 30,		Six Months Ended June 30,
Same Store Hotels	2020	2019	2020	2019
Occupancy Rate (a)	8.3%	76.4%	32.5%	73.8%
ADR	$177.60	$254.01	$237.77	$254.71
RevPAR	14.69	194.18	77.16	187.92
___________

(a)
Occupancy rates for our Same Store Hotels for April, May and June 2020 were 3.7%, 6.6% and 14.6%, respectively, as compared to occupancy rates for April, May and June 2019 of 76.7%, 74.9% and 77.8%, respectively.

Hotel Revenues

For the three and six months ended June 30, 2020 as compared to the same periods in 2019, hotel revenues decreased by $145.8 million and $183.0 million, respectively. Our Same Store Hotel revenue decreased by $134.4 million and $158.9 million, respectively, primarily due to the impact of the COVID-19 pandemic on our hotel operations and revenue decreased by $21.4 million and $34.0 million as a result of dispositions or assets held for sale. These decreases were partially offset by an increase in revenue resulting from the hotels acquired in the Merger totaling $9.9 million for both the three and six months ended June 30, 2020. We have experienced cancellations of rooms and conferences, and expect that we will continue to do so until the spread of the virus, or the fear of its spread, subsides. In addition, government-imposed restrictions on travel and large gatherings have adversely affected the performance of our hotels.

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the three and months ended June 30, 2020 as compared to the same periods in 2019, aggregate hotel operating expenses decreased by $57.6 million and $74.8 million, respectively. Our Same Store Hotel expenses decreased by $77.5 million and $85.3 million, respectively, primarily due to the impact of the COVID-19 pandemic on our hotel operations and expenses decreased by $15.4 million and $24.8 million as a result of dispositions or assets held for sale. These decreases were partially offset by an increase in hotel operating expenses resulting from the hotels acquired in the Merger totaling $35.3 million for both the three and six months ended June 30, 2020.

Transaction Costs

For the three and six months ended June 30, 2020, as compared to the same periods in 2019, transactions costs increased by $16.0 million and $17.6 million, respectively, and represented legal, accounting, investor relations and other transaction costs related to the Merger and related transactions.

Corporate General and Administrative Expenses

For the three and six months ended June 30, 2020 as compared to the same periods in 2019, corporate general and administrative expenses increased by $2.3 million and $3.0 million, respectively, primarily as a result of the impact of the Merger.

Asset Management Fees to Affiliate and Other Expenses

For the three and six months ended June 30, 2020, as compared to the same periods in 2019, asset management fees to affiliates and other expenses decreased by $3.4 million and $3.7 million, respectively, primarily resulting from a decrease in asset management fees of $3.1 million and $3.3 million, respectively. Upon completion of the Merger on April 13, 2020 (Note 2), the Advisory Agreement was terminated and these fees ceased being incurred.

WLT 6/30/2020 10-Q – 38

Impairment Charges

Our impairment charges are more fully described in Note 5.

During the six months ended June 30, 2020, we recognized impairment charges totaling $120.2 million on six Consolidated Hotels in order to reduce the carrying value of the properties to their estimated fair values, resulting from the adverse effect of the COVID-19 pandemic on our hotel operations. No impairments were recognized during the three months ended June 30, 2020 or the three and six months ended June 30, 2019.

Loss on Sale of Real Estate

During the three and six months ended June 30, 2020, we recognized a loss on sale on real estate of $0.5 million from the sale of our 100% ownership interest in the Hutton Hotel Nashville to an unaffiliated third party for a contractual sales price of $70.0 million.

Bargain Purchase Gain

During the three and six months ended June 30, 2020, we recognized a bargain purchase gain of $78.7 million in connection with the Merger resulting from the estimated fair values of the assets acquired net of liabilities assumed exceeding the consideration paid. See Note 2 for additional disclosure regarding the Merger.

Interest Expense

For the three and six months ended June 30, 2020, as compared to the same periods in 2019, interest expense increased by $13.7 million and $11.7 million, respectively, primarily due to assuming the mortgage loans in the Merger.

Net Gain on Change in Control of Interests

In connection with the Merger, we acquired the remaining interests in the Marriott Sawgrass Golf Resort and Spa and the Ritz-Carlton Bacara, Santa Barbara, in which we already had joint interests, and which were accounted for under the equity method of accounting. Due to the change in control of these two jointly owned investments, we recorded a net gain on change in control of interests of $22.3 million, reflecting the difference between our carrying values and the preliminary estimated fair values of our previously held equity investments on April 13, 2020. Subsequent to the Merger, we own 100% of these hotels and consolidate our real estate interest in these hotels.

Equity in (Losses) Earnings of Equity Method Investments in Real Estate, Net

Equity in (losses) earnings of equity method investments in real estate, net represents (losses) earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 6). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. We recognized $17.8 million of other-than-temporary impairment charges on our equity method investments in real estate during the six months ended June 30, 2020. No such charges were recognized during the six months ended June 30, 2019.

WLT 6/30/2020 10-Q – 39

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2020	2019	2020	2019
Ritz-Carlton Philadelphia Venture (a)	$(3,842)	$424	$(6,901)	$(1,061)
Ritz-Carlton Bacara, Santa Barbara Venture (b) (c)	(512)	(346)	(20,967)	(2,323)
Marriott Sawgrass Golf Resort & Spa Venture (b)	(185)	648	(58)	3,140
Hyatt Centric French Quarter Venture (a)	(6)	675	(12)	1,104
Total equity in (losses) earnings of equity method investments in real estate, net	$(4,545)	$1,401	$(27,938)	$860
___________

(a)
The change in our share of equity in (losses) earnings for the three and six months ended June 30, 2020 as compared to the same periods in 2019 was primarily a result of the impact of the COVID-19 pandemic on our hotel operations.

(b)
Upon closing of the Merger on April 13, 2020, the Company owns 100% of this hotel and consolidates its real estate interest in this hotel therefore these amounts represent the equity in (losses) earnings for the respective periods prior to the Merger.

(c)
Includes an other-than-temporary impairment charge of $17.8 million recognized on this investment during the three months ended March 31, 2020 to reduce the carrying value of our equity investment in the venture to its estimated fair value.

Benefit from (Provision for) Income Taxes

For the three months ended June 30, 2020, we recognized a benefit from income taxes of $2.6 million compared to a provision for income taxes of $1.0 million for the three months ended June 30, 2019 and for the six months ended June 30, 2020, we recognized a benefit from income taxes of $6.0 million compared to a provision for income taxes of $1.1 million for the six months ended June 30, 2019. Benefit from income taxes during the three and six months ended June 30, 2020 included a $4.4 million and $8.0 million current tax benefit, respectively, resulting from carrying back certain net operating losses allowable under the CARES Act, partially offset by a deferred expense due to the establishment of a valuation allowance of $2.5 million during the three months ended June 30, 2020.

Loss (Income) Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2020	2019	2020	2019
Ritz-Carlton Fort Lauderdale Venture (a)	$1,208	$241	$1,453	$(372)
Sheraton Austin Hotel at the Capitol Venture (a)	397	(174)	446	(458)
Ritz-Carlton Key Biscayne Venture (a)	221	(556)	(933)	(2,308)
Hilton Garden Inn New Orleans French Quarter/CBD Venture	—	(60)	—	(90)
Operating Partnership — Noncontrolling interest (b)	1,168	—	1,168	—
Operating Partnership — Available Cash Distribution (c)	—	(469)	—	(2,368)
	$2,994	$(1,018)	$2,134	$(5,596)
___________

(a)
The change in loss (income) attributable to noncontrolling interest for the three and six months ended June 30, 2020 as compared to the same periods in 2019 were primarily the result of the impact of the COVID-19 pandemic on our hotel operations.

(b)	Reflects the OP Units proportionate share of net loss for the three and six months ended June 30, 2020.

(c)	In accordance with the Internalization Agreement and the Redemption, as further described in Note 2, Available Cash Distributions have ceased.

WLT 6/30/2020 10-Q – 40

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income or loss attributable to WLT stockholders, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2020 as compared to the same periods in 2019, MFFO decreased by $70.7 million and $84.0 million, respectively, primarily as a result of the impact that the COVID-19 pandemic had on hotel operations, as discussed above.

Liquidity and Capital Resources

Our primary cash uses over the next 12 months are expected to be payment of debt service, payment of preferred stock dividends, costs associated with the refinancing or restructuring of indebtedness and funding corporate and hotel level operations. Our primary capital sources to meet such uses are expected to be funds generated by hotel operations, proceeds from the July Capital Raise and any additional issuances of Series B Preferred Stock, and proceeds from additional asset sales.

Due to the COVID-19 pandemic and as a result of numerous government mandates, health official mandates and significantly reduced demand, as of the date of this Report, the Company has fully suspended operations at one of our 32 hotel properties and has limited operations at our remaining 31 hotel properties. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak.

In addition to raising capital in the July Capital Raise and through asset sales, we have taken various actions to help mitigate the effects of the COVID-19 pandemic on our operational results and to preserve our liquidity at both the operational and corporate level, including among others: reducing capital expenditures and reducing operating expenses, suspending distributions on and redemption of our common stock and temporarily suspending required contributions to the furniture, fixture and equipment replacement reserve at certain of our hotels.

We are actively working with our lenders on debt forbearance plans. We have sought relief from all of our lenders to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of the date of this Report, we have executed loan modifications on 22 of our 32 mortgage loans, aggregating $1.6 billion of indebtedness, under which interest and principal payments have been temporarily deferred and/or temporary covenant relief has been granted, generally for periods ranging from three months to four months. At June 30, 2020, we have effectively entered into cash management agreements with the lenders on 27 of our 32 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses. We have determined that we are likely to be unable to satisfy certain covenants in the future on most, if not all, of our mortgage loans depending on the length of the pandemic, and we may seek additional relief from our lenders. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels. We may also choose to turn over one or more hotels back to the related mortgage lender. Even if we are able to obtain payment or covenant relief, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections related to the mortgage loans.

We sold one hotel in the second quarter of 2020 — the Hutton Hotel Nashville. The contractual sales price was $70.0 million, and we received net proceeds of $26.8 million after the repayment of the related mortgage loan. The sales price reflects a discount compared to the property's pre-COVID-19 value. One additional hotel has been classified as held for sale as of June 30, 2020 as we anticipate the disposition will occur within the next 12 months. We may choose to market additional assets for sale and these may be at discounted valuations.

Sources and Uses of Cash During the Period

WLT 6/30/2020 10-Q – 41

Operating Activities — For the six months ended June 30, 2020, net cash used in operating activities was $54.1 million as compared to net cash provided by operating activities of $52.1 million for the six months ended June 30, 2019. This change in operating cash flows primarily reflects the impact of the COVID-19 pandemic on our hotel operations.

Investing Activities — During the six months ended June 30, 2020, net cash provided by investing activities was $160.3 million, primarily as a result of $109.5 million of cash acquired in the Merger and proceeds of $67.2 million from the sale of the Hutton Hotel Nashville, partially offset by funding of $14.4 million for capital expenditures at our Consolidated Hotels.

Financing Activities — Net cash used in financing activities for the six months ended June 30, 2020 was $59.2 million primarily as a result of scheduled payments of mortgage financing totaling $47.3 million and cash distributions paid to stockholders of $20.4 million, partially offset by the reinvestment of distributions in shares of our common stock through our DRIP totaling $10.6 million.

Distributions and Redemptions

In the first quarter of 2020, we paid out the common stock distributions that our board of directors declared in the fourth quarter of 2019 in an aggregate amount of $20.4 million. Of this aggregate cash distribution amount, $10.6 million was reinvested in shares of our common stock by stockholders through our DRIP. From Inception through June 30, 2020, we declared distributions to stockholders totaling $462.0 million, which were comprised of cash distributions of $194.8 million and distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP of $267.2 million.

On March 18, 2020, in light of the impact that the COVID-19 outbreak has had on our business, we announced that we were suspending future distributions on our common stock. We have also announced that redemptions would be suspended, with limited exceptions for special circumstances redemptions. Requests for special circumstances redemptions may continue to be submitted, however, all such requests (including requests received in the second quarter) will be deferred for consideration by our Board of Directors until after the announcement of our estimated NAV as of September 30, 2020. If any special circumstances redemptions are approved at that time, they will be effectuated at a redemption price equal to 95% of the NAV. Distributions and regular redemptions in respect of future periods will be evaluated by the board of directors based on circumstances and expectations existing at the time of consideration, and are also subject to the terms of the Series B Preferred Stock.

Among other terms of the Series B Preferred Stock, the Series B Preferred Stock generally prohibits the Company from paying distributions on common stock or redeeming common stock unless the Company has first paid all accrued dividends (and dividends therein) on the Series B Preferred Stock are paid in cash for all past dividend periods and the dividend for the current dividend period is also paid in cash. There are certain exceptions for the payment dividends on common stock required for the Company to maintain its REIT qualification, special circumstances redemptions of common stock and redemptions of common stock that are funded with proceeds from issuances of common stock under the Company's DRIP.

During the six months ended June 30, 2020, we redeemed 70,015 shares of our common stock pursuant to our redemption plan (which were adjusted to 63,755 shares of Class A common stock to reflect the equity structure of the legal acquirer, CWI 2, by applying the exchange ratio of .9106), comprised of 29 redemption requests at an average share price of $10.04. We fulfilled all of the valid redemption requests that we received during the three months ended March 31, 2020 and funded these share redemptions from distributions that were reinvested by stockholders in our common stock pursuant to our DRIP.

WLT 6/30/2020 10-Q – 42

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	June 30, 2020	December 31, 2019
Carrying Value
Fixed rate (a)	$1,285,681	$884,849
Variable rate (a):
Amount subject to interest rate caps	697,341	306,918
Amount subject to interest rate swap	172,721	—
Amount subject to floating interest rate	14,140	14,300
	884,202	321,218
	$2,169,883	$1,206,067
Percent of Total Debt
Fixed rate	59%	73%
Variable rate	41%	27%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.4%
Variable rate (b)	3.6%	5.0%
_________

(a)
Aggregate debt balance includes unamortized debt discount of $62.5 million and $0 as of June 30, 2020 and December 31, 2019, respectively, and unamortized deferred financing costs totaling $4.6 million and $6.0 million as of June 30, 2020 and December 31, 2019, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At June 30, 2020, we have effectively entered into cash management agreements with the lenders on 27 of our 32 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. We are actively working with our lenders on debt forbearance plans. We have sought relief from all of our lenders to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. See Note 1 for further discussion.

Cash Resources

At June 30, 2020, our cash resources consisted of cash and cash equivalents totaling $101.1 million, of which $21.5 million was designated as hotel operating cash and was held at our hotel operating properties.

Cash Requirements

Our primary cash uses through June 30, 2021 are expected to be payment of debt service, payment of preferred stock dividends, costs associated with the refinancing or restructuring of indebtedness and funding corporate and hotel level operations. Our primary capital sources to meet such uses are expected to be funds generated by hotel operations, proceeds from the July Capital Raise and any additional issuances of Series B Preferred Stock, and proceeds from additional asset sales. We expect to satisfy certain debt maturities during this period by turning the properties back to the lenders.

WLT 6/30/2020 10-Q – 43

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

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. At June 30, 2020 and December 31, 2019, $52.7 million and $34.6 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and anticipate using a portion of the available restricted cash reserves to cover operating costs at our properties.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at June 30, 2020, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,237,041	$486,357	$1,620,842	$129,842	$—
Interest on borrowings (b)	168,114	83,854	81,634	2,626	—
Operating lease commitments (c)	924,628	6,103	12,070	11,315	895,140
Contractual capital commitments (d)	27,413	3,387	22,806	1,220	—
Annual distribution and shareholder servicing fee (e)	2,971	2,971	—	—	—
	$3,360,167	$582,672	$1,737,352	$145,003	$895,140
___________

(a)	Excludes unamortized debt discount totaling $62.5 million and unamortized deferred financing costs totaling $4.6 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.

(c)
At June 30, 2020, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have contractual rent increases throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

(d)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels, which does not reflect any renovation work to be undertaken as a result of Hurricane Irma.

(e)	Represents the estimated liability for the present value of the future distribution and shareholder servicing fees in connection with our Class T common stock.

WLT 6/30/2020 10-Q – 44

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

WLT 6/30/2020 10-Q – 45

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

Our MFFO calculation complies with the Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income or loss. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income or loss in determining cash flow from operating activities. We account for certain of our equity investments using the HLBV model which is based on distributable cash as defined in the operating agreement.

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

WLT 6/30/2020 10-Q – 46

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

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to WLT stockholders	$(15,894)	$299	$(185,899)	$(14,065)
Adjustments:
Depreciation and amortization of real property	31,969	19,867	50,826	38,989
Net gain on change in control of interests	(22,250)	—	(22,250)	—
Loss on sale of real estate	489	—	489	—
Impairment charges	—	—	120,220	—
Proportionate share of adjustments for partially-owned entities — FFO adjustments (a)	11,626	828	32,664	780
Total adjustments	21,834	20,695	181,949	39,769
FFO attributable to WLT stockholders (as defined by NAREIT)	5,940	20,994	(3,950)	25,704
Adjustments:
Bargain purchase gain	(78,696)	—	(78,696)	—
Transaction costs (b)	16,539	—	18,349	—
Amortization of debt discount	6,966	—	6,966	—
Straight-line and other rent adjustments	1,353	1,962	3,288	4,300
Gain on hurricane-related property damage (b)	—	(232)	—	—
Net loss on extinguishment of debt	—	136	—	136
Proportionate share of adjustments for partially owned entities — MFFO adjustments	431	406	704	504
Total adjustments	(53,407)	2,272	(49,389)	4,940
MFFO attributable to WLT stockholders	$(47,467)	$23,266	$(53,339)	$30,644
___________

(a)
This adjustment includes an other-than-temporary impairment charge of $17.8 million recognized on our equity investment in the Ritz-Carlton Bacara, Santa Barbara Venture during the three months ended March 31, 2020 (Note 8).

WLT 6/30/2020 10-Q – 47

(b)
We have excluded these costs because of their non-recurring nature. By excluding such costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Transaction costs for the three and six months ended June 30, 2020 are costs incurred in connection with the Merger and related transactions and included legal, accounting, investor relations and other transaction costs.

WLT 6/30/2020 10-Q – 48

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. See Note 9 for additional information on our interest rate swaps and caps.

At June 30, 2020, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, with the exception of one mortgage loan with an outstanding balance of $14.1 million. Our debt obligations are more fully described in Note 10 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at June 30, 2020 and excludes deferred financing costs (in thousands):

	2020 (Remainder)	2021	2022	2023	2024	Total	Fair Value
Fixed-rate debt	$9,891	$417,284	$638,280	$206,835	$50,253	$1,322,543	$1,246,418
Variable-rate debt	$208,026	$357,250	$257,672	$91,550	$—	$914,498	$878,340

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at June 30, 2020 by an aggregate increase of $33.6 million or an aggregate decrease of $34.4 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at June 30, 2020 would increase or decrease by $7.0 million for each respective 1.0% change in annual interest rates.

WLT 6/30/2020 10-Q – 49

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2020 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WLT 6/30/2020 10-Q – 50

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

The full extent of the effects of the COVID-19 pandemic on the Company's business for the foreseeable future cannot be predicted with certainty. As of the date of this Report, we still have fully suspended operations at one of our 32 hotels and the majority of our remaining hotels are operating at significantly reduced levels of occupancy, staffing and expenses. The Company has incurred and will continue to incur significant costs related to the reductions in service at the hotels, primarily as a result of employee terminations or furlough arrangements.

As discussed further below, we have substantial indebtedness. A number of the Company’s hotels have entered into cash management arrangements with the lenders on the related mortgage loan agreements and we expect more to do so in the coming months, absent relief from lenders or government intervention. We have sought relief from all of our lenders to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. In addition, approximately $721.1 million of indebtedness is scheduled to mature during the 12 months after the date of this Report. This indebtedness is non-recourse mortgage indebtedness. If the Company's lenders do not provide covenant relief or if the Company is unable to repay, refinance or extend any such indebtedness, the lenders may declare events of default and seek to foreclose on the underlying hotels. We may also seek to give properties back to the lenders.

The Company's operations for the foreseeable future will continue to be significantly impacted by the pandemic. Even when all of our hotels are able to reopen, we expect demand for our hotels to recover slowly and over time until the spread of the virus, resurgences of the virus, the fear of its spread and resurgence and government-imposed quarantines and restrictions on travel and large gatherings subside. In addition, resurgences of the COVID-19 virus in certain areas where our hotels are located may cause us to have to suspend operations at hotels that have remained open or reopened until the resurgence subsides. The Company has already incurred and may incur additional or continuing cost to reconfigure the layout of its properties, add cleaning services and systems and take other steps to seek to address customer concerns, which could require the Company to incur expenditures which may be material.

These and other effects of the COVID-19 pandemic are materially and adversely affecting our current business, results of operations, financial condition, cash flows, ability to meet financial covenants under financing arrangements, ability to pay dividends, and asset valuations, and they are expected to continue to do so for the foreseeable future. The severity of the impact will depend on the duration of these conditions. We will continue to assess the financial impacts of the COVID-19 outbreak to our business, which currently is highly uncertain. The disruption to the global economy and to our business caused by the COVID-19 pandemic has led, and may continue to lead, to triggering events that may indicate that the carrying value of certain assets, including investments in real estate, equity investments in real estate, and intangibles, may not be recoverable, resulting in impairment charges. These conditions could also magnify the adverse effects of the other risks described in the Company's joint proxy statement/prospectus filed with the Securities and Exchange Commissions on January 13, 2020, as supplemented from time to time, and in Item 1A. Risk Factors in the Company’s 2019 Annual Report.

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

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. As discussed above in “Liquidity and Capital Resources,” as of the date of this Report, we have executed loan modifications on 22 of our 32 mortgage loans, aggregating $1.6 billion of indebtedness, under which interest and principal payments have been temporarily deferred and/or temporary

WLT 6/30/2020 10-Q – 51

covenant relief has been granted. At June 30, 2020, we have effectively entered into cash management agreements with the lenders on 27 of our 32 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement.

We have determined that we are likely to be unable to satisfy certain covenants in the future on most, if not all, of our mortgage loans depending on the length of the pandemic and we may seek additional relief from our lenders; however, there is no assurance that we will obtain such further relief, and even if we do, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections related to the mortgage loans.

Of the aggregate $2.2 billion of indebtedness outstanding at June 30, 2020, approximately $721.1 million is scheduled to mature during the 12 months after the date of this Report.

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

The financial condition and results of operations of the Company will depend on access to cash flow from operations, our ability to refinance maturing indebtedness and possibly, additional equity capital and asset sales, all of which are subject to the performance of our hotel portfolio as well as general market and economic conditions and other factors, many of which are beyond the Company's control.

The ability of the Company to execute its near and longer-term business strategy depends on access to an appropriate blend of cash flow from our hotel operations, its ability to refinance upcoming debt maturities, and potentially additional equity financing, joint venture financing and asset sales, the availability of which will be affected by the performance of our hotel portfolio as well as general market and economic conditions and other factors, many of which are beyond our control. The COVID-19 outbreak has resulted in severe volatility and disruption in the financial markets. There can also be no guarantee that financing will be available in sufficient amounts, on favorable terms or at all, to enable the Company to refinance upcoming debt maturities. While the Company may require the purchaser of its Series B Preferred Stock in the July Capital Raise to purchase additional shares of Series B Preferred Stock to fund working capital needs, the Company must satisfy certain customary closing conditions at the times of such additional purchases, and there is no assurance that the Company may be able to do so. If we are unable to repay, refinance or extend maturing mortgage loans, the lenders may declare events of default and seek to foreclose on the underlying hotels. Any such consequences could negatively affect our results of operations, financial condition, cash flows, ability to pay dividends, and asset valuations.

In light of the impact that the COVID-19 outbreak has had on the Company's business, the Company has suspended distributions and redemptions, subject to limited exceptions, and there is no assurance as to when the Company will commence paying distributions or accepting redemptions. In addition, the terms of the Series B Preferred Stock restricts the Company’s ability to pay distributions on, and to effectuate redemptions of, its common stock.

On March 18, 2020, in light of the impact that the COVID-19 outbreak has had on our business, we announced that we were suspending future distributions on our common stock. We have also announced that redemptions would be suspended, with limited exceptions for special circumstances redemptions. Requests for special circumstances redemptions may continue to be submitted, however, all such requests (including requests received in the second quarter) will be deferred for consideration by our Board of Directors until after the announcement of our estimated NAV as of September 30, 2020. If any special circumstances redemptions are approved at that time, they will be effectuated at a redemption price equal to 95% of the NAV. Distributions and regular redemptions in respect of future periods will be evaluated by the board of directors based on circumstances and expectations existing at the time of consideration, and are also subject to the terms of the Series B Preferred Stock.

Among other terms of the Series B Preferred Stock, the Series B Preferred Stock generally prohibits the Company from paying distributions on common stock or redeeming common stock unless the Company has first paid all accrued dividends (and dividends therein) on the Series B Preferred Stock are paid in cash for all past dividend periods and the dividend for the current dividend period is also paid in cash. There are certain exceptions for the payment dividends on common stock required for the Company to maintain its REIT qualification, special circumstances redemptions of common stock and redemptions of common stock that are funded with proceeds from issuances of common stock under the Company's DRIP.

WLT 6/30/2020 10-Q – 52

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2020, we issued 42,044 shares of common stock to our former Advisor as consideration for asset management fees (which were adjusted to 38,285 shares of Class A common stock to reflect the equity structure of the legal acquirer, CWI 2, by applying the exchange ratio of 0.9106). These shares were issued at CWI 1’s most recently published NAV of $10.39 per share. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q, annual reports on Form 10-K or the consolidated financial statements of CWI 1 as of and for the three months ended March 31, 2020 and as of and for the year ended December 31, 2019 included as Exhibit 99.1 and Exhibit 99.2, respectively, of Form 8-K/A filed by WLT on June 29, 2020.
.

WLT 6/30/2020 10-Q – 53

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1	Letter agreement, dated March 27, 2020, by and among Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Apex Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on March 31, 2020

2.2	Letter agreement, dated April 13, 2020, by and between Carey Watermark Investors 2 Incorporated and Michael G. Medzigian	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on April 13, 2020

3.1	Articles of Amendment of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on April 13, 2020

3.2	Articles of Amendment of Watermark Lodging Trust Incorporated	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on April 13, 2020

3.3	Articles Supplementary of 12% Series B Cumulative Redeemable Preferred Stock of Watermark Lodging Trust, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on July 24, 2020

4.1	Warrant Certificate, dated July 24, 2020, of Watermark Lodging Trust, Inc.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 24, 2020

10.1	Securities Purchase Agreement, dated July 21, 2020, by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP, ACP Watermark Investment LLC and certain other parties thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 24, 2020

10.2	Investor Rights Agreement, dated July 24, 2020, by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP and ACP Watermark Investment LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on July 24, 2020

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

WLT 6/30/2020 10-Q – 54

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watermark Lodging Trust, Inc.
Date:	August 14, 2020
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	August 14, 2020
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

WLT 6/30/2020 10-Q – 55

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1	Letter agreement, dated March 27, 2020, by and among Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Apex Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on March 31, 2020

2.2	Letter agreement, dated April 13, 2020, by and between Carey Watermark Investors 2 Incorporated and Michael G. Medzigian	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on April 13, 2020

3.1	Articles of Amendment of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on April 13, 2020

3.2	Articles of Amendment of Watermark Lodging Trust Incorporated	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on April 13, 2020

3.3	Articles Supplementary of 12% Series B Cumulative Redeemable Preferred Stock of Watermark Lodging Trust, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on July 24, 2020

4.1	Warrant Certificate, dated July 24, 2020, of Watermark Lodging Trust, Inc.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 24, 2020

10.1	Securities Purchase Agreement, dated July 21, 2020, by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP, ACP Watermark Investment LLC and certain other parties thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 24, 2020

10.2	Investor Rights Agreement, dated July 24, 2020, by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP and ACP Watermark Investment LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on July 24, 2020

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

WLT 6/30/2020 10-Q – 56