Form 10-Q
period 2020-09-30
Watermark Lodging Trust, Inc.
filed 2020-11-12
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Registrant has 167,573,091 shares of Class A common stock, $0.001 par value, and 61,175,258 shares of Class T common stock, $0.001 par value, outstanding at November 4, 2020.

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

WLT 9/30/2020 10-Q – 1

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

As used throughout this document, the terms "WLT," the "Company," "we," "our" and "us" mean:

•WLT beginning April 13, 2020, following the closing of the Merger; and;
•CWI 1 on a standalone basis for all periods prior to the closing of the Merger on April 13, 2020.

The term “CWI 2” refers to CWI 2 on a standalone basis for all periods prior to the closing of the Merger.

Accordingly, comparisons of the period to period financial information of WLT as set forth herein with those of CWI 1 and CWI 2 may not be meaningful.

WLT 9/30/2020 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

WATERMARK LODGING TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Investments in real estate:
Hotels, at cost	$3,316,842	$2,008,496
Accumulated depreciation	(332,042)	(298,949)
Net investments in hotels	2,984,800	1,709,547
Equity investments in real estate	19,798	100,297
Operating lease right-of-use assets	41,935	45,727
Cash and cash equivalents	246,690	70,605
Intangible assets, net	73,067	64,786
Restricted cash	74,846	54,699
Accounts receivable, net	46,460	23,753
Other assets	29,673	25,277
Total assets	$3,517,269	$2,094,691
Liabilities
Non-recourse debt, net	$2,161,694	$1,206,067
Mandatorily redeemable preferred stock	211,304	—
Accounts payable, accrued expenses and other liabilities	190,013	94,849
Operating lease liabilities	74,534	71,733
Due to related parties and affiliates	352	3,806
Distributions payable	—	20,357
Total liabilities	2,637,897	1,396,812
Commitments and contingencies (Note 11)
Equity
Class A common stock, $0.001 par value; 320,000,000 shares authorized;167,573,091 and 130,083,865 shares, respectively, issued and outstanding	168	130
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 61,175,258 and 0 shares, respectively, issued and outstanding	61	—
Additional paid-in capital	1,656,108	1,209,691
Distributions and accumulated losses	(827,669)	(562,747)
Accumulated other comprehensive loss	(815)	(172)
Total stockholders’ equity	827,853	646,902
Noncontrolling interests	51,519	50,977
Total equity	879,372	697,879
Total liabilities and equity	$3,517,269	$2,094,691

See Notes to Consolidated Financial Statements.
WLT 9/30/2020 10-Q – 3

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Hotel Revenues
Rooms	$47,147	$95,825	$128,291	$298,126
Food and beverage	14,847	38,481	52,651	127,126
Other operating revenue	11,248	13,997	27,059	40,483
Business interruption income	426	2,815	942	3,627
Total Hotel Revenues	73,668	151,118	208,943	469,362
Expenses
Rooms	12,321	21,616	37,358	66,227
Food and beverage	14,059	27,696	46,484	86,866
Other hotel operating expenses	3,646	7,213	10,829	21,366
Property taxes, insurance, rent and other	22,913	17,052	58,952	55,539
General and administrative	15,091	13,859	34,463	41,624
Sales and marketing	6,384	14,492	21,955	43,672
Repairs and maintenance	5,496	4,920	14,009	15,013
Utilities	5,381	4,124	11,598	11,510
Management fees	1,636	3,484	4,810	12,971
Depreciation and amortization	31,920	19,102	82,629	57,845
Total Hotel Operating Expenses	118,847	133,558	323,087	412,633
Corporate general and administrative expenses	6,715	3,052	15,900	9,211
Gain on hurricane-related property damage	(1,030)	(880)	(1,030)	(880)
Transaction costs	27	728	18,376	1,483
Asset management fees to affiliate	—	3,547	3,795	10,673
Impairment charges	—	—	120,220	—
Total Expenses	124,559	140,005	480,348	433,120
Operating (Loss) Income before net gain on sale of real estate	(50,891)	11,113	(271,405)	36,242
Net gain on sale of real estate	3,227	5,881	2,738	5,881
Operating (Loss) Income	(47,664)	16,994	(268,667)	42,123
Interest expense	(38,719)	(17,219)	(83,449)	(50,205)
Equity in (losses) earnings of equity method investments in real estate, net	(3,201)	(759)	(31,139)	101
Other (expense) and income	(55)	438	2	205
Bargain purchase gain	—	—	78,696	—
Net gain on change in control of interests	—	—	22,250	—
Net loss on extinguishment of debt	—	—	—	(136)
Loss before income taxes	(89,639)	(546)	(282,307)	(7,912)
Benefit from (provision for) income taxes	1,549	(1,030)	7,525	(2,133)
Net loss	(88,090)	(1,576)	(274,782)	(10,045)
Loss (income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $0, $2,537, $0 and $4,905, respectively)	6,714	(878)	8,848	(6,474)
Net Loss Attributable to the Company	(81,376)	(2,454)	(265,934)	(16,519)
Preferred dividends	(401)	—	(1,742)	—
Net Loss Attributable to Stockholders	$(81,777)	$(2,454)	$(267,676)	$(16,519)

Class A Common Stock
Net loss attributable to Stockholders	$(59,880)	$(2,454)	$(214,394)	$(16,519)
Basic and diluted weighted-average shares outstanding	167,571,806	129,261,612	153,838,492	128,697,027
Basic and diluted loss per share	$(0.35)	$(0.02)	$(1.38)	$(0.13)

Class T Common Stock
Net loss attributable to Stockholders	$(21,897)	$—	$(53,282)	$—
Basic and diluted weighted-average shares outstanding	61,175,258	—	38,178,719	—
Basic and diluted loss per share	$(0.35)	$—	$(1.38)	$—
See Notes to Consolidated Financial Statements.
WLT 9/30/2020 10-Q – 4

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Loss	$(88,090)	$(1,576)	$(274,782)	$(10,045)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	114	160	(625)	28
Comprehensive Loss	(87,976)	(1,416)	(275,407)	(10,017)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	6,714	(878)	8,848	(6,474)
Unrealized gain on derivative instruments	(1)	(6)	(18)	(8)
Comprehensive loss (income) attributable to noncontrolling interests	6,713	(884)	8,830	(6,482)
Comprehensive Loss Attributable to Stockholders	$(81,263)	$(2,300)	$(266,577)	$(16,499)

See Notes to Consolidated Financial Statements.

WLT 9/30/2020 10-Q – 5

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at July 1, 2020	167,565,204	$168	61,175,258	$61	$1,655,626	$(748,646)	$(928)	$906,281	$27,395	$933,676
Net loss						(81,376)		(81,376)	(6,714)	(88,090)
Shares issued under share incentive plans	—	—			392			392		392
Stock-based compensation to directors	7,887	—			90			90		90
Contributions from noncontrolling interests								—	480	480
Issuance of warrants								—	30,357	30,357
Fair value adjustment on reclassification of Series A Preferred Stock						2,754		2,754		2,754
Preferred dividends						(401)		(401)		(401)
Other comprehensive income							113	113	1	114
Balance at September 30, 2020	167,573,091	$168	61,175,258	$61	$1,656,108	$(827,669)	$(815)	$827,853	$51,519	$879,372

Balance at July 1, 2019	128,431,059	$129	—	$—	$1,190,123	$(525,386)	$(420)	$664,446	$54,688	$719,134
Net (loss) income						(2,454)		(2,454)	878	(1,576)
Shares issued, net of offering costs	936,537	1	—	—	10,684			10,685		10,685
Shares issued to affiliates	312,263	—	—	—	3,562			3,562		3,562
Distributions to noncontrolling interests								—	(3,774)	(3,774)
Shares issued under share incentive plans	—	—	—	—	134			134		134
Distributions declared $0.1298 and $0.0000 per share to Class A and Class T, respectively)						(20,171)		(20,171)		(20,171)
Other comprehensive income							154	154	6	160
Repurchase of shares	(785,672)	(1)			(8,541)			(8,542)		(8,542)
Balance at September 30, 2019	128,894,187	$129	—	$—	$1,195,962	$(548,011)	$(266)	$647,814	$51,798	$699,612

WLT 9/30/2020 10-Q – 6

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	130,083,865	$130	—	$—	$1,209,691	$(562,747)	$(172)	$646,902	$50,977	$697,879
Net loss						(265,934)		(265,934)	(8,848)	(274,782)
Shares issued to affiliates	417,261	—			4,761			4,761		4,761
Redemption of special general partnership interest	2,840,549	3			(65,464)			(65,461)	12,861	(52,600)
Merger consideration	94,480,247	95			496,485			496,580	(34,571)	462,009
Merger recapitalization	(61,175,258)	(61)	61,175,258	61				—		—
Shares issued, net of offering costs	925,762	1			10,514			10,515		10,515
Shares issued under share incentive plans	56,533	—			734			734		734
Stock-based compensation to directors	7,887	—			90			90		90
Contributions from noncontrolling interests								—	725	725
Issuance of warrants								—	30,357	30,357
Fair value adjustment on reclassification of Series A Preferred Stock						2,754		2,754		2,754
Preferred dividends						(1,742)		(1,742)		(1,742)
Other comprehensive (loss) income							(643)	(643)	18	(625)
Repurchase of shares	(63,755)	—			(703)			(703)		(703)
Balance at September 30, 2020	167,573,091	$168	61,175,258	$61	$1,656,108	$(827,669)	$(815)	$827,853	$51,519	$879,372

Balance at January 1, 2019	127,144,688	$127	—	$—	$1,174,900	$(471,130)	$(286)	$703,611	$53,771	$757,382
Net (loss) income						(16,519)		(16,519)	6,474	(10,045)
Shares issued, net of offering costs	2,831,306	3	—	—	32,299	—		32,302		32,302
Shares issued to affiliates	934,582	1	—	—	10,669	—		10,670		10,670
Contributions from noncontrolling interests								—	175	175
Distributions to noncontrolling interests								—	(8,630)	(8,630)
Shares issued under share incentive plans	22,742	—	—	—	226	—		226		226
Stock-based compensation to directors	18,400	—	—	—	210			210		210
Distributions declared ($0.3893 and $0.0000 per share to Class A and Class T, respectively)						(60,362)		(60,362)		(60,362)
Other comprehensive income							20	20	8	28
Repurchase of shares	(2,057,531)	(2)	—	—	(22,342)			(22,344)		(22,344)
Balance at September 30, 2019	128,894,187	$129	—	$—	$1,195,962	$(548,011)	$(266)	$647,814	$51,798	$699,612

See Notes to Consolidated Financial Statements.
WLT 9/30/2020 10-Q – 7

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows — Operating Activities
Net loss	$(274,782)	$(10,045)
Adjustments to net loss:
Impairment charges	120,220	—
Depreciation and amortization	82,629	57,845
Bargain purchase gain	(78,696)	—
Equity in losses (earnings) of equity method investments in real estate, net	31,139	(101)
Net gain on change in control of interests	(22,250)	—
Amortization of fair value adjustments, deferred financing costs and other	18,763	2,507
Asset management fees to affiliates settled in shares	3,656	10,673
Gain on sale of real estate	(2,738)	(5,881)
Amortization of stock-based compensation expense	1,113	560
Gain on hurricane-related property damage	(1,030)	(880)
Business interruption income	(942)	(3,627)
Net loss on extinguishment of debt	—	136
Net changes in other assets and liabilities	24,206	12,341
Net decrease in operating lease right-of-use assets	3,635	4,978
Decrease in due to related parties and affiliates	(3,032)	(3,393)
Insurance proceeds for remediation work due to hurricane damage	1,763	2,773
Net increase in operating lease liabilities	966	1,142
Business interruption insurance proceeds	942	3,627
Receipt of key money and other deferred incentive payments	565	500
Distributions of earnings from equity method investments	—	2,888
Funding of hurricane-related remediation work	—	(3)
Net Cash (Used in) Provided by Operating Activities	(93,873)	76,040

Cash Flows — Investing Activities
Cash and restricted cash acquired in Merger	109,475	—
Proceeds from sale of real estate investments	89,398	77,447
Capital expenditures	(16,983)	(29,991)
Capital contributions to equity investments in real estate	(3,063)	(3,429)
Payment of Watermark commitment fee	(1,151)	—
Hurricane-related property insurance proceeds	337	11,661
Repayments of loan receivable	58	167
Distributions from equity investments in excess of cumulative equity income	—	6,421
Net Cash Provided by Investing Activities	178,071	62,276

Cash Flows — Financing Activities
Proceeds from issuance of mandatorily redeemable preferred stock and warrants	200,000	—
Payments and prepayments of mortgage principal	(65,119)	(136,563)
Distributions paid	(20,357)	(60,089)
Deferred financing costs	(11,311)	(2,323)
Net proceeds from issuance of shares	10,553	32,301
Payment of distribution and shareholder servicing fee	(2,307)	—
Proceeds from mortgage financing	875	85,430
Repurchase of shares	(703)	(22,312)
Other financing activities, net	403	(349)
Repayment of WPC Credit Facility	—	(11,637)
Distributions to noncontrolling interests	—	(8,630)
Proceeds from WPC Credit Facility	—	5,000
Net Cash Provided by (Used in) Financing Activities	112,034	(119,172)

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net increase in cash and cash equivalents and restricted cash	196,232	19,144
Cash and cash equivalents and restricted cash, beginning of period	125,304	121,130
Cash and cash equivalents and restricted cash, end of period	$321,536	$140,274

See Notes to Consolidated Financial Statements.
WLT 9/30/2020 10-Q – 8

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

Substantially all of our assets and liabilities are held by, and all of our operations are conducted through CWI 2 OP, LP (the “Operating Partnership”) and we are a general partner and a limited partner of, and own a 99.0% capital interest in, the Operating Partnership, as of September 30, 2020. Watermark Capital Partners, LLC (“Watermark Capital”), which is 100% owned by Mr. Michael G. Medzigian, our Chief Executive Officer, held the remaining 1.0% in the Operating Partnership as of September 30, 2020.

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

We held ownership interests in 31 hotels at September 30, 2020, including 29 hotels that we consolidated (“Consolidated Hotels”) and two hotels that we recorded as equity investments (“Unconsolidated Hotels”).

July Capital Raise

On July 21, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with ACP Watermark Investment LLC (the “Purchaser”) and, solely with respect to a guaranty, certain other parties thereto. Pursuant to the Purchase Agreement, the Company, in a private placement made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, agreed to issue and sell to the Purchaser 200,000 shares of 12% Series B Cumulative Redeemable Preferred Stock, liquidation preference $1,000.00 per share (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 16,778,446 units of limited partnership interest of the Operating Partnership (“OP Units”) (“Warrant Units”), for an aggregate purchase price of $200.0 million (the “July Capital Raise”). See Note 14 for additional information on the Series B Preferred Stock and Warrants.

The Purchaser has also committed to provide, upon satisfaction of certain conditions, up to an additional $250.0 million to purchase additional shares of the Series B Preferred Stock during the 18 months following the consummation of the July Capital Raise, of which $150.0 million is allocated to working capital needs and other general corporate purposes and $100.0 million is allocated to approved acquisitions. The July Capital Raise closed on July 24, 2020. Among other terms of the Series B Preferred Stock, the Series B Preferred Stock generally prohibits the Company from paying distributions on common stock or redeeming common stock unless the Company has first paid all accrued dividends (and dividends thereon) on the Series B Preferred Stock in cash for all past dividend periods and the current dividend period. There are certain exceptions for the payment of dividends on common stock required for the Company to maintain its REIT qualification, special circumstances redemptions of common stock and redemptions of common stock that are funded with proceeds from issuances of common stock under the Company's distribution reinvestment plan. Additionally, the Company appointed two designees of the Purchaser as members of the Board of Directors at the closing of the July Capital Raise.

COVID-19, Management’s Plans and Liquidity

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows and will continue to do so for the reasonably foreseeable future. As of November 12, 2020, 30 of our hotels are open but the majority are operating at significantly reduced levels of occupancy, staffing and expenses, and operations at our remaining one hotel are fully suspended. While we have seen improving demand at some of our properties as certain states and cities across the United States have

WLT 9/30/2020 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
loosened stay-at-home restrictions, we expect the recovery to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. In addition, resurgences of the COVID-19 virus in certain areas where our hotels are located may cause us to have to suspend operations at hotels that have remained open or reopened until the resurgence subsides. Given the uncertainty as to the ultimate severity and duration of the COVID‑19 outbreak and its effects, and the potential for its recurrence, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

We have taken actions to help mitigate the effects of the COVID-19 pandemic on our operating results and to preserve our liquidity at both the operating level and corporate level, including:

•Completing the July Capital Raise transaction, as discussed above;
•Significantly reducing hotel operating costs: in March, April and May 2020, we suspended all operations at 16 hotels and significantly reduced operations at the remaining hotels, primarily by reducing staffing, furloughing employees, eliminating non-essential amenities and services and closing several floors and food and beverage outlets. One of these hotels reopened in May, seven hotels reopened in June, five hotels reopened in July and two hotels reopened in August;
•Working with our lenders on debt forbearance plans, as discussed below;
•Suspending distributions on, and redemptions of, our common stock, subject to limited exceptions;
•Actively pursuing certain asset sales;
•Significantly reducing our planned renovation activity by either canceling or deferring this activity to future periods, other than completing projects that are near completion;
•Using a portion of our furniture, fixtures and equipment reserve accounts for expenses at our properties, as well as temporarily suspending required contributions to the furniture, fixture and equipment replacement reserves at certain of our hotels, to the extent permitted by our lenders; and
•Reducing the cash compensation payable to our senior management and the Board of Directors.

At September 30, 2020, we had cash and cash equivalents of $246.7 million. Additionally, under the terms of our agreements with the investors in the July Capital Raise, we have the option to require such investors to purchase up to $150.0 million aggregate liquidation preference of additional shares of Series B Preferred Stock during the 18 months after the closing of the July Capital Raise for additional working capital needs, including the repayment, refinancing or restructuring of indebtedness, subject to our satisfaction of customary conditions. We had total indebtedness of $2.2 billion outstanding at September 30, 2020, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $6.6 million for items such as taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. Of the $2.2 billion of indebtedness outstanding at September 30, 2020, approximately $862.1 million is scheduled to mature during the 12 months after the date of this Report. We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of November 12, 2020, we have either executed loan modifications or refinanced 25 of our 31 mortgage loans, aggregating $1.9 billion of indebtedness, under which interest and principal payments have been temporarily deferred and/or temporary covenant relief has been granted, generally for periods ranging from three months to four months. At September 30, 2020, we have effectively entered into cash management agreements with the lenders on 28 of our 31 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses. We have determined that we are likely to be unable to satisfy certain covenants in the future on most, if not all, of our mortgage loans depending on the length of the pandemic, and we may seek additional relief from our lenders. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels. We may also choose to turn over one or more hotels back to the related mortgage lender. Even if we are able to obtain payment or covenant relief, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections related to the mortgage loans.

During the nine months ended September 30, 2020, we sold two hotels with an aggregate contractual sales price of $93.0 million, and we received net aggregate proceeds of $34.8 million after the repayment of the related mortgage loans. We recognized a net gain of $2.7 million on the sale of these hotels. We may choose to market additional assets for sale.

WLT 9/30/2020 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
Our primary cash uses through September 30, 2021 are expected to be payment of debt service, payment of preferred stock dividends, costs associated with the refinancing or restructuring of indebtedness and funding corporate and hotel level operations. Our primary capital sources to meet such uses are expected to be funds generated by hotel operations, proceeds from the July Capital Raise, any additional issuances of Series B Preferred Stock and proceeds from additional asset sales.

We cannot predict with reasonable certainty when our hotels will return to normalized levels of operations after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases in the future.  Therefore, as a consequence of these unprecedented trends resulting from the impact of the pandemic, we are unable to estimate future financial performance with reasonable certainty.

DRIP

From inception through September 30, 2020, $267.2 million of distributions were reinvested in our common stock through our distribution reinvestment plan (“DRIP”).

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

In accordance with the Internalization Agreement, CWI OP, LP and the Operating Partnership redeemed the special general partnership interests held by Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC in CWI OP, LP and the Operating Partnership, respectively (the “Redemption”). As consideration for the Redemption and the other transactions contemplated by the Internalization Agreement, WLT or the Operating Partnership (as applicable) issued equity consisting of (x) 2,840,549 shares of CWI 2 Class A common stock, to affiliates of WPC, (y) 1,300,000 shares of WLT Series A preferred stock, $0.001 par value per share, to affiliates of WPC, with a liquidation preference of $50.00 per share ($65,000,000 in the aggregate) (Note 14), and (z) 2,417,996 limited partnership units in the Operating Partnership, to affiliates of Watermark Capital. Following the Redemption, Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC have no further liability or obligation pursuant to the limited partnership agreements of CWI OP, LP or the Operating Partnership, respectively.

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

The Merger was accounted for as a business combination in accordance with current authoritative accounting guidance. CWI 1 was the accounting acquirer in the Merger as (i) CWI 1’s pre-merger stockholders had a majority of the voting power in the Company after the Merger and (ii) CWI 1 was significantly larger than CWI 2 when considering assets and revenues. As CWI 1
WLT 9/30/2020 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
was the accounting acquirer while CWI 2 was the legal acquirer, the Merger was accounted for as a reverse acquisition, and therefore, the historical financial information included in the Company’s financial statements as of any date, or for any periods prior to April 13, 2020, represents the pre-merger information of CWI 1. The financial statements of the Company, as set forth herein, represent a continuation of the financial information of CWI 1 as the accounting acquirer, except that the equity structure of WLT is adjusted to reflect the equity structure of the legal acquirer, CWI 2, including for comparative periods, by applying the exchange ratio of 0.9106.

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
		4,420
___________
(a)Upon closing of the Merger, the Company owns 100% of this hotel.
(b)Upon closing of the Merger, the Company owns 66.7% of this hotel.

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

WLT 9/30/2020 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
The following tables present a summary of assets acquired and liabilities assumed in this business combination, at the date of acquisition; as well as and revenues and earnings thereon, from the date of acquisition through September 30, 2020 (in thousands):

Preliminary Purchase Price Allocation
Assets
Net investments in hotels	$1,556,383
Operating lease right-of-use assets	974
Cash and cash equivalents	71,881
Intangible assets	10,200
Restricted cash	37,594
Accounts receivable, net	25,664
Other assets	15,593
Total Assets	1,718,289
Liabilities
Non-recourse debt, net	(1,002,753)
Accounts payable, accrued expenses and other liabilities	(97,843)
Operating lease liabilities	(1,874)
Due to related parties and affiliates	(1,520)
Total Liabilities	(1,103,990)
Total Identifiable Net Assets	614,299
Fair value of CWI 1's equity interests in jointly-owned investments with CWI 2 prior to the merger	(73,594)
Bargain purchase gain	(78,696)
Fair value of purchase consideration	$462,009

From April 13, 2020 through September 30, 2020
Revenues	$41,971
Net loss	$(99,920)

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

WLT 9/30/2020 10-Q – 13

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

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Transaction costs	$27	$728	$18,376	$1,483

WLT 9/30/2020 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents the results of operations as if the Merger had taken place on January 1, 2019. The unaudited consolidated pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Merger had taken place on January 1, 2019, nor is it indicative of the results of operations for future periods.  The unaudited consolidated pro forma financial information is as follows:

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pro forma total revenues	$73,668	$264,042	$295,237	$813,562

Pro forma net (loss) income	$(88,457)	$(3,562)	$(360,751)	$57,576
Pro forma net (loss) income attributable to Stockholders (a)	$(81,743)	$(3,143)	$(348,194)	$56,183

Pro forma (loss) income per Class A share:
Net (loss) income attributable to Stockholders	$(59,855)	$(2,240)	$(255,018)	$41,539
Basic and diluted pro forma weighted-average shares outstanding	167,571,806	166,412,758	167,567,658	166,008,739
Basic and diluted pro forma (loss) income per share	$(0.36)	$(0.01)	$(1.52)	$0.25

Pro forma (loss) income per Class T share:
Net (loss) income attributable to Stockholders	$(21,888)	$(903)	$(93,176)	$14,644
Basic and diluted pro forma weighted-average shares outstanding	61,175,258	60,157,028	61,175,258	59,845,797
Basic and diluted pro forma (loss) income per share	$(0.36)	$(0.02)	$(1.52)	$0.24
__________
(a)The pro forma net income attributable to Stockholders through the nine months ended September 30, 2020 reflects the following income and expenses related to the Merger as if the Merger had taken place on January 1, 2019: (i) bargain purchase gain of $78.7 million, (ii) transaction costs of $27.5 million through September 30, 2020 and (iii) net gain on change in control of interests of $22.3 million.

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

WLT 9/30/2020 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
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

At September 30, 2020 and December 31, 2019, we considered three and five entities to be VIEs, respectively, of which we consolidated three and four, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	September 30, 2020	December 31, 2019
Net investments in hotels	$464,076	$494,304
Intangible assets, net	36,434	37,045
Total assets	522,047	566,075

Non-recourse debt, net	328,177	$341,263
Total liabilities	354,620	376,004

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

WLT 9/30/2020 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$246,690	$70,605
Restricted cash	74,846	54,699
Total cash and cash equivalents and restricted cash	$321,536	$125,304

Recent Accounting Pronouncements

Pronouncements Adopted as of September 30, 2020

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

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to the Advisor, the CWI 1 Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amounts Included in the Consolidated Statements of Operations
Personnel and overhead reimbursements	$353	$1,679	$3,377	$4,948
Asset management fees	—	3,547	3,795	10,673
Available Cash Distributions	—	2,537	—	4,905
Interest expense	—	375	—	1,133
	$353	$8,138	$7,172	$21,659

WLT 9/30/2020 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	September 30, 2020	December 31, 2019
Amounts Due to Related Parties and Affiliates
Due to other related parties and affiliates	$352	$26
Reimbursable costs due to the Advisor	—	1,524
Watermark commitment agreement	—	1,151
Other amounts due to the Advisor	—	1,105
	$352	$3,806

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

Prior to the Merger, we paid the Advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments, as described in the Advisory Agreement. The Advisor was also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement were met. If the Advisor elected to receive all or a portion of its fees in shares of our common stock, the number of shares issued was determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”). Upon completion of the Merger on April 13, 2020 (Note 2), the Advisory Agreement was terminated and these fees ceased being incurred. For the nine months ended September 30, 2020 and 2019, we settled $4.8 million and $10.7 million, respectively, of asset management fees in shares of our common stock at the former Advisor’s election. At September 30, 2020, the former Advisor owned 12,208,243 shares (5.3%) of our total outstanding common stock. Asset management fees are included in Asset management fees to affiliate in the consolidated financial statements.

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

Personnel and Overhead Reimbursements/Reimbursable Costs

Prior to the Merger, under the terms of the Advisory Agreement, the Advisor generally allocated expenses of dedicated and shared resources, including the cost of personnel, rent and related office expenses, between us and CWI 2, based on total pro rata hotel revenues on a quarterly basis. Pursuant to the Subadvisory Agreement, after we reimbursed the Advisor, it would subsequently reimburse the CWI 1 Subadvisor for personnel costs and other charges, including the services of our Chief Executive Officer, subject to the approval of our Board of Directors. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements. We also granted RSUs to employees of the CWI 1 Subadvisor pursuant to our 2010 Equity Incentive Plan. Upon completion of the Merger on April 13, 2020 (Note 2), both the Advisory Agreement and Subadvisory Agreement were terminated and those expenses ceased being incurred. Subsequent to the Merger, subject to the terms of the Transition Services Agreement, as discussed below, WPC is paid its costs of providing services under this agreement and will be reimbursed for all expenses of providing the services.

Other Amounts Due to the Advisor

At December 31, 2019, this balance primarily represented asset management fees payable to the Advisor.

WLT 9/30/2020 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Other Transactions with Affiliates

Watermark Commitment Agreement

On October 1, 2019, we, CWI 2, Watermark Capital and Mr. Medzigian, entered into a commitment agreement pursuant to which we and CWI 2 agreed to pay Watermark Capital a total of $6.95 million in consideration of the commitments of Watermark Capital and Mr. Medzigian to wind down and ultimately liquidate a private fund that was formed to raise capital to invest in lodging properties, and to devote their business activities exclusively to the affairs of us and CWI 2 and certain other activities set forth in the commitment agreement, with the exception of the wind-down of the private fund and performing asset management services for two hotels owned by WPC (one of which was subsequently sold). At September 30, 2020, $6.95 million was included in Other assets in the consolidated balance sheet, representing goodwill related to the internalization of Watermark Capital. At December 31, 2019, $4.2 million was included in Other assets in the consolidated balance sheet as a deferred cost, representing the portion of the payment allocated to us.

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

Note 5. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Buildings	$2,287,663	$1,400,251
Land	627,296	331,681
Furniture, fixtures and equipment	198,540	103,920
Building and site improvements	196,317	160,726
Construction in progress	7,026	11,918
Hotels, at cost	3,316,842	2,008,496
Less: Accumulated depreciation	(332,042)	(298,949)
Net investments in hotels	$2,984,800	$1,709,547

WLT 9/30/2020 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
During the nine months ended September 30, 2020 and 2019, we retired fully depreciated furniture, fixtures and equipment aggregating $19.0 million and $9.8 million, respectively.

Depreciation expense was $31.2 million and $18.7 million for the three months ended September 30, 2020 and 2019, respectively, and $80.8 million and $56.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Property Dispositions

On June 8, 2020, we sold our 100% ownership interest in the Hutton Hotel Nashville to an unaffiliated third party for a contractual sales price of $70.0 million, with net proceeds after the repayment of the related mortgage loan of approximately $26.8 million, including the release of $0.4 million of restricted cash. We recognized a loss on sale of $0.5 million during the nine months ended September 30, 2020 in connection with this transaction.

On August 27, 2020, the Lake Arrowhead Resort and Spa venture sold the Lake Arrowhead Resort and Spa to an unaffiliated third party for a contractual sales price of $23.0 million, with net proceeds after the repayment of the related mortgage loan of approximately $8.0 million. We owned a 97.35% controlling ownership interest in the venture. We recognized a gain on sale of $3.2 million during the three and nine months ended September 30, 2020 in connection with this transaction.

Impairments

As a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on our hotel operations, we reviewed all of our hotel properties for impairment and recognized impairment charges during the nine months ended September 30, 2020 totaling $120.2 million on six Consolidated Hotels with an aggregate fair value measurement of $266.6 million in order to reduce the carrying value of the properties to their estimated fair values. For five of the hotel properties, the fair value measurements were determined using a future net cash flow analysis, discounted for the inherent risk associated with each investment and for one property, the fair value measurement approximated its estimated selling price. No impairments were recognized during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

Hurricane-Related Disruption

Below is a summary of the items that comprised the (gain) loss recognized related to Hurricane Irma (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net write-off of fixed assets	$3,095	$1,012	$2,540	$3,071
Insurance proceeds in excess of receivables	(1,030)	—	(1,030)	—
Property damage insurance receivables	(3,095)	(1,892)	(2,540)	(3,951)
Gain on hurricane-related property damage	$(1,030)	$(880)	$(1,030)	$(880)

As the restoration work continues to be performed, the estimated total cost will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

Construction in Progress

At September 30, 2020 and December 31, 2019, construction in progress, recorded at cost, was $7.0 million and $11.9 million, respectively, and related to planned renovations at certain of our hotels. Upon substantial completion of renovation work, costs are reclassified from construction in progress to buildings, building and site improvements and furniture, fixtures and equipment, as applicable, and depreciation will commence.

We capitalize qualifying interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.1 million and $0.7 million of such costs during the three months ended September 30, 2020 and 2019, respectively, and $0.4 million and $1.2 million during the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, accrued capital expenditures were $1.4 million and $2.5 million, respectively, representing non-cash investing activity.

WLT 9/30/2020 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
Note 6. Equity Investments in Real Estate

At September 30, 2020, we owned equity interests in two Unconsolidated Hotels with unrelated third parties. We did not control the ventures that own these hotels, but we exercised significant influence over them. We accounted for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at
					September 30, 2020	December 31, 2019
Ritz-Carlton Philadelphia Venture (a)	PA	301	60.0%	Full-service	$19,310	$27,247
Hyatt Centric French Quarter Venture	LA	254	80.0%	Full-service	488	505
Ritz-Carlton Bacara, Santa Barbara Venture (b)	CA	358	40.0%	Resort	—	51,965
Marriott Sawgrass Golf Resort & Spa Venture (b)	FL	514	50.0%	Resort	—	$20,580
		1,427			$19,798	$100,297
___________
(a)We contributed $2.0 million to this investment during the nine months ended September 30, 2020.
(b)Upon completion of the Merger on April 13, 2020, the Company consolidates its 100% real estate interest in this hotel.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unconsolidated Hotels	2020	2019	2020	2019
Ritz-Carlton Philadelphia Venture	$(3,074)	$16	$(9,975)	$(1,045)
Hyatt Centric French Quarter Venture	(127)	(19)	(138)	1,085
Marriott Sawgrass Golf Resort & Spa Venture (a)	—	(955)	(58)	2,185
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	—	199	(20,968)	(2,124)
Total equity in (losses) earnings of equity method investments in real estate, net	$(3,201)	$(759)	$(31,139)	$101
___________
(a) Upon closing of the Merger on April 13, 2020, the Company owns 100% of this hotel and consolidates its real estate interest in this hotel therefore these amounts represent the equity in (losses) earnings for the respective periods prior to the Merger.
(b) Includes an other-than-temporary impairment charge of $17.8 million recognized on this investment during the nine months ended September 30, 2020 to reduce the carrying value of our equity investment in the venture to its estimated fair value.

No other-than-temporary impairment charges were recognized during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

At September 30, 2020 and December 31, 2019, the unamortized basis differences on our equity investments were $2.2 million and $6.3 million. Net amortization of the basis differences reduced the carrying values of our equity investments by less than
WLT 9/30/2020 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
$0.1 million and $0.1 million during the three months ended September 30, 2020 and 2019, respectively, and by $0.2 million and $0.3 million during the nine months ended September 30, 2020 and 2019, respectively.

Note 7. Intangible Assets

Intangible assets are summarized as follows (dollars in thousands):

		September 30, 2020			December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 - 55	$72,400	$(9,153)	$63,247	$72,400	$(8,025)	$64,375
Trade name	8	9,400	(549)	8,851	—	—	—
Other intangible assets	2 - 10	1,633	(664)	969	855	(444)	411
Total intangible assets, net		$83,433	$(10,366)	$73,067	$73,255	$(8,469)	$64,786

Net amortization of intangibles was $0.7 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $1.9 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization of intangibles is included in Depreciation and amortization in the consolidated financial statements.

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the nine months ended September 30, 2020 or 2019. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income in the consolidated financial statements.

Our non-recourse debt, net which we have classified as Level 3, had a carrying value of $2.2 billion and $1.2 billion at September 30, 2020 and December 31, 2019, respectively, and an estimated fair value of $2.1 billion and $1.2 billion at September 30, 2020 and December 31, 2019, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

WLT 9/30/2020 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2020 and December 31, 2019.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

The Company estimated the fair values of our long-lived real estate and related intangible assets using Level 3 inputs, using a combination of the income capitalization and sales comparison approaches, specifically utilizing a discounted cash flow analysis and recent comparable sales transactions. The estimate of the fair value of the assets acquired in the Merger, as discussed in Note 2 and the evaluation of the assets for potential impairment, as discussed below, required the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (i) capitalization rate; (ii) discount rate; (iii) net operating income; and (iv) number of years the property will be held or benefit realized. There are inherent uncertainties in making these estimates, including the impact of the COVID-19 pandemic. For our estimate of the fair value of the assets acquired in the Merger and impairment tests for our long-lived real estate and related intangible assets during the nine months ended September 30, 2020, we used discount rates ranging from 7.0% to 10.5%, with a weighted-average rate of 8.4%, and capitalization rates ranging from 5.0% to 8.5%, with a weighted-average rate of 6.5%.

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. See Note 5 and Note 6 for a description of impairment charges recognized during the nine months ended September 30, 2020. No impairments were recognized during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

See Note 14 for information on the measurement of fair value of the Series A and Series B Preferred Stock and Warrants.

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

WLT 9/30/2020 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Interest rate caps	Other assets	$2	$18	$—	$—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(5,751)	—
		$2	$18	$(5,751)	$—

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements.

We recognized unrealized losses of less than $0.1 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swaps and caps during both the three months ended September 30, 2020 and 2019, respectively, and unrealized losses of $0.9 million and $0.2 million during the nine months ended September 30, 2020 and 2019, respectively.

We reclassified $0.2 million from Other comprehensive income (loss) on derivatives into Interest expense during both the three months ended September 30, 2020 and 2019, respectively and $0.3 million and $0.2 million during the nine months ended September 30, 2020 and 2019, respectively.

Amounts reported in Other comprehensive income (loss) related to our interest rate swap and caps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. At September 30, 2020, we estimated that an additional $0.5 million will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at September 30, 2020 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	September 30, 2020
Interest rate swaps	2	$188,300	$(5,751)
Interest rate caps	10	634,985	2
			$(5,749)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2020. At September 30, 2020, both our total credit exposure and the maximum exposure to any single counterparty was less than $0.1 million.

WLT 9/30/2020 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2020, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $6.0 million at September 30, 2020, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2020, we could have been required to settle our obligations under these agreements at their aggregate termination value of $6.3 million. At December 31, 2019, we had no derivatives that were in a net liability position.

Note 10. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	September 30, 2020	December 31, 2019
Fixed rate	3.0% – 5.9%	11/2020 – 4/2024	$1,408,338	$884,849
Variable rate (b)	2.4% – 6.0%	6/2021 – 11/2023	753,356	321,218
			$2,161,694	$1,206,067
___________
(a)Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.
(b)The interest rate range presented for these mortgage loans reflect the rates in effect at September 30, 2020 through the use of an interest rate swap or cap, when applicable.

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At September 30, 2020, we have effectively entered into cash management agreements with the lenders on 28 of our 31 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. See Note 1 for further discussion.

Financing Activity During 2019

During the third quarter of 2019, we refinanced the $10.0 million Hilton Garden Inn New Orleans French Quarter/CBD mortgage loan with a new mortgage loan of up to $18.0 million, of which $15.0 million was funded at closing. The loan has a floating annual interest rate of LIBOR plus 2.8% (subject to an interest rate cap) and a maturity date of July 1, 2022, with two one-year extension options. No gain or loss was recognized on the extinguishment of debt. This hotel was subsequently sold on October 9, 2019.

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

WLT 9/30/2020 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2020 and each of the next four calendar years following December 31, 2020 are as follows (in thousands):

Years Ending December 31,	Total
2020 (remainder)	$198,372
2021	777,031
2022	896,062
2023	298,385
2024	50,253
Total principal payments	2,220,103
Unamortized debt discount	(54,505)
Unamortized deferred financing costs	(3,904)
Total	$2,161,694

Note 11. Commitments and Contingencies

At September 30, 2020, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of September 30, 2020, our hotel properties were operated pursuant to long-term management agreements with 12 different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. Twelve of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $1.6 million and $3.5 million for the three months ended September 30, 2020 and 2019, respectively, and $4.8 million and $13.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Franchise Agreements

Seventeen of our hotel properties operated under franchise or license agreements with national brands that are separate from our management agreements. As of September 30, 2020, we had 12 franchise agreements with Marriott-owned brands, two with Hilton-owned brands, one with InterContinental Hotels-owned brands and two with a Hyatt-owned brand related to our hotels. Our typical franchise agreements have initial terms ranging from 15 to 25 years. Two of our hotels are not operated with a hotel brand so the hotels do not have franchise agreements. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.5% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $0.9 million and $4.4 million for the three months ended September 30, 2020 and 2019, respectively, and $3.7 million and $12.7 million for the nine months ended September 30, 2020 and 2019, respectively.
WLT 9/30/2020 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. At September 30, 2020 and December 31, 2019, $46.6 million and $34.6 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and have been using a portion of the available restricted cash reserves to cover operating costs at our properties, some of which is subject to replenishment requirements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At September 30, 2020, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at September 30, 2020 totaled $25.3 million. As discussed in Note 1, we have significantly reduced our planned renovation activity by either canceling or deferring this activity to future periods, other than completing projects that are near completion. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources or other sources of available capital, including cash flow from operations.

Leases

Lease Obligations

We recognize an operating right-of-use asset and a corresponding lease liability for ground lease arrangements, hotel parking leases and various hotel equipment leases for which we are the lessee. Our leases have remaining lease terms ranging from less than one year to 87 years (excluding extension options not reasonably certain of being exercised).

Lease Cost

Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed lease cost	$2,853	$3,317	$9,045	$10,281
Variable lease cost (a)	4	239	103	614
Total lease cost	$2,857	$3,556	$9,148	$10,895
___________

(a)Our variable lease payments consist of payments based on a percentage of revenue.
WLT 9/30/2020 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
Note 12. Loss Per Share and Equity

Loss Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to the Company	$(81,376)	$(2,454)	$(265,934)	$(16,519)
Less: Preferred dividends	(401)	—	(1,742)	—
Less: Fair value adjustment on reclassification of Series A Preferred Stock	2,754	—	2,754	—
Net loss attributable to WLT Stockholders including amounts attributable to fair value adjustment	$(79,023)	$(2,454)	$(264,922)	$(16,519)

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Income Per Share
Class A common stock	167,571,806	$(57,863)	$(0.35)	129,261,612	$(2,454)	$(0.02)
Class T common stock	61,175,258	(21,160)	(0.35)	—	—	—
Net loss attributable to WLT stockholders including amounts attributable to fair value adjustment		$(79,023)			$(2,454)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	153,838,492	$(212,188)	$(1.38)	128,697,027	$(16,519)	$(0.13)
Class T common stock	38,178,719	(52,734)	(1.38)	—	—	—
Net loss attributable to WLT stockholders including amounts attributable to fair value adjustment		$(264,922)			$(16,519)

The allocation of net loss attributable to WLT stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2020, respectively, since this fee is only applicable to holders of Class T common stock. No such fees were incurred for the three and nine months ended September 30, 2019.

The distribution and shareholder servicing fee is 1.0% of the NAV of our Class T common stock; it accrues daily and is payable quarterly in arrears. We currently expect that we will cease incurring the distribution and shareholder servicing fee during the fourth quarter of 2020, at which time the total underwriting compensation paid in respect of the offering will reach 10.0% of the gross offering proceeds. We paid distribution and shareholder servicing fees to selected dealers of $1.1 million and $2.3 million during the three and nine months ended September 30, 2020, respectively.

Noncontrolling Interest in the Operating Partnership

We consolidate the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. At September 30, 2020, the Operating Partnership had 231,166,346 OP Units outstanding, of which 99.0% of the outstanding OP Units were owned by the Company, and the noncontrolling 1.0% ownership interest was owned by Mr. Medzigian.

At September 30, 2020, Mr. Medzigian owned 2,417,996 OP Units. The outstanding OP Units held by Mr. Medzigian are exchangeable on a one-for-one basis into shares of WLT Class A common stock. Additionally, we had 16,778,446 Warrant Units outstanding at September 30, 2020. The noncontrolling interest is included in noncontrolling interest on the consolidated balance sheet at September 30, 2020.

WLT 9/30/2020 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications Out of Accumulated Other Comprehensive Loss

The following table presents a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30,
Gains and Losses on Derivative Instruments	2020	2019
Beginning balance	$(928)	$(420)
Other comprehensive loss before reclassifications	(45)	(22)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	159	176
Equity in earnings of equity method investments in real estate, net	—	6
Total	159	182
Net current period other comprehensive income	114	160
Net current period other comprehensive income attributable to noncontrolling interests	(1)	(6)
Ending balance	$(815)	$(266)

	Nine Months Ended September 30,
Gains and Losses on Derivative Instruments	2020	2019
Beginning balance	$(172)	$(286)
Other comprehensive loss before reclassifications	(891)	(199)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	260	217
Equity in earnings of equity method investments in real estate, net	6	10
Total	266	227
Net current period other comprehensive (loss) income	(625)	28
Net current period other comprehensive income attributable to noncontrolling interests	(18)	(8)
Ending balance	$(815)	$(266)

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2020, if applicable. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the nine months ended September 30, 2020 and 2019. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

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

The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and nine months ended September 30, 2020 and 2019. Current income tax expense was $0.1 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and current income tax benefit was $8.0 million and current income tax expense was $1.9 million for the nine months ended September 30, 2020 and 2019, respectively. We have historically
WLT 9/30/2020 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
calculated the provision for income taxes during interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the interim period. We have used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2020. We determined that, since estimates of “ordinary” income are unreliable due to the impact of the COVID-19 pandemic, the historical method would not provide a reliable estimate for the three and nine months ended September 30, 2020.

In light of the COVID-19 outbreak during the first quarter of 2020, we monitored tax considerations and the potential impact on our consolidated financial statements. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (U.S. federal legislation enacted on March 27, 2020 in response to the COVID-19 pandemic) provides that net operating losses generated in 2018, 2019, or 2020 may be carried back to offset taxable income earned during the five-year period prior to the year in which the net operating loss was generated. By carrying back certain net operating losses, we recognized current tax benefits of $0.3 million and $8.3 million during the three and nine months ended September 30, 2020, respectively, which is included within current tax benefit described in the previous paragraph.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. During the second quarter of 2020, we established a full valuation allowance related to the economic impact of the COVID-19 pandemic on our hotel properties. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. Benefit from (provision for) income taxes included net deferred income tax benefits of $1.7 million and deferred income tax expense of $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and deferred income tax expense of $0.5 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 14. Mandatorily Redeemable Preferred Stock

Series A Preferred Stock

As discussed in Note 2, as consideration for the Redemption and the other transactions contemplated by the Internalization Agreement, affiliates of WPC were issued 1,300,000 shares of WLT Series A preferred stock, $0.001 par value per share, with a liquidation preference of $50.00 per share (the “Series A Preferred Stock”).

Dividends

Dividends are comprised of cumulative preferential dividends that holders of the Series A Preferred Stock are entitled to receive at a rate of 5% per year, with the rate increasing to 7% on the second anniversary of the Merger and increasing to 8% on the third anniversary of the Merger. Dividends accrue annually. Any dividend payable on the Series A Preferred Stock will be computed on the basis of a 360-day year consisting of twelve 30-day months.

Redemption

Partial Redemption – On both April 13, 2023 and April 13, 2024, the holders of the Series A Preferred Stock may elect to have the Company redeem 25% of the shares of the Series A Preferred Stock outstanding as of the respective dates for cash at a redemption price per share equal to $50.00, plus all accrued and unpaid dividends thereon up to and including the date of redemption, without interest, to the extent the Company has funds legally available therefor.

Full Redemption – At the earlier of April 13, 2025 or a redemption event (as defined in the Articles Supplementary governing the Series A Preferred Stock), the holders of the Series A Preferred Stock may elect to have the Company redeem all of the outstanding shares of the Series A Preferred Stock for cash at a redemption price per share equal to $50.00, plus all accrued and unpaid dividends thereon up to and including the date of redemption, without interest, to the extent the Company has funds legally available therefor.

WLT 9/30/2020 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Series B Preferred Stock and Warrants

On July 24, 2020, we issued 200,000 shares of our newly designated Series B Preferred Stock, with a liquidation preference of $1,000.00 per share and Warrants to purchase 16,778,446 Warrant Units, for an aggregate purchase price of $200.0 million. The Warrant exercise price is $0.01 per Warrant Unit, and the Warrants expire on July 24, 2027. The Warrant Units are recorded as noncontrolling interest in the consolidated balance sheet totaling $26.2 million at September 30, 2020, discussed further below. The Warrants require that, if the Operating Partnership pays any distribution to holders of OP Units, then the Operating Partnership shall concurrently distribute the same securities, cash, indebtedness, rights or other property to the holders of Warrants as if the Warrants had been exercised into Warrant Units on the date of such distribution. The Warrants include a call option that will allow the Company to purchase Warrants, Warrant Units and Common Stock issued on redemption of Warrant Units from the Purchaser or its transferees at a specified call price until the Common Stock is approved for trading on any securities exchange registered as a national securities exchange under Section 6 of the Securities and Exchange Act of 1934, as amended (or the equivalent thereof in a jurisdiction outside the United States).

Dividends

The holders are entitled to receive cumulative dividends per share of Series B Preferred Stock at the rate of 12% per year. Dividends can be paid in cash or in the form of additional shares of Series B Preferred Stock with the value thereof equal to the liquidation preference of such shares, at the option of the Company. The dividends are cumulative, compound quarterly and accrue, whether or not earned or declared, from and after the date of issue.

Redemption

On July 24, 2025, the Company is obligated to redeem all shares of Series B Preferred Stock at a redemption price, payable in cash, equal to the then applicable liquidation preference plus all accrued and unpaid dividends. The Company, at its option, may redeem for cash, in whole or in part from time to time, any or all of the outstanding shares of Series B Preferred Stock upon giving the notice described in the Articles Supplementary governing the Series B Preferred Stock at a price determined in the Articles Supplementary.

Accounting Treatment

ASC 480, “Distinguishing Liabilities from Equity”, generally requires liability classification for financial instruments that are certain to be redeemed, represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares. Upon issuance of the Series A Preferred Stock during the second quarter of 2020, we concluded that the Series A Preferred Stock was not within the scope of ASC 480 because none of the three conditions for liability classification was present and we recorded it in the mezzanine equity section and accreted it to its redemption value through charges to stockholders’ equity using the effective interest method as redemption was probable. As a result of the issuance of the Series B Preferred Stock during the third quarter of 2020, which we concluded was within the scope of ASC 480 and recorded it as a liability as a result of its certainty to be redeemed, we reevaluated the classification of our Series A Preferred Stock and because of certain protective provisions that prohibit the Company from purchasing or redeeming capital stock of the Company for as long as any shares of Series A Preferred Stock remain outstanding (as more fully described in the Articles Supplementary governing the Series A Preferred Stock), we concluded that Series A Preferred Stock was now certain to be redeemed and this modification resulted in the reclassification of the Series A Preferred Stock from mezzanine to a liability and we recognized a decrease to distributions and accumulated losses of $2.8 million representing the difference between the carrying value and estimated fair value.

Dividends accrued included in interest expense in the consolidated financial statements related to our Series A and Series B Preferred Stock for both the three and nine months ended September 30, 2020 totaled $5.2 million.

WLT 9/30/2020 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying value of our Series A and Series B Preferred Stock:

	September 30, 2020
	Series A	Series B
	Preferred Stock	Preferred Stock	Total
Liquidation value	$65,000	$200,000	$265,000
Fair value discount	(14,310)	(30,358)	(44,668)
	50,690	169,642	220,332
Accumulated amortization of fair value discount	572	1,147	1,719
Deferred financing costs	—	(11,169)	(11,169)
Accumulated amortization of deferred financing costs	—	422	422
	$51,262	$160,042	$211,304

Upon closing of the July Capital Raise, the Series A Preferred Stock had both an estimated fair value and carrying value of $50.7 million and the Series B Preferred Stock and Warrant Units had an estimated fair value of $185.8 million and $33.2 million, respectively. We allocated the $200.0 million of gross proceeds received in the July Capital Raise based upon the relative fair values of the Series B Preferred Stock and Warrant Units, and recorded $169.6 million and $30.4 million, respectively, on the consolidated balance sheet. The fair values of the Series A and Series B Preferred Stock were primarily determined by a discounted cash flow analysis of the interest and anticipated redemption payments associated with the preferred stock. We classified this investment as Level 3 because the discounted cash flow valuation model incorporates unobservable inputs to determine its fair value.

Note 15. Subsequent Events

During October 2020, we refinanced two non-recourse mortgage loans totaling $70.9 million with new non-recourse mortgage loans totaling $77.8 million. Both loans have floating annual interest rate that we have entered into interest rate cap agreements for and terms to maturity of 3 years.

WLT 9/30/2020 10-Q – 32

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

Business Overview

We are a self-managed, publicly owned, non-traded REIT that invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. We have fully invested our offering proceeds in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality and by hotel renovations. We have invested in hotels and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. At September 30, 2020, we held ownership interests in 31 hotels, with a total of 9,614 rooms.

Significant Developments

COVID-19 Pandemic

As of the date of this Report, 30 of our hotels are open but the majority are operating at significantly reduced levels of occupancy, staffing, and expenses and operations at our remaining one hotel are fully suspended. While we have seen improving demand at some of our properties as certain states and cities across the United States have loosened stay-at-home restrictions, we expect the recovery to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. In addition, resurgences of the COVID-19 virus in certain areas where our hotels are located may cause us to have to suspend operations at hotels that have remained open or reopened until the resurgence subsides. Given the uncertainty as to the ultimate severity and duration of the COVID‑19 outbreak and its effects, and the potential for its recurrence, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

We have taken decisive actions to help mitigate the effects of the COVID-19 pandemic on our operating results and to preserve our liquidity at both the operating level and corporate level, including:

•Completing the July Capital Raise
•Significantly reducing hotel operating costs: in March, April and May 2020, we suspended all operations at 16 hotels and significantly reduced operations at the remaining hotels, primarily by reducing staffing, furloughing employees, eliminating non-essential amenities and services and closing several floors and food and beverage outlets. One of these hotels reopened in May, seven hotels, five hotels reopened in July and two hotels reopened in August;
•Working with our lenders on debt forbearance plans, as discussed below;
•Suspending distributions on, and redemptions of, our common stock, subject to limited exceptions;
•Actively pursuing certain asset sales;
•Significantly reducing our planned renovation activity by either canceling or deferring this activity to future periods, other than completing projects that are near completion;
•Using a portion of our furniture, fixtures and equipment reserve accounts for expenses at our properties, as well as temporarily suspending required contributions to the furniture, fixture and equipment replacement reserves at certain of our hotels, to the extent permitted by our lenders; and
•Reducing the cash compensation payable to our senior management and the Board of Directors.

We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of the date of this Report, we have either executed loan modifications or refinanced 25 of our 31 non-recourse mortgage loans.

WLT 9/30/2020 10-Q – 33

During the nine months ended September 30, 2020, we sold two hotels with an aggregate contractual sales price of $93.0 million, and we received net aggregate proceeds of $34.8 million after the repayment of the related mortgage loans. We may choose to market additional assets for sale and these may be at discounted valuations.

Financial and Operating Highlights

(Dollars in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”))

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Hotel revenues	$73,668	$151,118	$208,943	$469,362
Net loss attributable to stockholders	(81,777)	(2,454)	(267,676)	(16,519)

Cash distributions paid	—	20,099	20,357	60,089

Net cash (used in) provided by operating activities			(93,873)	76,040
Net cash provided by investing activities			178,071	62,276
Net cash provided by (used in) financing activities			112,034	(119,172)

Supplemental Financial Measures: (a)
FFO attributable to WLT stockholders	(46,635)	17,322	(50,274)	43,026
MFFO attributable to WLT stockholders	(36,800)	20,183	(89,572)	50,827

Consolidated Hotel Operating Statistics
Occupancy	25.7%	75.9%	26.2%	75.3%
ADR	$217.81	$220.48	$227.17	$232.12
RevPAR	55.95	167.26	59.63	174.89
___________
(a)We consider funds from operations (“FFO”) and MFFO, which are supplemental measures that are not defined by GAAP (“non-GAAP measures”), to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

WLT 9/30/2020 10-Q – 34

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at September 30, 2020:

Hotels	State	Number of Rooms	% Owned	Hotel Type
Consolidated Hotels
Charlotte Marriott City Center	NC	446	100%	Full-Service
Courtyard Nashville Downtown	TN	192	100%	Select-Service
Courtyard Pittsburgh Shadyside	PA	132	100%	Select-service
Courtyard Times Square West	NY	224	100%	Select-service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	Full-Service
Equinox, a Luxury Collection Golf Resort & Spa	VT	199	100%	Resort
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	Resort
Hawks Cay Resort (a)	FL	421	100%	Resort
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	Select-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	Full-service
Hyatt Place Austin Downtown	TX	296	100%	Select-service
Le Méridien Arlington	VA	154	100%	Full-Service
Le Méridien Dallas, The Stoneleigh	TX	176	100%	Full-service
Marriott Kansas City Country Club Plaza	MO	295	100%	Full-service
Marriott Raleigh City Center	NC	401	100%	Full-service
Marriott Sawgrass Golf Resort & Spa	FL	514	100%	Resort
Renaissance Atlanta Midtown Hotel	GA	304	100%	Full-Service
Renaissance Chicago Downtown	IL	560	100%	Full-service
Ritz-Carlton Bacara, Santa Barbara	CA	358	100%	Resort
Ritz-Carlton Fort Lauderdale (b)	FL	196	70%	Resort
Ritz-Carlton Key Biscayne (c)	FL	443	66.7%	Resort
Ritz-Carlton San Francisco	CA	336	100%	Full-Service
Sanderling Resort	NC	128	100%	Resort
San Diego Marriott La Jolla	CA	376	100%	Full-Service
San Jose Marriott	CA	510	100%	Full-Service
Seattle Marriott Bellevue	WA	384	100%	Full-Service
Sheraton Austin Hotel at the Capitol	TX	367	80%	Full-Service
Westin Minneapolis	MN	214	100%	Full-Service
Westin Pasadena	CA	350	100%	Full-Service
		9,059
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter	LA	254	80%	Full-service
Ritz-Carlton Philadelphia	PA	301	60%	Full-service
		555
_________
(a)Includes 244 privately owned villas that participate in the villa/condo rental program at September 30, 2020.
(b)Includes 30 condo-hotel units that participate in the villa/condo rental program at September 30, 2020.
(c)The number of rooms presented includes 141 condo-hotel units that participate in the resort rental program.

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
WLT 9/30/2020 10-Q – 35

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

Due to the COVID-19 pandemic, beginning in March 2020, we experienced a significant decline in occupancy and RevPAR. The economic downturn resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. As discussed above, certain of our hotel properties temporarily suspended all operations and, while our other hotel properties are operating in a limited capacity, as a result of these operational changes, the results of operations for the three and nine months ended September 30, 2020 will not be comparable to the same period in 2019.

Additionally, as a result of the Merger, comparisons of the period to period financial information of WLT as set forth herein may not be meaningful. The historical financial information included herein as of any date, or for any periods, prior to April 13, 2020, represents the pre-merger financial information of CWI 1 on a stand-alone basis.

WLT 9/30/2020 10-Q – 36

The following table presents our comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Hotel Revenues	$73,668	$151,118	$(77,450)	$208,943	$469,362	$(260,419)

Hotel Operating Expenses	118,847	133,558	(14,711)	323,087	412,633	(89,546)
Corporate general and administrative expenses	6,715	3,052	3,663	15,900	9,211	6,689
Gain on hurricane-related property damage	(1,030)	(880)	(150)	(1,030)	(880)	(150)
Transaction costs	27	728	(701)	18,376	1,483	16,893
Asset management fees to affiliate	—	3,547	(3,547)	3,795	10,673	(6,878)
Impairment charges	—	—	—	120,220	—	120,220
Total Expenses	124,559	140,005	(15,446)	480,348	433,120	47,228
Operating (Loss) Income before net gain on sale of real estate	(50,891)	11,113	(62,004)	(271,405)	36,242	(307,647)
Net gain on sale of real estate	3,227	5,881	(2,654)	2,738	5,881	(3,143)
Operating (Loss) Income	(47,664)	16,994	(64,658)	(268,667)	42,123	(310,790)
Bargain purchase gain	—	—	—	78,696	—	78,696
Interest expense	(38,719)	(17,219)	(21,500)	(83,449)	(50,205)	(33,244)
Equity in (losses) earnings of equity method investments in real estate, net	(3,201)	(759)	(2,442)	(31,139)	101	(31,240)
Other (expense) and income	(55)	438	(493)	2	205	(203)
Net gain on change in control of interests	—	—	—	22,250	—	22,250
Net loss on extinguishment of debt	—	—	—	—	(136)	136
Loss Before Income Taxes	(89,639)	(546)	(89,093)	(282,307)	(7,912)	(274,395)
Benefit from (provision for) income taxes	1,549	(1,030)	2,579	7,525	(2,133)	9,658
Net Loss	(88,090)	(1,576)	(86,514)	(274,782)	(10,045)	(264,737)
Loss (income) attributable to noncontrolling interests	6,714	(878)	7,592	8,848	(6,474)	15,322
Net Loss Attributable to the Company	(81,376)	(2,454)	(78,922)	(265,934)	(16,519)	(249,415)
Preferred dividends	(401)	—	(401)	(1,742)	—	(1,742)
Net Loss Attributable to Stockholders	$(81,777)	$(2,454)	$(79,323)	$(267,676)	$(16,519)	$(251,157)
Supplemental Financial Measure:(a)
MFFO Attributable to Stockholders	$(36,800)	$20,183	$(56,983)	$(89,572)	$50,827	$(140,399)
___________
(a)We consider MFFO, a non-GAAP measure, to be an important metric in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

At September 30, 2020 and 2019, we owned 29 and 22 Consolidated Hotels, respectively.  Based on when a hotel is acquired or sold, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2020 and 2019.  Our Same Store Hotels included 18 Consolidated Hotels and excluded the hotels acquired in the Merger and five hotels that were disposed of between January 1, 2019 and September 30, 2020.

WLT 9/30/2020 10-Q – 37

The following table sets forth the average occupancy rate, ADR and RevPAR for the three and nine months ended September 30, 2020 and 2019 for our Same Store Hotels.

	Three Months Ended September 30,		Nine Months Ended September 30,
Same Store Hotels	2020	2019	2020	2019
Occupancy Rate (a)	24.6%	73.5%	29.8%	73.7%
ADR	$215.45	$231.75	$231.59	$246.97
RevPAR	52.91	170.33	69.02	181.97
___________
(a)Occupancy rates for our Same Store Hotels for July, August and September 2020 were 21.0%, 25.9% and 26.8%, respectively, as compared to occupancy rates for July, August and September 2019 of 74.4%, 74.3% and 71.7%, respectively.

Hotel Revenues

For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, hotel revenues decreased by $77.5 million and $260.4 million, respectively. Our Same Store Hotel revenue decreased by $90.4 million and $249.3 million, respectively, primarily due to the impact of the COVID-19 pandemic on our hotel operations and revenue decreased by $19.0 million and $53.1 million as a result of dispositions. These decreases were partially offset by an increase in revenue resulting from the hotels acquired in the Merger totaling $32.0 million and $42.0 million for the three and nine months ended September 30, 2020, respectively. We have experienced cancellations of rooms and conferences, and expect that we will continue to do so until the spread of the virus, or the fear of its spread, subsides. In addition, government-imposed restrictions on travel and large gatherings have adversely affected the performance of our hotels.

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, aggregate hotel operating expenses decreased by $14.7 million and $89.5 million, respectively. Our Same Store Hotel expenses decreased by $50.5 million and $135.9 million, respectively, primarily due to the impact of the COVID-19 pandemic on our hotel operations and expenses decreased by $16.8 million and $41.6 million as a result of dispositions. These decreases were partially offset by an increase in hotel operating expenses resulting from the hotels acquired in the Merger totaling $52.6 million and $87.9 million for the three and nine months ended September 30, 2020, respectively.

Transaction Costs

For the three and nine months ended September 30, 2020, as compared to the same periods in 2019, transactions costs decreased by $0.7 million and increased by $16.9 million, respectively, and represented legal, accounting, investor relations and other transaction costs related to the Merger and related transactions.

Corporate General and Administrative Expenses

For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, corporate general and administrative expenses increased by $3.7 million and $6.7 million, respectively, primarily as a result of the impact of the Merger.

Asset Management Fees to Affiliate

For the three and nine months ended September 30, 2020, as compared to the same periods in 2019, asset management fees to affiliates decreased by $3.5 million and $6.9 million, respectively. Upon completion of the Merger on April 13, 2020 (Note 2), the Advisory Agreement was terminated and these fees ceased being incurred, therefore no costs were incurred during the three months ended September 30, 2020.

WLT 9/30/2020 10-Q – 38

Impairment Charges

Our impairment charges are more fully described in Note 5.

During the nine months ended September 30, 2020, we recognized impairment charges totaling $120.2 million on six Consolidated Hotels in order to reduce the carrying value of the properties to their estimated fair values, resulting from the adverse effect of the COVID-19 pandemic on our hotel operations. No impairments were recognized during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

Net Gain on Sale of Real Estate

During the three and nine months ended September 30, 2020, we recognized a gain on sale on real estate of $3.2 million from the sale of the Lake Arrowhead Resort and Spa to an unaffiliated third party by the Lake Arrowhead Resort and Spa venture for a contractual sales price of $23.0 million. We owned an 97.35% controlling ownership interest in the venture.

During the nine months ended September 30, 2020, we recognized a loss on sale on real estate of $0.5 million from the sale of our 100% ownership interest in the Hutton Hotel Nashville to an unaffiliated third party for a contractual sales price of $70.0 million.

During the three and nine months ended September 30, 2019, we recognized a gain on sale of real estate of $5.9 million from the sale of our 100% ownership interest in the Courtyard San Diego Mission Valley to an unaffiliated third party for a contractual sales price of $79.0 million in September 2019.

Bargain Purchase Gain

During the nine months ended September 30, 2020, we recognized a bargain purchase gain of $78.7 in connection with the Merger resulting from the estimated fair values of the assets acquired net of liabilities assumed exceeding the consideration paid. See Note 2 for additional disclosure regarding the Merger.

Interest Expense

For the three and nine months ended September 30, 2020, as compared to the same periods in 2019, interest expense increased by $21.5 million and $33.2 million, respectively, primarily due to assuming the mortgage loans of 12 hotels in the Merger.

Net Gain on Change in Control of Interests

In connection with the Merger, we acquired the remaining interests in the Marriott Sawgrass Golf Resort and Spa and the Ritz-Carlton Bacara, Santa Barbara, in which we already had joint interests, and which were accounted for under the equity method of accounting. Due to the change in control of these two jointly owned investments, we recorded a net gain on change in control of interests during the nine months ended September 30, 2020 of $22.3 million, reflecting the difference between our carrying values and the preliminary estimated fair values of our previously held equity investments on April 13, 2020. Subsequent to the Merger, we own 100% of these hotels and consolidate our real estate interest in these hotels.

Equity in (Losses) Earnings of Equity Method Investments in Real Estate, Net

Equity in (losses) earnings of equity method investments in real estate, net represents (losses) earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 6). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. We recognized $17.8 million of other-than-temporary impairment charges on our equity method investments in real estate during the nine months ended September 30, 2020. No such charges were recognized during the nine months ended September 30, 2019.

WLT 9/30/2020 10-Q – 39

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2020	2019	2020	2019
Ritz-Carlton Philadelphia Venture (a)	$(3,074)	$16	$(9,975)	$(1,045)
Hyatt Centric French Quarter Venture (a)	(127)	(19)	(138)	1,085
Marriott Sawgrass Golf Resort & Spa Venture (b)	—	(955)	(58)	2,185
Ritz-Carlton Bacara, Santa Barbara Venture (b) (c)	—	199	(20,968)	(2,124)
Total equity in (losses) earnings of equity method investments in real estate, net	$(3,201)	$(759)	$(31,139)	$101
___________
(a)The change in our share of equity in (losses) earnings for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 was primarily a result of the impact of the COVID-19 pandemic on our hotel operations.
(b)Upon closing of the Merger on April 13, 2020, the Company owns 100% of this hotel and consolidates its real estate interest in this hotel therefore these amounts represent the equity in (losses) earnings for the respective periods prior to the Merger.
(c)Includes an other-than-temporary impairment charge of $17.8 million recognized on this investment during the three months ended March 31, 2020 to reduce the carrying value of our equity investment in the venture to its estimated fair value.

Benefit from (Provision for) Income Taxes

For the three months ended September 30, 2020, we recognized a benefit from income taxes of $1.5 million compared to a provision for income taxes of $1.0 million for the three months ended September 30, 2019 and for the nine months ended September 30, 2020, we recognized a benefit from income taxes of $7.5 million compared to a provision for income taxes of $2.1 million for the nine months ended September 30, 2019. Benefit from income taxes during the three and nine months ended September 30, 2020 included a $0.3 million and $8.3 million current tax benefit, respectively, resulting from carrying back certain net operating losses allowable under the CARES Act, partially offset for the nine months ended September 30, 2020 by a deferred expense due to the establishment of a valuation allowance of $2.5 million.

Loss (Income) Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2020	2019	2020	2019
Ritz-Carlton Fort Lauderdale Venture (a)	$1,297	$924	$2,751	$552
Sheraton Austin Hotel at the Capitol Venture (a)	476	85	922	(373)
Ritz-Carlton Key Biscayne Venture	(13)	1,270	(946)	(1,038)
Hilton Garden Inn New Orleans French Quarter/CBD Venture	—	(620)	—	(710)
Operating Partnership — Noncontrolling interest (b)	4,954	—	6,121	—
Operating Partnership — Available Cash Distribution (c)	—	(2,537)	—	(4,905)
	$6,714	$(878)	$8,848	$(6,474)
___________
(a)The change in loss (income) attributable to noncontrolling interest for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 were primarily the result of the impact of the COVID-19 pandemic on our hotel operations.
(b)Reflects the OP Units proportionate share of net loss for the three and nine months ended September 30, 2020.
(c)In accordance with the Internalization Agreement and the Redemption, as further described in Note 2, Available Cash Distributions have ceased.
WLT 9/30/2020 10-Q – 40

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income or loss attributable to WLT stockholders, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, MFFO decreased by $57.0 million and $140.4 million, respectively, primarily as a result of the impact that the COVID-19 pandemic had on hotel operations, as discussed above.

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

Due to the COVID-19 pandemic and as a result of numerous government mandates, health official mandates and significantly reduced demand, as of the date of this Report, the Company has fully suspended operations at one of our 31 hotel properties and has limited operations at our remaining 30 hotel properties. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak.

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

We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of the date of this Report, we have either executed loan modifications or refinanced 25 of our 31 mortgage loans, aggregating $1.9 billion of indebtedness, under which interest and principal payments have been temporarily deferred and/or temporary covenant relief has been granted, generally for periods ranging from three months to four months. At September 30, 2020, we have effectively entered into cash management agreements with the lenders on 28 of our 31 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses. We have determined that we are likely to be unable to satisfy certain covenants in the future on most, if not all, of our mortgage loans depending on the length of the pandemic, and we may seek additional relief from our lenders. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels. We may also choose to turn over one or more hotels back to the related mortgage lender. Even if we are able to obtain payment or covenant relief, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections related to the mortgage loans.

During the nine months ended September 30, 2020, we sold two hotels with an aggregate contractual sales price of $93.0 million, and we received net aggregate proceeds of $34.8 million after the repayment of the related mortgage loans. We may choose to market additional assets for sale and these may be at discounted valuations.

Sources and Uses of Cash During the Period

Operating Activities — For the nine months ended September 30, 2020, net cash used in operating activities was $93.9 million as compared to net cash provided by operating activities of $76.0 million for the nine months ended September 30, 2019. This change in operating cash flows primarily reflects the impact of the COVID-19 pandemic on our hotel operations.

WLT 9/30/2020 10-Q – 41

Investing Activities — During the nine months ended September 30, 2020, net cash provided by investing activities was $178.1 million, primarily as a result of $109.5 million of cash acquired in the Merger and proceeds of $89.4 million from the sales of the Hutton Hotel Nashville and Lake Arrowhead Resort and Spa, partially offset by funding of $17.0 million for capital expenditures at our Consolidated Hotels.

Financing Activities — Net cash provided by financing activities for the nine months ended September 30, 2020 was $112.0 million primarily as a result of the proceeds from the July Capital Raise of $200.0 million, partially offset by payments of mortgage financing totaling $65.1 million, due largely to our 2020 disposition activity, and cash distributions paid to stockholders of $20.4 million.

Distributions and Redemptions

In the first quarter of 2020, we paid out the common stock distributions that our Board of Directors declared in the fourth quarter of 2019 in an aggregate amount of $20.4 million. Of this aggregate cash distribution amount, $10.6 million was reinvested in shares of our common stock by stockholders through our DRIP. From Inception through September 30, 2020, we declared distributions to stockholders totaling $462.0 million, which were comprised of cash distributions of $194.8 million and distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP of $267.2 million.

On March 18, 2020, in light of the impact that the COVID-19 outbreak has had on our business, we announced that we were suspending future distributions on our common stock. We have also announced that redemptions would be suspended, with limited exceptions for special circumstances redemptions. Requests for special circumstances redemptions may continue to be submitted, however, all such requests will be deferred for consideration by our Board of Directors until after the announcement of our estimated NAV as of September 30, 2020. If any special circumstances redemptions are approved at that time, they will be effectuated at a redemption price equal to 95% of the NAV. Distributions and regular redemptions in respect of future periods will be evaluated by the Board of Directors based on circumstances and expectations existing at the time of consideration, and are also subject to the terms of the Series A and Series B Preferred Stock.

Among other terms of the Series A and Series B Preferred Stock, the Series A and Series B Preferred Stock generally prohibits the Company from paying distributions on common stock or redeeming common stock unless all accrued dividends on the Series A and Series B Preferred Stock are paid in cash for all past dividend periods and the dividend for the current dividend period is also paid in cash. There are certain exceptions for the payment of dividends on common stock required for the Company to maintain its REIT qualification, special circumstances redemptions of common stock and redemptions of common stock that are funded with proceeds from issuances of common stock under the Company's DRIP.

During the nine months ended September 30, 2020, we redeemed 70,015 shares of our common stock pursuant to our redemption plan (which were adjusted to 63,755 shares of Class A common stock to reflect the equity structure of the legal acquirer, CWI 2, by applying the exchange ratio of .9106), comprised of 29 redemption requests at an average share price of $10.04. We fulfilled all of the valid redemption requests that we received during the three months ended March 31, 2020 and funded these share redemptions from distributions that were reinvested by stockholders in our common stock pursuant to our DRIP.

WLT 9/30/2020 10-Q – 42

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	September 30, 2020	December 31, 2019
Carrying Value
Fixed rate (a)	$1,408,338	$884,849
Variable rate (a):
Amount subject to interest rate caps	579,042	306,918
Amount subject to interest rate swap	174,314	—
Amount subject to floating interest rate	—	14,300
	753,356	321,218
	$2,161,694	$1,206,067
Percent of Total Debt
Fixed rate	65%	73%
Variable rate	35%	27%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.2%	4.4%
Variable rate (b)	3.9%	5.0%
_________
(a)Aggregate debt balance includes unamortized debt discount of $54.5 million and $0 as of September 30, 2020 and December 31, 2019, respectively, and unamortized deferred financing costs totaling $3.9 million and $6.0 million as of September 30, 2020 and December 31, 2019, respectively.
(b)The impact of our derivative instruments is reflected in the weighted-average interest rates.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At September 30, 2020, we have effectively entered into cash management agreements with the lenders on 28 of our 31 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. See Note 1 for further discussion.

Cash Resources

At September 30, 2020, our cash resources consisted of cash and cash equivalents totaling $246.7 million, of which $22.2 million was designated as hotel operating cash and was held at our hotel operating properties.

Cash Requirements

Our primary cash uses through September 30, 2021 are expected to be payments of debt service, real estate taxes and insurance, payment of preferred stock dividends, costs associated with the refinancing or restructuring of indebtedness and funding corporate and hotel level operations. Our primary capital sources to meet such uses are expected to be funds generated by hotel operations, proceeds from the July Capital Raise and any additional issuances of Series B Preferred Stock, and proceeds from additional asset sales. We expect to satisfy certain debt maturities during this period by turning the properties back to the lenders.
WLT 9/30/2020 10-Q – 43

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. At September 30, 2020 and December 31, 2019, $46.6 million and $34.6 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and have been using a portion of the available restricted cash reserves to cover operating costs at our properties, some of which is subject to replenishment requirements.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at September 30, 2020, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,220,103	$932,905	$1,236,671	$50,527	$—
Interest on borrowings (b)	9,182	2,627	5,105	1,450	—
Operating lease commitments (c)	923,095	6,093	11,986	11,254	893,762
Contractual capital commitments (d)	25,339	1,822	22,297	1,220	—
Annual distribution and shareholder servicing fee (e)	1,868	1,868	—	—	—
	$3,179,587	$945,315	$1,276,059	$64,451	$893,762
___________
(a)Excludes unamortized debt discount totaling $54.5 million and unamortized deferred financing costs totaling $3.9 million.
(b)For variable-rate debt, interest on borrowings is calculated using the capped or swapped interest rate, when in effect.
(c)At September 30, 2020, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have contractual rent increases throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.
(d)Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels, which does not reflect any renovation work to be undertaken as a result of Hurricane Irma.
(e)Represents the estimated liability for the present value of the future distribution and shareholder servicing fees in connection with our Class T common stock.

WLT 9/30/2020 10-Q – 44

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

WLT 9/30/2020 10-Q – 45

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
WLT 9/30/2020 10-Q – 46

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

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to WLT stockholders	$(81,777)	$(2,454)	$(267,676)	$(16,519)
Adjustments:
Depreciation and amortization of real property	31,966	19,186	82,791	58,175
Gain on sale of real estate	(3,227)	(5,881)	(2,738)	(5,881)
Impairment charges	—	—	120,220	—
Net gain on change in control of interests	—	—	(22,250)	—
Proportionate share of adjustments for partially-owned entities — FFO adjustments (a)	6,403	6,471	39,379	7,251
Total adjustments	35,142	19,776	217,402	59,545
FFO attributable to WLT stockholders (as defined by NAREIT)	(46,635)	17,322	(50,274)	43,026
Adjustments:
Amortization of fair value adjustments	9,958	—	16,924	—
Straight-line and other rent adjustments	1,366	1,946	4,655	6,246
Gain on hurricane-related property damage (b)	(1,030)	(880)	(1,030)	(880)
Transaction costs (b)	27	1,483	18,376	1,483
Bargain purchase gain	—	—	(78,696)	—
Net loss on extinguishment of debt	—	—	—	136
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(486)	312	473	816
Total adjustments	9,835	2,861	(39,298)	7,801
MFFO attributable to WLT stockholders	$(36,800)	$20,183	$(89,572)	$50,827
___________
(a)This adjustment includes an other-than-temporary impairment charge of $17.8 million recognized on our equity investment in the Ritz-Carlton Bacara, Santa Barbara Venture during the three months ended March 31, 2020 (Note 8).
WLT 9/30/2020 10-Q – 47

(b)We have excluded these costs because of their non-recurring nature. By excluding such costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Transaction costs are costs incurred in connection with the Merger and related transactions and included legal, accounting, investor relations and other transaction costs.

WLT 9/30/2020 10-Q – 48

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

At September 30, 2020, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. Our debt obligations are more fully described in Note 10 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon existing maturity dates of our debt obligations outstanding at September 30, 2020 and excludes deferred financing costs (in thousands):

	2020 (Remainder)	2021	2022	2023	2024	Total	Fair Value
Fixed-rate debt	$126,650	$419,781	$637,514	$206,835	$50,253	$1,441,033	$1,388,037
Variable-rate debt	$71,722	$357,250	$258,548	$91,550	$—	$779,070	$758,469

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at September 30, 2020 by an aggregate increase of $26.8 million or an aggregate decrease of $29.9 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at September 30, 2020 would increase or decrease by $5.8 million for each respective 1.0% change in annual interest rates.

WLT 9/30/2020 10-Q – 49

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2020 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WLT 9/30/2020 10-Q – 50

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

The full extent of the effects of the COVID-19 pandemic on the Company's business for the foreseeable future cannot be predicted with certainty. As of the date of this Report, we still have fully suspended operations at one of our 31 hotels and the majority of our remaining hotels are operating at significantly reduced levels of occupancy, staffing and expenses. The Company has incurred and will continue to incur significant costs related to the reductions in service at the hotels, primarily as a result of employee terminations or furlough arrangements.

As discussed further below, we have substantial indebtedness. A number of the Company’s hotels have entered into cash management arrangements with the lenders on the related mortgage loan agreements and we expect more to do so in the coming months, absent relief from lenders or government intervention. We have sought relief from all of our lenders to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. In addition, approximately $862.1 million of indebtedness is scheduled to mature during the 12 months after the date of this Report. This indebtedness is non-recourse mortgage indebtedness. If the Company's lenders do not provide covenant relief or if the Company is unable to repay, refinance or extend any such indebtedness, the lenders may declare events of default and seek to foreclose on the underlying hotels. We may also seek to give properties back to the lenders.

The Company's operations for the foreseeable future will continue to be significantly impacted by the pandemic. Even when all of our hotels are able to reopen, we expect demand for our hotels to recover slowly and over time until the spread of the virus, resurgences of the virus, the fear of its spread and resurgence and government-imposed quarantines and restrictions on travel and large gatherings subside. In addition, resurgences of the COVID-19 virus in certain areas where our hotels are located may cause us to have to suspend operations at hotels that have remained open or reopened until the resurgence subsides. The Company has already incurred and may incur additional or continuing costs to reconfigure the layout of its properties, add cleaning services and systems and take other steps to seek to address customer concerns, which could require the Company to incur expenditures which may be material.

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

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. As discussed above in “Liquidity and Capital Resources,” as of the date of this Report, we have either executed loan modifications or refinanced 25 of our 31 mortgage loans,
WLT 9/30/2020 10-Q – 51

aggregating $1.9 billion of indebtedness, under which interest and principal payments have been temporarily deferred and/or temporary covenant relief has been granted. At September 30, 2020, we have effectively entered into cash management agreements with the lenders on 28 of our 31 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement.

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

Of the aggregate $2.2 billion of indebtedness outstanding at September 30, 2020, approximately $862.1 million is scheduled to mature during the 12 months after the date of this Report.

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

In light of the impact that the COVID-19 outbreak has had on the Company's business, the Company has suspended distributions and redemptions, subject to limited exceptions, and there is no assurance as to when the Company will commence paying distributions or accepting redemptions. In addition, the terms of the Series A and Series B Preferred Stock restricts the Company’s ability to pay distributions on, and to effectuate redemptions of, its common stock.

On March 18, 2020, in light of the impact that the COVID-19 outbreak has had on our business, we announced that we were suspending future distributions on our common stock. We have also announced that redemptions would be suspended, with limited exceptions for special circumstances redemptions. Requests for special circumstances redemptions may continue to be submitted, however, all such requests (including requests received in the second quarter) will be deferred for consideration by our Board of Directors until after the announcement of our estimated NAV as of September 30, 2020. If any special circumstances redemptions are approved at that time, they will be effectuated at a redemption price equal to 95% of the NAV. Distributions and regular redemptions in respect of future periods will be evaluated by the Board of Directors based on circumstances and expectations existing at the time of consideration, and are also subject to the terms of the Series A and Series B Preferred Stock.

Among other terms of the Series A and Series B Preferred Stock, the Series A and Series B Preferred Stock generally prohibits the Company from paying distributions on common stock or redeeming common stock unless all accrued and unpaid dividends on the Series A and Series B Preferred Stock are paid in cash for all past dividend periods and the dividend for the current dividend period is also paid in cash. There are certain exceptions for the payment dividends on common stock
WLT 9/30/2020 10-Q – 52

required for the Company to maintain its REIT qualification, special circumstances redemptions of common stock and redemptions of common stock that are funded with proceeds from issuances of common stock under the Company's DRIP.

Item 2. Unregistered Sales of Equity Securities.

None
WLT 9/30/2020 10-Q – 53

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
WLT 9/30/2020 10-Q – 54

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watermark Lodging Trust, Inc.
Date:	November 12, 2020
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	November 12, 2020
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

WLT 9/30/2020 10-Q – 55

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
WLT 9/30/2020 10-Q – 56