Form 10-K
period 2020-12-31
Watermark Lodging Trust, Inc.
filed 2021-03-12
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 154,860,839 and 61,175,258 of Class A and Class T shares, respectively, of outstanding common stock at June 30, 2020.
As of March 5, 2021, there were 167,466,774 shares of Class A common stock and 61,096,230 shares of Class T common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Explanatory Note

Watermark Lodging Trust, Inc. ("WLT" or the “Company”) is the legal successor of Carey Watermark Investors 2 Incorporated (“CWI 2”). On April 13, 2020, a direct, wholly-owned subsidiary (“Merger Sub”) of CWI 2 merged with and into Carey Watermark Investors Incorporated (“CWI 1”) in an all-stock transaction in which the former stockholders of CWI 1 became stockholders of CWI 2 (the “Merger”). After giving effect to the Merger, CWI 1 became a wholly-owned subsidiary of CWI 2 and CWI 2 changed its name to WLT. Immediately after the completion of the Merger, the former stockholders of CWI 1 owned approximately 60%, and the former stockholders of CWI 2 owned approximately 40%, of the outstanding common stock of WLT. Concurrently with the closing of the Merger, CWI 2 completed an internalization transaction through which it became self-managed.

For accounting and financial reporting purposes, the Merger is treated as a reverse acquisition. The financial information for WLT, as set forth herein, has been prepared on a basis consistent with the foregoing and reflects CWI 1 as the accounting acquirer. Consequently, the historical financial information included herein as of any date, or for any periods prior to April 13, 2020 (the closing date of the Merger), is the pre-Merger financial information of CWI 1. The results of operations of CWI 2, as the acquired company for accounting and financial reporting purposes, are incorporated into WLT effective April 13, 2020. See Note 3 of the financial statements included in this Report for more information.

As used throughout this document, the terms "WLT," the "Company," "we," "our" and "us" mean:

•WLT beginning April 13, 2020, following the closing of the Merger; and
•CWI 1 on a standalone basis for all periods prior to the closing of the Merger on April 13, 2020.

The term “CWI 2” refers to CWI 2 on a standalone basis for all periods prior to the closing of the Merger.

Accordingly, comparisons of the period to period financial information of WLT as set forth herein with those of CWI 1 and CWI 2 may not be meaningful.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements regarding: the impact of the Merger (as defined herein) and management internalization that occurred in April 2020, the impact of the July Capital Raise (as defined herein), our expectations regarding the impacts on our business of the novel coronavirus (“COVID-19”) pandemic and the impact of hurricanes and other natural disasters on certain hotels, including the condition of the properties and cost estimates. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors of this Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.
WLT 2020 10-K – 3

PART I

Item 1. Business.

General Development of Business

Overview

Watermark Lodging Trust, Inc. (“WLT”), formerly known as Carey Watermark Investors 2 Incorporated (“CWI 2”), is a self-managed, publicly owned, non-traded real estate investment trust (“REIT”) that, together with its consolidated subsidiaries, invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. As of December 31, 2020, substantially all of our assets and liabilities are held by, and all of our operations are conducted through, CWI 2 OP, LP (the “Operating Partnership”) and we are a general partner and a limited partner of, and own a 99.0% capital interest in, the Operating Partnership. Watermark Capital Partners, LLC (“Watermark Capital”), which is 100% owned by Mr. Michael G. Medzigian, our Chief Executive Officer, holds the remaining 1.0% in the Operating Partnership as of December 31, 2020. In order to qualify as a REIT, we cannot operate hotels directly; therefore, we lease our hotels to our wholly-owned taxable REIT subsidiaries (“TRSs” and collectively the “TRS lessees”). As of December 31, 2020, we held ownership interests in 31 hotels, with a total of 9,615 rooms.

On April 13, 2020, we executed a business combination transaction in which a direct, wholly-owned subsidiary (“Merger Sub”) of CWI 2 merged with and into Carey Watermark Investors Incorporated (“CWI 1”) in an all-stock transaction (the “Merger”), and we became self-managed, discussed in further detail below. Prior to the transaction, we were managed by Carey Lodging Advisors, LLC (the “Former Advisor”), an indirect subsidiary of W. P. Carey Inc. (“WPC”). The Former Advisor managed our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that managed our hotels. CWA, LLC (the “CWI 1 Subadvisor”), a subsidiary of Watermark Capital, provided services to the Former Advisor, primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that managed the day-to-day operations of our hotels. In addition, the CWI 1 Subadvisor provided us with the services of our Chief Executive Officer, subject to the approval of our independent directors. Prior to the Merger and internalization of management discussed below, we had no employees. As of December 31, 2020, we had 29 employees.

Merger of CWI 1 and CWI 2

On April 13, 2020, the Merger was completed in an all-stock transaction to create WLT. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of October 22, 2019 (as amended, the “Merger Agreement”), by and among CWI 2, CWI 1 and Merger Sub.

In accordance with the Merger Agreement, at the effective time of the Merger (the “effective time”) each issued and outstanding share of CWI 1’s common stock (or fraction thereof), $0.001 par value per share (“CWI 1 common stock”), was converted into the right to receive 0.9106 shares (the “exchange ratio”) of WLT Class A common stock, $0.001 par value per share (“WLT Class A common stock”). Also at the effective time, all restricted stock units (“RSUs”) of CWI 1 outstanding and unvested immediately prior to the effective time were converted into an RSU of WLT with respect to a whole number of shares of WLT Class A common stock equal to (i) the number of shares of CWI 1 common stock subject to such unvested RSU of CWI 1, multiplied by (ii) the exchange ratio.

Immediately following the effective time of the Merger, the internalization of the management of the Company (the “Internalization”) was consummated pursuant to the Internalization Agreement, dated as of October 22, 2019 (as amended, the “Internalization Agreement”), by and among CWI 1, CWI OP, LP, the Operating Partnership, WPC, Carey Watermark Holdings, LLC, CLA Holdings, LLC, Carey REIT II, Inc., WPC Holdco LLC, Carey Watermark Holdings 2, LLC, the Former Advisor, Watermark Capital, the CWI 1 Subadvisor and CWA2, LLC (the “CWI 2 Subadvisor” and together with CWI 1 Subadvisor, the “Subadvisors”).

In accordance with the Internalization Agreement, CWI OP, LP and the Operating Partnership redeemed the special general partnership interests held by Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC in CWI OP, LP and the Operating Partnership, respectively (the “Redemption”). As consideration for the Redemption and the other transactions contemplated by the Internalization Agreement, WLT or the Operating Partnership (as applicable) issued equity consisting of (x) 2,840,549 shares of WLT Class A common stock, to affiliates of WPC, (y) 1,300,000 shares of WLT Series A preferred
WLT 2020 10-K – 4

stock, $0.001 par value per share, to affiliates of WPC, with a liquidation preference of $50.00 per share ($65,000,000 in the aggregate) (Note 15), and (z) 2,417,996 limited partnership units in the Operating Partnership, to affiliates of Watermark Capital. Following the Redemption, Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC have no further liability or obligation pursuant to the limited partnership agreements of CWI OP, LP or the Operating Partnership, respectively.

Immediately following the Redemption, the existing advisory agreements, as amended, between CWI 1 or CWI 2 (as applicable) and the Former Advisor, and the existing sub‑advisory agreements, as amended, between the Former Advisor and the Subadvisors (as applicable), were automatically terminated. The secured credit facilities entered into by CWI OP, LP or the Operating Partnership (as applicable) as borrower, and CWI 1 or CWI 2 (as applicable) as guarantor, with WPC as lender, each matured at the time of the expiration of such existing advisory agreements and the applicable loan agreements and loan documents were terminated. Neither CWI 1 nor CWI 2 had any outstanding obligations under the respective facilities.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic and COVID-19 has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand was dramatically reduced. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

July 2020 Capital Raise

On July 21, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with ACP Watermark Investment LLC (the “Purchaser”) and, solely with respect to a guaranty, certain other parties thereto. Pursuant to the Purchase Agreement, the Company issued and sold to the Purchaser 200,000 shares of 12% Series B Cumulative Redeemable Preferred Stock, liquidation preference $1,000.00 per share (the “Series B Preferred Stock”), and warrants (the “Warrants”) to purchase 16,778,446 units of limited partnership interest of the Operating Partnership (“OP Units”) (“Warrant Units”), for an aggregate purchase price of $200.0 million (the “July Capital Raise”). See Note 15 for additional information on the Series B Preferred Stock and Warrants.

The Purchaser has also committed to provide, upon satisfaction of certain conditions, up to an additional $250.0 million to purchase additional shares of the Series B Preferred Stock during the 18 months following the consummation of the July Capital Raise, of which $150.0 million is allocated to working capital needs and other general corporate purposes and $100.0 million is allocated to approved acquisitions. The July Capital Raise closed on July 24, 2020. The Series B Preferred Stock generally prohibits the Company from paying distributions on common stock or redeeming common stock unless the Company has first paid all accrued dividends (and dividends thereon) on the Series B Preferred Stock in cash for all past dividend periods and the current dividend period. There are certain exceptions for the payment of dividends on common stock required for the Company to maintain its REIT qualification, special circumstances redemptions of common stock and redemptions of common stock that are funded with proceeds from issuances of common stock under the Company's distribution reinvestment plan. The Warrants are entitled to participate in all distributions paid in respect of our common stock on an as-exercised basis. Additionally, the Company appointed two designees of the Purchaser as members of the Board of Directors at the closing of the July Capital Raise.

The Series B Preferred Stock ranks, with respect to rights to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company, senior to our common stock and on parity with our Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”). The holders of shares of Series B Preferred Stock will be entitled to receive, when, as and if authorized by the Board and declared by the Company, out of funds legally available for the payment of dividends, cumulative dividends per each share of Series B Preferred Stock at the rate of 12% per annum of the liquidation preference per share of Series B Preferred Stock. Dividends will be paid in cash or in the form of additional shares of Series B Preferred Stock (“PIK Shares”) with the value thereof equal to the liquidation preference of such shares, at the option of the Company. Dividends on each share of Series B Preferred Stock (including any PIK Shares) will accrue on the then-applicable liquidation preference thereof and on all accrued and unpaid dividends on a daily basis and compound quarterly at a rate equal to the dividend rate. The initial 12% dividend rate is subject to increase by an additional 4% per annum upon certain events of default by the Company, as provided in the Articles Supplementary governing the Series B Preferred Stock which is filed as an exhibit to this Report.

If at any time any PIK Shares are outstanding or there are any accrued and unpaid dividends, the Company may not pay or set aside dividends with respect to our Common Stock, or redeem, purchase or otherwise acquire Common Stock, in each case, subject to certain exceptions.
WLT 2020 10-K – 5

On the fifth anniversary of the closing of the July 2020 Capital Raise, the Company is required to redeem all shares of Series B Preferred Stock at a redemption price, payable in cash, equal to the then applicable liquidation preference plus all accrued and unpaid dividends (including dividends on PIK shares). The Company, at its option, may redeem for cash, in whole or in part from time to time, any or all of the outstanding shares of Series B Preferred Stock upon giving the notice described in the Articles Supplementary at a price determined in the Articles Supplementary. If the Company undergoes a Fundamental Change (as defined in the Articles Supplementary), holders of shares of Series B Preferred Stock may require the Company to repurchase any or all of such shares of Series B Preferred Stock for a cash purchase price equal to the then-applicable optional redemption price. If the Company fails to redeem in full, in cash, all the shares of Series B Preferred Stock required or sought by holders to be redeemed pursuant to the Articles Supplementary by the applicable deadline (i) the dividend rate will immediately be increased by 4% (unless an increase rate is already then in effect), (ii) no further dividends or distributions on, and no purchases of, Junior Stock will be permitted, subject to certain exceptions, and (iii) the initial purchaser of the Series B Preferred Stock and its affiliates and permitted transferees will have the right to require the Company to sell certain assets and properties of the Company for net proceeds in an amount sufficient to pay all unpaid redemption amounts due, subject to the conditions specified in the Articles Supplementary.

Except for the rights expressly conferred by the Articles Supplementary or as required by the Maryland General Corporation Law, the holders of the outstanding shares of Series B Preferred Stock will not be entitled to (i) vote on any matter, or (ii) receive notice of, or to participate in, any meeting of stockholders at which they are not entitled to vote. The vote or consent of the majority holders of the Series B Preferred Stock is required for certain corporate actions of the Company, including with respect to certain amendments to the governing documents of the Company and the Operating Partnership, the authorization or creation of additional preferred stock or more senior stock, certain incurrences of corporate indebtedness and certain sales of assets of the Company, as more fully described in the Articles Supplementary.

Estimated Net Asset Value

In November 2020, we announced that our estimated net asset value (“NAV”) as of September 30, 2020 has been determined to be $5.51 per share of Class A common stock and $5.45 per share of Class T common stock, based on shares outstanding at September 30, 2020.

Narrative Description of Business

General

We are a publicly owned, non-traded REIT that strives to create value in the lodging industry with a focus on building and enhancing the value of a portfolio of interests in lodging and lodging related investments. We employ value-added strategies, such as re-branding, renovating, expanding or changing hotel operators, when we believe such strategies will increase the operating results and values of the hotels we acquire. We regularly review the hotels in our portfolio to ensure that they continue to meet our investment criteria. If we were to conclude that a hotel’s value has been maximized, or that it no longer fits within our financial or strategic criteria, we may seek to sell the hotel and use the net proceeds for investments in our existing or new hotels, or to reduce our overall leverage. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel operators in all aspects of our hotels' operations, including advising and making recommendations regarding property positioning and repositioning, revenue and expense management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. We believe that we can add significant value to our portfolio through our intensive asset management strategies. Our executive and asset management teams have significant experience in hotels, as well as in creating and implementing innovative asset management initiatives.

Our business was significantly impacted by the COVID-19 pandemic and the material reduction in demand experienced by our hotels and the lodging industry generally. See “Risk Factors - Risk Related to our Business and Operations - The effects of the COVID-19 pandemic continue to materially and adversely affect us and they are expected to continue to do so for the foreseeable future.”

As a REIT, we are allowed to own lodging properties, but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases with certain of our subsidiaries organized as TRSs. The TRS lessees in turn contract with independent property operators that manage the day-to-day operations of our properties.

WLT 2020 10-K – 6

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

Our Portfolio

As of December 31, 2020, our portfolio was comprised of our full or partial ownership in 31 hotels with 9,615 guest rooms, all located in the United States. See Item 2. Properties.

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

Financing Strategies

As of December 31, 2020, our hotel portfolio, including both the hotels that we consolidate in our financial statements (“Consolidated Hotels”) (as further discussed in Note 5) and the hotels that we record as equity investments in our financial statements (“Unconsolidated Hotels”) (as further discussed in Note 6), was 63% leveraged. Our organizational documents permit us to incur leverage of up to 75% of the total costs of our investments or 300% of our net assets (whichever is less), or a higher amount with the approval of a majority of our independent directors.

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

WLT 2020 10-K – 7

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

In addition, our hotel properties are subject to state and local health and safety laws, regulations and mandates relating to their operations in light of the COVID-19 pandemic.

Human Capital Resources

We had no employees prior to the Internalization in April 2020. As part of the Internalization, we hired substantially all of the former employees of Watermark Capital and a number of the former employees of WPC that had performed services for us. Due to the significant business disruption caused by the COVID-19 pandemic, we implemented reductions in our workforce and certain of our senior executives and members of our board of directors deferred or waived portions of the cash compensation to which they were otherwise entitled in 2020. We made awards of restricted stock to key employees as means of incentivizing and retaining them. As of December 31, 2020, we had 29 employees.

The third party operators that manage our hotels are generally responsible for hiring and maintaining the labor force at the hotels. The operators implemented significant furloughs of hotel personnel in 2020 due to governmental shutdowns and lack of demand attributable to the COVID-19 pandemic.

Corporate Information

Our principal executive offices are located at 150 North Riverside Plaza, Chicago, Illinois 60606.

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as any amendments to those reports, are available for free on our website, http://www.watermarklodging.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. We are providing our website address solely for the information of investors and do not intend for it to be an active link. We do not intend to incorporate the information contained on our website into this Report or other documents filed with or furnished to the SEC.

Our Code of Business Conduct and Ethics, which applies to all of our officers, including our chief executive officer and chief financial officer, and our directors, is available on our website at http://www.watermarklodging.com. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers.

Item 1A. Risk Factors.

Our business, results of operations, financial condition, liquidity and ability to pay distributions could be materially adversely affected by various risks and uncertainties, including the conditions discussed below. These risk factors may affect our actual operating and financial results and could cause such results to differ materially from our expectations as expressed in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically and we cannot assure you that the factors described below list all risks that may become material to us at any later time.

Risks Related to Our Business and Operations

The effects of the COVID-19 pandemic materially and adversely affected us, and are expected to continue to do so for the foreseeable future.

The full extent of the effects of the COVID-19 pandemic on the Company's business for the foreseeable future cannot be
WLT 2020 10-K – 8

predicted with certainty. As of the date of this Report, the majority of our 31 hotels are operating at significantly reduced levels of occupancy, staffing and expenses, and operations at one hotel remain fully suspended. The Company has incurred and will continue to incur significant costs related to the reductions in service at the hotels, primarily as a result of employee terminations or furlough arrangements.

As discussed further below under “Risks Related to Our Indebtedness and Financing Arrangements,” we have substantial indebtedness. We have sought relief from all of our lenders to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of December 31, 2020, we have effectively entered into cash management agreements with the lenders on 27 of our 29 Consolidated Hotel mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. In addition, of the $2.2 billion of indebtedness outstanding as of December 31, 2020 for our Consolidated Hotels, approximately $811.4 million is scheduled to mature during the 12 months after the date of this Report. This indebtedness is non-recourse mortgage indebtedness. If the Company's lenders do not provide covenant relief or if the Company is unable to repay, refinance or extend any such indebtedness, the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender.

The Company expects that its operations for the foreseeable future will continue to be significantly impacted by the COVID-19 pandemic. Even when all of our hotels are able to reopen fully, we expect demand for our hotels to recover slowly and over time. The time it takes for our hotels to recover will be impacted by, among other matters, the spread of COVID-19, resurgences and new strains of COVID-19, the fear of its spread, and government and/or company-imposed quarantines, restrictions on and increased regulation of hotel operations, and limitations on travel and large gatherings. In addition, the distribution of the COVID-19 vaccines and their impact on the COVID-19 pandemic will be factors in the recovery of our hotels, including the vaccines’ actual or perceived effectiveness, rate of deployment by state, federal and local governments, general acceptance by the public, effect on public and government attitudes toward quarantines, and restrictions on travel, businesses and consumers. In addition, resurgences of COVID-19 in certain areas where our hotels are located may cause us to have to suspend operations at hotels that have remained open or reopened until the resurgence subsides. The Company has already incurred and may incur additional or continuing material costs to reconfigure the layout of its properties, add cleaning services and systems, and take other steps to seek to address customer concerns. Additionally, the disruption to our business caused by the COVID-19 pandemic has led and may continue to lead to triggering events that may indicate that the carrying value of certain of our assets, including investments in real estate, equity investments in real estate, and intangibles, may not be recoverable, resulting in impairment charges.

These and other effects of the COVID-19 pandemic are materially and adversely affecting our current business, results of operations, financial condition, cash flows, ability to meet financial covenants under financing arrangements, ability to pay dividends and asset valuations, and they are expected to continue to do so for the foreseeable future. The severity of the impact will depend on the duration of these conditions and on recovery in the travel and lodging industry.

The Company’s financial condition and results of operations will depend on access to cash flow and additional financing.

The ability of the Company to execute its near- and longer-term business strategy depends on access to an appropriate blend of cash flow from our hotel operations, financing to address upcoming debt maturities, and potentially additional equity financing, joint venture financing and asset sales, the availability of which will be affected by the performance of our hotel portfolio as well as general market and economic conditions and other factors, many of which are beyond our control. The COVID-19 pandemic has resulted in severe volatility and disruption in the financial markets for companies in the lodging sector. There can be no guarantee that financing will be available in sufficient amounts, on favorable terms or at all, to enable the Company to refinance upcoming debt maturities. While the Company may require the purchaser of its Series B Preferred Stock in the July Capital Raise to purchase additional shares of Series B Preferred Stock to fund working capital needs, the Company must satisfy certain customary closing conditions at the times of such additional purchases, and there is no assurance that the Company may be able to do so. If we are unable to repay, refinance or extend maturing mortgage loans, the lenders may declare events of default and seek to foreclose on the underlying hotels. In addition, if we fail to meet cash flow-related covenants in our loans, which has occurred with respect to 27 of our 29 mortgage loans, as discussed above, the lender typically has the right to impose cash management restrictions that limit our ability to use the cash generated on the affected properties. Any such consequences could negatively affect our results of operations, financial condition, cash flows, ability to pay dividends and asset valuations.

WLT 2020 10-K – 9

The lodging industry is highly sensitive to trends in business and personal travel.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product. The lodging industry is also sensitive to business and personal discretionary spending levels. The COVID-19 pandemic has materially adversely affected corporate budgets and consumer demand for travel and lodging. These trends are likely to continue. In particular, industry experts predict that business travel and group travel will be slower to recover than personal leisure travel. Most of our hotels have historically derived a significant portion of their business from business travel and group travel. The COVID-19 pandemic caused a significant decline in demand for our products and services. We cannot predict how long reduced demand will continue or its effect on occupancy levels and room rates. A continuing significant reduction in occupancy for room rates would continue to adversely impact our revenues and have a negative effect on our profitability.

We are subject to various operating risks common to the lodging industry.

Our hotel properties and lodging facilities are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the risk described under this section “Risk Factors” and the following:

•competition from other hotel properties or lodging facilities in our markets;
•over-building of hotels in our markets, which would adversely affect occupancy and revenues at our hotels;
•dependence on business and commercial travelers and tourism both of which have been materially adversely affected by the COVID-19 pandemic;
•increases in energy costs and other expenses, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
•increases in operating costs due to inflation and other factors that may not be offset by increased room rates;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances, and the related compliance costs of such changes;
•adverse effects of international, national, regional and local economic and market conditions;
•unforeseen events beyond our control, such as terrorist attacks, travel related health concerns (including pandemics and epidemics such as COVID-19), political instability, governmental restrictions on travel, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents, climate change and unusual weather patterns (including natural disasters such as hurricanes, wildfires, tsunamis or earthquakes);
•adverse effects of a downturn in the lodging industry;
•the seasonal nature of resort properties, which may cause fluctuations in our quarterly results; and
•risks generally associated with the ownership of hotel properties and real estate, as discussed in other risk factors.

These risks could reduce our net operating profits, which in turn could adversely affect our ability to meet our obligations and make distributions to our stockholders.

We are subject to the risks of brand concentration.

Twenty-three of our 31 hotels utilize brands owned by Marriott. As a result, our success is dependent in part on the continued success of their brands. A negative public image or other adverse event that affects those brands, such as business difficulties arising from the COVID-19 pandemic or the widely publicized cybersecurity incident that affected Marriott hotels in recent years, could adversely affect hotels operated under those brands. If a brand suffers a significant decline in appeal to the traveling public, the revenues and profitability of our hotels operated under that brand could be adversely affected.

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

WLT 2020 10-K – 10

We own hotels pursuant to ground leases, which could materially and adversely affect us.

We lease the land underlying four of our hotels and one parking lot at another hotel from third-parties as of December 31, 2020. Purchasers may be disinterested in buying, and lenders may be disinterested in financing, properties subject to a ground lease, or lenders may condition any financing on receiving lender protection that the ground lessor is unwilling to provide. Accordingly, we may find it difficult to sell or finance a property subject to a ground lease, or may receive less proceeds in a sale or financing. To the extent that we are unable to sell or finance a hotel, or the proceeds of a sale or financing are decreased due to the existence of a ground lease, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

We could have property losses that are not covered by insurance.

Our property insurance policies provide that all of the claims from each of our hotels resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. If the total value of the loss exceeds the aggregate limits available, each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy. We may incur losses in excess of insured limits, and as a result, may be even less likely to receive sufficient coverage for risks that affect multiple properties, such as earthquakes or catastrophic terrorist acts. Further, in the event a hotel is significantly damaged due to a casualty, restoring it may require compliance with updated zoning and use laws, which would likely be more restrictive and expensive, and could result in not being able to rebuild the hotel as it previously existed. In addition, catastrophic losses, such as those from successive or massive hurricanes or wildfires, could make the cost of insuring against such types of losses prohibitively expensive or difficult to obtain. Risks such as war, catastrophic terrorist acts, nuclear, biological, chemical or radiological attacks, climate change, pandemics and some environmental hazards may be deemed to fall completely outside the general coverage limits of our policies, may be uninsurable or may be too expensive to justify insuring against. We are in contact with our insurance carriers regarding coverage related to losses caused by the COVID-19 pandemic. Although there has been no final determination regarding insurance coverage related to losses caused by the COVID-19 pandemic, we understand that insurance carriers have generally been taking the position that losses caused by the COVID-19 pandemic are not insured. We intend to exercise our rights and remedies to the fullest extent possible in order to obtain insurance coverage related to losses caused by the COVID-19 pandemic, although any recovery is uncertain.

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

We face possible risks associated with the physical effects of climate change.

We are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and fires, any of which could have a material adverse effect on our hotels, operating results and cash flows. To the extent climate change causes changes in weather patterns, increases in storm intensity could occur, and rising sea-levels causing damage to our hotels in coastal markets. Our hotel properties in Florida, Louisiana and California were adversely impacted by hurricanes, storms and wildfires in recent years. We could become subject to significant
WLT 2020 10-K – 11

losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotels, financial position, operating results or cash flows.

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

From time to time, we have and may continue to participate in joint ventures to purchase assets. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property or the joint venture. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture investment in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Further, if we have a fiduciary obligation to a co-investor it may conflict with our duties to our stockholders and any such conflict may result in a less favorable outcome to our stockholders.

We may have difficulty selling our properties, potentially resulting in a lack of liquidity.

Real estate investments are generally less liquid than many other financial assets. The real estate market is affected by general economic conditions, availability of financing, interest rates and other factors beyond our control. The COVID-19 pandemic generally reduced the number of transactions taking place for lodging properties. Some of the other factors that could restrict our ability to sell properties include, but are not limited to:

•inability to agree on a favorable price or on favorable terms;
•restrictions on transfer imposed by lenders, franchisors, managers and other third parties;
•the availability of financing for buyers of hotels; property condition, including environmental issues; and
•lack of funds to correct defects or make improvements necessary for a sale.

Our inability to sell properties may result in our being unable to raise proceeds needed to repay maturing debt or in our owning lodging facilities that no longer fit within our business strategy. Holding these properties or selling them at a loss may affect our earnings and, in turn, could adversely affect the value of our portfolio. These factors could have a material adverse effect on our results of operations and financial condition, as well as our ability to pay distributions to stockholders.

Potential liability for environmental matters could adversely affect our financial condition.

Owners of real estate are subject to numerous federal, state and local environmental laws and regulations. Under these laws and regulations, a current or former owner of real estate may be liable for costs of remediating hazardous substances found on its property, whether or not they were responsible for its presence. Although we subject our properties to an environmental assessment prior to acquisition, we may not be made aware of all the environmental liabilities associated with a property prior to its purchase, or we or a subsequent owner may discover hidden environmental hazards after acquisition. The costs of investigation, remediation or removal of asbestos and hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could expose us to liability for third party claims and/or adversely affect our ability to sell the property or to borrow using the property as collateral.
WLT 2020 10-K – 12

Environmental laws may also impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures that may be material.

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

We are subject to general risks associated with the employment of hotel personnel.

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

We and our independent hotel operators rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our independent hotel operators purchase some of our information technology from third-party vendors. Although we and our independent hotel operators have taken steps to protect the security of our information systems and the data maintained in those systems, our independent hotel operators have encountered information technology issues in the past and it is possible that such safety and security measures will not be able to prevent improper system functions, damage or the improper access or disclosure of personally identifiable information. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

WLT 2020 10-K – 13

We depend on the ability of the independent hotel operators to operate and manage our hotels.

As a REIT, we are allowed to own lodging properties, but are prohibited from operating them. Therefore, in order for us to satisfy certain REIT qualification rules, we enter into leases with the TRS lessees for each of our lodging properties. The TRS lessees in turn contract with independent hotel operators that manage the day-to-day operations of our properties. We may be limited in our ability to direct the actions of the independent hotel operators, particularly with respect to daily operations. Thus, even if we believe that our lodging properties are being operated in an unsatisfactory manner, we may not have sufficient rights under a particular property operating agreement to force the property operator to change its method of operation. Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders are, therefore, substantially dependent on the ability of the property operators to successfully operate our hotels. Some of our operating agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of substantial termination fees. Replacing a property operator may also result in significant disruptions at the affected hotels.

Our hotel management and franchise agreements limit operating flexibility.

We have entered into franchise or license agreements with nationally recognized lodging brands for most of our hotels. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of our properties and our ability to make property improvements, in order to maintain uniformity within the franchise system. The franchisors also periodically inspect our properties to ensure that we maintain their standards. As a condition to the maintenance of a franchise license, a franchisor could also require us to make capital expenditures, even if we do not believe the improvements are necessary or desirable. A breach of the standards or other terms and conditions of the franchise agreements could result in the loss or termination of a franchise license. In addition, when terminating or changing the franchise affiliation of a property, we may be required to incur significant expenses or capital expenditures.

The loss of a franchise license and associated brand recognition and marketing support could have a material adverse effect upon the operations or the underlying value of the property and could materially and adversely affect our results of operations, financial position and cash flows, including our ability to service debt and make distributions to our stockholders.

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

We also face competition for investment opportunities. We face competition from other REITs, national lodging chains and other entities that may have substantially greater financial resources than us. If we are unable to compete successfully in the acquisition and management of our lodging properties, our results of operation and financial condition may be adversely affected and may reduce the cash available for distribution to our stockholders.

Risks Related to Our Indebtedness and Financing Arrangements

We are subject to risks from having substantial indebtedness and redeemable preferred stock.

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. As discussed elsewhere in this Report in “Liquidity and Capital Resources,” as of the date of this Report, we have executed loan modifications on 24 of our 29 Consolidated Hotel mortgage loans, aggregating $1.9 billion of indebtedness, which had resulted in a temporary deferral of interest and principal payments and/or the granting of temporary covenant relief, which generally lasted for periods ranging from three months to four months. Although these loan modifications have generally expired, we are continuing to work with our lenders on longer-term modifications that will help preserve our liquidity. In addition, we refinanced or extended the maturity date of six Consolidated Hotel mortgage loans, aggregating $467.1 million of indebtedness, to address loans with near-term mortgage maturities. As of December 31, 2020, we have effectively entered into cash management agreements with the lenders on 27 of
WLT 2020 10-K – 14

our 29 Consolidated Hotel mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement.

We have determined that we are likely to be unable to satisfy certain covenants in the future on most, if not all, of our mortgage loans depending on the length of the COVID-19 pandemic and its continuing effects on the travel and lodging industry and we may seek additional relief from our lenders; however, there is no assurance that we will obtain such further relief, and even if we do, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections related to the mortgage loans.

Of the aggregate $2.2 billion of indebtedness outstanding as of December 31, 2020 for our Consolidated Hotels, approximately $811.4 million is scheduled to mature during the 12 months after the date of this Report. If we are unable to repay, refinance or extend maturing mortgage loans, or if we breach a covenant and do not get a waiver from the applicable lenders, the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender. If an event of default were to occur, we may need to continue seeking to raise capital through asset sales or strategic financing transactions, potentially on unfavorable terms, but there is no assurance as to the certainty or timing of any such transactions. Any such consequences could negatively affect our results of operations, financial condition, cash flows, ability to pay dividends, and asset valuations.

In addition to our indebtedness, we have $65.0 million aggregate liquidation preference of Series A Preferred Stock and $200.0 million aggregate liquidation preference of Series B Preferred Stock outstanding. The Series A Preferred Stock and the Series B Preferred Stock are redeemable at the option of the respective holders thereof under certain circumstances, including in connection with certain change of control and other extraordinary corporate transactions. The holders of the Series A Preferred Stock also have the option to require us to redeem 25% of the then-outstanding shares in each of April 2022 and April 2023, and the remaining shares in April 2024. The holders of the Series B Preferred Stock have the option to require us to redeem 100% the then-outstanding shares in July 2025. If we fail to redeem in full, in cash, all the shares of Series B Preferred Stock required or sought by holders to be redeemed by the applicable deadline (i) the dividend rate will immediately be increased by 4% (unless an increased rate is already then in effect), (ii) no further dividends or distributions on, and no purchases of, common stock will be permitted, subject to certain exceptions, and (iii) the initial purchaser of the Series B Preferred Stock and its affiliates and permitted transferees will have the right to require us to sell certain assets and properties for net proceeds in an amount sufficient to pay all unpaid redemption amounts due, subject to the conditions specified in the Articles Supplementary governing the Series B Preferred Stock. There can be no assurance that we will have sufficient funds available when needed to satisfy our redemption obligations under the Series A Preferred Stock and the Series B Preferred Stock.

Our debt incurrence may subject us to an increased risk of loss.

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

Our financial condition and ability to make distributions may be adversely affected by availability and terms of financing.

A reduction in available financing or increased interest rates for real-estate related investments may impact our financial condition by increasing our cost of borrowing, reducing our overall leverage (which may reduce our returns on investment) and making it more difficult for us to refinance maturing debt or obtain financing for ongoing acquisitions. The COVID-19 pandemic has adversely affected the availability of financing for lodging assets and will continue to do so for the foreseeable future.

The anticipated replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.

In July 2017, the U.K. Financial Conduct Authority, which regulates London Interbank Offered Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In December 2020, ICE Benchmark Association, the administrator of LIBOR, published a consultation regarding its intention to cease publication of U.S dollar
WLT 2020 10-K – 15

LIBOR after June 2023. As of December 31, 2020, $345.7 million of our outstanding debt was floating rate debt. We are unable to predict the timing or effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United States, the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us on our overall financial condition or results of operations.

Risks Related to Our Common Stock

The Company has suspended distributions and redemptions and future distributions and redemptions are restricted.

In light of the impact that the COVID-19 pandemic has had on our business, we have suspended distributions on and redemptions of our common stock. Requests for special circumstances redemptions may continue to be submitted, however, all such requests will be deferred until our Board of Directors approves considering them again. If any special circumstances redemptions are approved at that time, we currently expect they will be effectuated at a redemption price equal to 95% of the then most recent NAV. Distributions and redemptions in respect of future periods will be evaluated by the Board of Directors based on circumstances and expectations existing at the time of consideration, and are also subject to the terms of the Series A and Series B Preferred Stock.

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

The terms of our outstanding preferred equity securities could adversely affect our common stockholders and result in conflicts of interest.

As of December 31, 2020, we have $65.0 million aggregate liquidation preference of Series A Cumulative Redeemable Preferred Stock and $200.0 million aggregate liquidation preference of 12% Series B Cumulative Redeemable Preferred Stock outstanding. The purchaser of the outstanding Series B Preferred Stock has committed to purchase up to an additional $250 million aggregate liquidation preference of Series B Preferred Stock during the 18 months after the initial purchase in July 2020, subject to the satisfaction of certain conditions. Upon liquidation, holders of our Series A and Series B Preferred Stock will receive a distribution of our available assets before holders of our common stock. Our Series A and Series B Preferred Stock also has a preference on periodic dividends and limits our ability to make distributions to holders of shares of our common stock and to redeem shares of our common stock. The holders of our Series A Preferred Stock and our Series B Preferred Stock are currently entitled to elect two directors per series to our board of directors. Each of the current holders of the Series A and Series B Preferred Stock holds interests in other hotels or hotel companies that may compete with us; therefore, their director representatives on our board may face conflicts of interest with respect to certain business matters. The terms of each of the Series A Preferred Stock and the Series B Preferred Stock also require that we redeem the shares at certain dates or upon the occurrence of certain events. See Note 15 for a more complete description of our Series A Preferred Stock and Series B Preferred Stock. We cannot predict whether we may issue additional preferred stock in the future. These and other terms of our outstanding Series A and Series B Preferred Stock and additional preferred stock that we may issue in the future could adversely affect our common stockholders and result in conflicts of interest between our common and preferred stockholders, and for the directors elected by our preferred stockholders to our board.

Our NAVs may not be indicative of the price at which our shares would trade if they were listed on an exchange or actively traded by brokers.

The valuation methodologies underlying our NAVs involve subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAVs if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. Our NAVs may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved or (iii) the value of our portfolio at the time you dispose of your shares.

WLT 2020 10-K – 16

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

Our common stockholders do not have preemptive rights to any shares of common stock issued by us in the future. The purchasers of our Series B Preferred Stock in the July 2020 Capital Raise also acquired warrants to purchase 16,778,446 operating partnership units in our Operating Partnership at an exercise price of $0.01 per unit, which is equivalent to 6.75% of our fully diluted common equity as of the closing of the July 2020 Capital Raise. The warrants are entitled to participate in all distributions on our common stock, on an as-exercised basis. Therefore, (i) if the 16,778,446 warrants are exercised, (ii) when we sell shares of common stock in the future, including those issued pursuant to our DRIP, (iii) when we issue shares of common stock to our independent directors, (iv) when we issue shares of common stock under equity incentive plans or (v) if we issue additional common stock or other securities that are convertible into our common stock, then existing stockholders and investors that purchased their shares in our initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share (which may be less than the per share proceeds received by us in our initial public offering) and the value of our properties and our other investments, existing common stockholders might also experience a dilution in the book value and NAV per share of their investment in us. The exercise of the warrants described above will result in dilution in the book value and NAV per share of our existing common stockholders due to the de minimis exercise price of the warrants.

Our board of directors may change our investment policies or revoke our REIT qualification without stockholder approval, which could alter the nature of your investment.

Except as otherwise provided in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of our directors (including a majority of the independent directors), without the approval of our stockholders. Furthermore, our charter provides that the board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and hotel property market fluctuations. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and we will be subject to federal income tax at regular corporate rates and state and local taxes. Any of the foregoing changes could materially adversely affect our ability to achieve our investment objectives and the returns we generate for our stockholders.

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
WLT 2020 10-K – 17

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

Our NAVs are computed by us in part on information provided to a third party.

Our NAVs are computed by us relying in part upon an annual third-party appraisal of the fair market value of our real estate and third-party estimates of the fair market value of our debt. Any valuation includes the use of estimates. Because NAVs are estimated values and can change as interest rate and real estate markets fluctuate, there is no assurance that a stockholder will realize a particular NAV in connection with any liquidity event.

The lack of an active public trading market for our shares could make it difficult for stockholders to sell shares quickly or at all. We may amend, suspend or terminate our redemption plan without giving our stockholders advance notice.

There is no active public trading market for our shares and we do not expect one to develop. Moreover, we are not required to ever complete a liquidity event. Our share redemption plan is currently suspended and even if it reopens, stockholders should not rely on our redemption plan as a method to sell shares promptly. If the plan is reopened, it will likely continue to include numerous restrictions that will limit stockholders’ ability to sell their shares to us to an overall cap and our board of directors will be able to amend, suspend or terminate the plan without advance notice. Given these limitations, it may be difficult for stockholders to sell their shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the applicable NAV at that time. Investor suitability standards imposed by certain states may also make it more difficult for stockholders to sell their shares to someone in those states.

Risks Related to Our Organization and Structure

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

WLT 2020 10-K – 18

The ownership limit in our charter may discourage an advantageous takeover.

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

Maryland law could restrict a change in control that is in our stockholders’ interest.

Provisions of Maryland law applicable to us prohibit business combinations with:

•any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock, referred to as an interested stockholder;
•an affiliate or associate who, at any time within the two-year period prior to the date in question, was the beneficial owner of, directly or indirectly, 10% or more of the voting power of our then outstanding stock, also referred to as an interested stockholder; or
•an affiliate of an interested stockholder.

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

Tax Risks

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

In particular, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT, and we and our Operating Partnership would be subject to corporate-level taxes that would reduce our cash available to pay distributions.

If we fail to remain qualified as a REIT, we would be subject to federal income tax at corporate income tax rates, would not be able to deduct distributions to stockholders and may have to take unfavorable actions.

WLT 2020 10-K – 19

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code, we will:
•not be allowed a deduction for distributions to stockholders in computing our taxable income;
•be subject to federal and state income tax, including any applicable alternative minimum tax for taxable years ending prior to January 1, 2018, on our taxable income at regular corporate rates; and
•be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

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

If we fail to qualify for taxation as a REIT, we may need to borrow funds or liquidate some investments to pay the additional tax liability. Were this to occur, funds available for investment would be reduced, our leverage would be increased and our future income may be reduced. REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to continue to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will qualify in a given year or remain so qualified.

If we fail to make required distributions, we may be subject to federal corporate income tax.

Quarterly distributions are determined, and subject to adjustment, by our board of directors. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all, or substantially all, of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes or the effect of nondeductible expenditures (e.g., capital expenditures, the creation of reserves, or required debt service or amortization payments). To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We will also be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code. In addition, in order to continue to qualify as a REIT, any C-corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C-corporation’s earnings and profits.

The REIT rules may limit our ability to pursue otherwise attractive opportunities.

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

The REIT rules limit our hedging activities.

The REIT provisions of the Internal Revenue Code limit our ability to hedge assets and liabilities that are not incurred to acquire or carry real estate. Generally, income from hedging transactions that have been properly identified for tax purposes (which we enter into to manage interest rate risk with respect to borrowings to acquire or carry real estate assets) do not
WLT 2020 10-K – 20

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

Limitations imposed by the REIT rules on our use of TRSs may adversely affect us.

Overall, no more than 20% of the value of a REIT’s gross assets may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our portfolio. The Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from C corporations, which could cause investors to perceive investments in REITs to be relatively less attractive.

The maximum U.S. federal income tax rate for certain qualified dividends payable by C corporations to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced qualified dividend rate. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the current corporate tax rate (21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends.

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax.

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state and local taxes on our income and assets, including alternative minimum taxes (for taxable years ending prior to January 1, 2018), (ii) taxes on any undistributed income and state or local income, and (iii) franchise, property, and transfer taxes. Moreover, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

WLT 2020 10-K – 21

Under recently enacted partnership audit rules, for taxable years beginning in 2018, partnership audits are conducted and collected at the partnership level. Unless the partnership makes a specific election or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that partnerships in which we directly or indirectly invest, including the Operating Partnership, would be required to pay additional taxes, interest and penalties as a result of an audit adjustment, which could adversely impact our interest in the partnership even if the taxes are attributable to another partner.

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 21%) on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the date of acquisition is in excess of our then tax basis. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

In addition, although the Merger was intended to be treated as a tax-free reorganization for U.S. federal income tax purposes, if the Merger is determined not to have qualified for such tax-free treatment, or if CWI 1 is determined to have failed to qualify as a REIT for any period prior to the Merger, we could inherit certain tax liabilities of CWI 1 as its successor in the Merger.

Recent changes to U.S. tax laws could have a negative impact on our business.

On December 22, 2017, former President Trump signed a tax reform bill into law, referred to herein as the “Tax Cuts and Jobs Act,” which among other things:

•reduced the corporate income tax rate from 35% to 21% (including with respect to our TRSs);
•reduced the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;
•allowed for an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;
•changed the recovery periods for certain real property and building improvements;
•restricted the deductibility of interest expense by businesses (generally, to 30% of the business’s adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business;
•required the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;
•restricted the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;
•permanently repealed the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;
•required accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;
•eliminated the federal corporate alternative minimum tax;
•reduced the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);
•generally allowed a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income), although regulations restrict the ability to claim this deduction for non-corporate shareholders depending upon their holding period in our stock; and
•limited certain deductions for individuals, including deductions for state and local income taxes, and eliminated deductions for miscellaneous itemized deductions (including certain investment expenses).

WLT 2020 10-K – 22

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

In addition, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. Among other changes, the CARES Act temporarily modified rules relating to net operating losses and interest expense deductions, which could impact the usage by our TRSs of any net operating losses and the deduction of interest by us or our TRSs.

Item 1B. Unresolved Staff Comments.

None.

WLT 2020 10-K – 23

Item 2. Properties.

Our Hotels

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at December 31, 2020:

Hotels	State	Number of Rooms	% Owned	Hotel Type
Consolidated Hotels
Charlotte Marriott City Center	NC	446	100%	Full-Service
Courtyard Nashville Downtown	TN	192	100%	Select-Service
Courtyard Pittsburgh Shadyside	PA	132	100%	Select-service
Courtyard Times Square West	NY	224	100%	Select-service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	Full-Service
Equinox, a Luxury Collection Golf Resort & Spa	VT	199	100%	Resort
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	Resort
Hawks Cay Resort (a)	FL	420	100%	Resort
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	Select-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	Full-service
Hyatt Place Austin Downtown	TX	296	100%	Select-service
Le Méridien Arlington	VA	154	100%	Full-Service
Le Méridien Dallas, The Stoneleigh	TX	176	100%	Full-service
Marriott Kansas City Country Club Plaza	MO	295	100%	Full-service
Marriott Raleigh City Center	NC	401	100%	Full-service
Marriott Sawgrass Golf Resort & Spa	FL	514	100%	Resort
Renaissance Atlanta Midtown Hotel	GA	304	100%	Full-Service
Renaissance Chicago Downtown	IL	560	100%	Full-service
Ritz-Carlton Bacara, Santa Barbara	CA	358	100%	Resort
Ritz-Carlton Fort Lauderdale (b)	FL	198	70%	Resort
Ritz-Carlton Key Biscayne (c)	FL	443	66.7%	Resort
Ritz-Carlton San Francisco	CA	336	100%	Full-Service
Sanderling Resort	NC	128	100%	Resort
San Diego Marriott La Jolla	CA	376	100%	Full-Service
San Jose Marriott	CA	510	100%	Full-Service
Seattle Marriott Bellevue	WA	384	100%	Full-Service
Sheraton Austin Hotel at the Capitol	TX	367	80%	Full-Service
Westin Minneapolis	MN	214	100%	Full-Service
Westin Pasadena	CA	350	100%	Full-Service
		9,060
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter	LA	254	80%	Full-service
Ritz-Carlton Philadelphia	PA	301	60%	Full-service
		555
_________
(a)Includes 243 privately owned villas that participate in the villa/condo rental program as of December 31, 2020.
(b)Includes 32 condo-hotel units that participate in the villa/condo rental program as of December 31, 2020.
(c)The number of rooms presented includes 141 condo-hotel units that participate in the resort rental program at December 31, 2020.

Our Hotel Management and Franchise Agreements

Hotel Management Agreements

All of our hotels are managed by independent hotel operators pursuant to management or operating agreements, with many also subject to separate license agreements addressing matters pertaining to operation under the designated brand. As of
WLT 2020 10-K – 24

December 31, 2020, we had management or operating agreements with eleven different management companies. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates; securing and processing reservations; procuring inventories, supplies and services; providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts; and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels; review the operation and maintenance of the hotels; prepare reports, budgets and projections; and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

The initial terms of our management and operating agreements, including those that have been assumed at the time of the hotel acquisition, typically range from 5 to 40 years, with one or more renewal terms at the option of the manager. The management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria, or allow us to terminate at will with 30 to 60 days’ notice. For hotels operated with separate franchise agreements, the manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (generally ranging from 1.5% to 3.5%) of annual gross revenues, and an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel.

The management agreements relating to twelve of our hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist and no separate franchise fee is required for these hotels. These management agreements incur a base management fee ranging from 3.0% to 7.0% of hotel revenues. These hotels are all managed by subsidiaries of Marriott.

Franchise Agreements

Seventeen of our hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of December 31, 2020, we have 12 franchise agreements with Marriott owned brands, two with a Hilton owned brand, one with InterContinental Hotels-owned brands and two with a Hyatt-owned brand related to our hotels.

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

Our typical franchise agreement provides for a term of 15 to 25 years. Two of our hotels are not operated with a hotel brand so the hotels do not have franchise agreements. The agreements provide no renewal or extension rights and are not assignable. If we breach one of these agreements, in addition to losing the right to use the brand name for the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three immediately preceding years.

Item 3. Legal Proceedings.

As of December 31, 2020, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

WLT 2020 10-K – 25

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares

There is no active public trading market for our shares. At March 5, 2021, there were 51,164 holders of record of our shares of common stock.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2020:

	Class A		Class T
2020 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 – 31	—	$—	—	$—	N/A	N/A
November 1 – 30	—	—	—	—	N/A	N/A
December 1 – 31	165,990	5.23	72,820	5.18	N/A	N/A
Total	165,990		72,820
___________
(a)Represents shares of our Class A and Class T common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. Our redemption plan has been suspended as we seek to preserve liquidity in light of the COVID-19 pandemic. See “Risk Factors - Risks Related to Our Common Stock.”

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

WLT 2020 10-K – 26

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share amounts and statistical data):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Operating Data (a)
Total hotel revenues	$279,101	$611,063	$613,887	$629,132	$651,095
Transaction costs	18,448	2,783	—	—	3,727
Net (loss) income	(367,276)	(731)	15,744	3,751	(6,976)
Loss (income) attributable to noncontrolling interests	17,148	(10,167)	(7,688)	1,177	(1,777)
Preferred dividends	(1,742)	—	—	—	—
Net (loss) income attributable to common stockholders	(351,870)	(10,898)	8,056	4,928	(8,753)

Basic and diluted (loss) income per share:
Net (loss) income attributable to Common Stockholders — Class A Common Stock (b)	(1.73)	(0.08)	0.06	0.04	(0.07)
Net loss attributable to Common Stockholders — Class T Common Stock	(1.74)	—	—	—	—

Distributions declared per share — Class A Common Stock (b)	—	0.6260	0.6260	0.6260	0.6260
Distributions declared per share — Class T Common Stock	—	—	—	—	—
Balance Sheet Data (a)
Total assets	$3,419,326	$2,094,691	$2,280,144	$2,459,921	$2,476,944
Net investments in real estate (c)	2,978,103	1,809,844	2,022,367	2,181,592	2,225,070
Non-recourse debt, net, including debt attributable to Assets held for sale	2,169,902	1,206,067	1,326,014	1,420,913	1,456,152
Mandatorily redeemable preferred stock	214,158	—	—	—	—
WPC Credit Facility	—	—	41,637	68,637	—
Due to related parties and affiliates	190	3,806	6,258	3,611	2,628
Other Information (a)
Net cash (used in) provided by operating activities	$(154,021)	$78,186	$82,856	$120,002	$84,539
Cash distributions paid	20,357	80,260	79,045	77,716	76,233
Supplemental Financial Measures (a)(d)
FFO attributable to WLT stockholders	$(98,761)	$46,494	$60,881	$58,581	$73,107
MFFO attributable to WLT stockholders	(128,865)	61,783	67,563	68,717	83,400
Consolidated Hotel Operating Statistics (a)(e)
Occupancy	25.9%	74.3%	76.2%	76.3%	75.7%
ADR	$221.66	$234.36	$227.31	$219.68	$216.25
RevPAR	57.49	174.10	173.19	167.71	163.67
___________
(a)The historical financial information for any periods prior to April 13, 2020 (the closing date of the Merger), is the pre-Merger financial information of CWI 1. The results of operations of CWI 2, as the acquired company for accounting and financial reporting purposes, are incorporated into WLT effective April 13, 2020.
(b)The Class A common stock (loss) income per share and Class A common stock distributions declared per share for the periods prior to the Merger have been adjusted to give effect to the exchange ratio of 0.9106 (Note 3).
WLT 2020 10-K – 27

(c)Net investments in real estate consist of Net investments in hotels, Assets held for sale (when applicable) and Equity investments in real estate.
(d)We consider FFO and modified funds from operations (“(MFFO”), which are non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.
(e)Represents statistical data for our Consolidated Hotels during our ownership period.
WLT 2020 10-K – 28

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

The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report and the matters described under Item 1A. Risk Factors. For discussion of our results of operations for the year ended December 31, 2019, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the audited consolidated financial statements of CWI 1 and accompanying notes as of and for the year ended December 31, 2019 included as Exhibit 99.2 of Form 8-K/A filed by WLT on June 29, 2020.

Business Overview

We are a self-managed, publicly owned, non-traded REIT that invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. We own a diversified lodging portfolio, including full-service, select-service and resort hotels. Our 2020 results of operations were significantly affected by the COVID-19 pandemic, as discussed further below. Our results of operations are significantly impacted by seasonality and by hotel renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. As of December 31, 2020, we held ownership interests in 31 hotels, with a total of 9,615 rooms.

Significant Developments

COVID-19 Pandemic

As of the date of this Report, 30 of our hotels are open but the majority are operating at significantly reduced levels of occupancy, staffing, and expenses and operations at our remaining one hotel are fully suspended. While we have seen improving demand at some of our properties as certain states and cities across the United States have loosened stay-at-home restrictions, we expect the recovery to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. In addition, resurgences of COVID-19 in certain areas where our hotels are located may cause us to have to suspend operations at hotels that have remained open or reopened until the resurgence subsides. The distribution of the COVID-19 vaccine may impact the timing and extent of our recovery. Given the uncertainty as to the ultimate severity and duration of the COVID‑19 pandemic and its effects, and the potential for its recurrence, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

We have taken decisive actions to help mitigate the effects of the COVID-19 pandemic on our operating results and to preserve our liquidity at both the operating level and corporate level, including:

•Completing the July Capital Raise;
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

WLT 2020 10-K – 29

We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of the date of this Report, we have executed loan modifications on 24 of our 29 Consolidated Hotel mortgage loans. In addition, we refinanced or extended the maturity date of six mortgage loans to address loans with near-term mortgage maturities.

During the year ended December 31, 2020, we sold two hotels with an aggregate contractual sales price of $93.0 million, and we received net aggregate proceeds of $34.8 million after the repayment of the related mortgage loans. We may choose to market additional assets for sale and these may be at discounted valuations.

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Years Ended December 31,
	2020	2019
Hotel revenues	$279,101	$611,063
Net loss attributable to Common Stockholders	(351,870)	(10,898)

Cash distributions paid	20,357	80,260

Net cash (used in) provided by operating activities	(154,021)	78,186
Net cash provided by investing activities	171,448	166,816
Net cash provided by (used in) financing activities	108,733	(240,828)

Supplemental Financial Measures: (a)
FFO attributable to Common Stockholders	(98,761)	46,494
MFFO attributable to Common Stockholders	(128,865)	61,783

Consolidated Hotel Operating Statistics
Occupancy	25.9%	74.3%
ADR	$221.66	$234.36
RevPAR	57.49	174.10
___________
(a)We consider FFO and MFFO, which are non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results year over year is influenced by both the number and size of the hotels consolidated in each of the respective years. As of December 31, 2020 and 2019, we owned 29 and 20 Consolidated Hotels, respectively.

WLT 2020 10-K – 30

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels as of December 31, 2020:

Hotel	State	Number of Rooms	% Owned	Hotel Type
Consolidated Hotels
Charlotte Marriott City Center	NC	446	100%	Full-Service
Courtyard Nashville Downtown	TN	192	100%	Select-Service
Courtyard Pittsburgh Shadyside	PA	132	100%	Select-service
Courtyard Times Square West	NY	224	100%	Select-service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	Full-Service
Equinox, a Luxury Collection Golf Resort & Spa	VT	199	100%	Resort
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	Resort
Hawks Cay Resort (a)	FL	420	100%	Resort
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	Select-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	Full-service
Hyatt Place Austin Downtown	TX	296	100%	Select-service
Le Méridien Arlington	VA	154	100%	Full-Service
Le Méridien Dallas, The Stoneleigh	TX	176	100%	Full-service
Marriott Kansas City Country Club Plaza	MO	295	100%	Full-service
Marriott Raleigh City Center	NC	401	100%	Full-service
Marriott Sawgrass Golf Resort & Spa	FL	514	100%	Resort
Renaissance Atlanta Midtown Hotel	GA	304	100%	Full-Service
Renaissance Chicago Downtown	IL	560	100%	Full-service
Ritz-Carlton Bacara, Santa Barbara	CA	358	100%	Resort
Ritz-Carlton Fort Lauderdale (b)	FL	198	70%	Resort
Ritz-Carlton Key Biscayne (c)	FL	443	66.7%	Resort
Ritz-Carlton San Francisco	CA	336	100%	Full-Service
Sanderling Resort	NC	128	100%	Resort
San Diego Marriott La Jolla	CA	376	100%	Full-Service
San Jose Marriott	CA	510	100%	Full-Service
Seattle Marriott Bellevue	WA	384	100%	Full-Service
Sheraton Austin Hotel at the Capitol	TX	367	80%	Full-Service
Westin Minneapolis	MN	214	100%	Full-Service
Westin Pasadena	CA	350	100%	Full-Service
		9,060
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter	LA	254	80%	Full-service
Ritz-Carlton Philadelphia	PA	301	60%	Full-service
		555
_________
(a)Includes 243 privately owned villas that participate in the villa/condo rental program as of December 31, 2020.
(b)Includes 32 condo-hotel units that participate in the villa/condo rental program as of December 31, 2020.
(c)The number of rooms presented includes 141 condo-hotel units that participate in the resort rental program at December 31, 2020.

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
WLT 2020 10-K – 31

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

The results of operations for the year ended December 31, 2020 will not be comparable to the same period in 2019 as a result of the impact of the COVID-19 pandemic and the Merger. Beginning in March 2020, we experienced a significant decline in occupancy and RevPAR. The economic downturn and restrictions on travel resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. As discussed above, certain of our hotel properties temporarily suspended all operations and our other hotel properties had operated, and continue to operate, in a limited capacity. Additionally, as a result of the Merger, the historical financial information included herein as of any date, or for any periods, prior to April 13, 2020, represents the pre-merger financial information of CWI 1 on a stand-alone basis, therefore comparisons of the period to period financial information of WLT as set forth herein may not be meaningful.

The following table presents our comparative results of operations (in thousands):

	Years Ended December 31,
	2020	2019	Change
Hotel Revenues	$279,101	$611,063	$(331,962)

Hotel Operating Expenses	434,327	540,814	(106,487)
Impairment charges	120,220	—	120,220
Corporate general and administrative expenses	23,845	12,202	11,643
Transaction costs	18,448	2,783	15,665
Asset management fees to affiliate	3,795	14,052	(10,257)
(Gain) loss on property-related insurance claims	(2,520)	372	(2,892)
Total Expenses	598,115	570,223	27,892
Operating (Loss) Income before net gain on sale of real estate	(319,014)	40,840	(359,854)
Net gain on sale of real estate	2,738	30,918	(28,180)
Operating (Loss) Income	(316,276)	71,758	(388,034)
Interest expense	(125,782)	(65,861)	(59,921)
Bargain purchase gain	78,696	—	78,696
Equity in losses of equity method investment in real estate, net	(35,026)	(1,018)	(34,008)
Net gain on change in control of interests	22,250	—	22,250
Other income	954	253	701
Net loss on extinguishment of debt	(22)	(2,711)	2,689
(Loss) Income Before Income Taxes	(375,206)	2,421	(377,627)
Benefit from (provision for) income taxes	7,930	(3,152)	11,082
Net Loss	(367,276)	(731)	(366,545)
Loss (Income) attributable to noncontrolling interests	17,148	(10,167)	27,315
Net Loss Attributable to the Company	(350,128)	(10,898)	(339,230)
Preferred dividends	(1,742)	—	(1,742)
Net Loss Attributable to Common Stockholders	$(351,870)	$(10,898)	$(340,972)
Supplemental financial measure:(a)
MFFO Attributable to Common Stockholders	$(128,865)	$61,783	$(190,648)
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

As of December 31, 2020 and 2019, we owned 29 and 20 Consolidated Hotels, respectively. Based on when a hotel is acquired or sold, the operating results for certain hotel properties are not comparable for the years ended December 31, 2020 and 2019.
WLT 2020 10-K – 32

Our Same Store Hotels included 18 Consolidated Hotels and excluded the CWI 2 hotels acquired in the Merger and five hotels that were disposed of between January 1, 2019 and December 31, 2020.

The following table sets forth the average occupancy rate, ADR and RevPAR for the years ended December 31, 2020 and 2019 for our Same Store Hotels.

	Years Ended December 31,
Same Store Hotels	2020	2019
Occupancy Rate (a)	28.9%	72.9%
ADR	$227.72	$246.96
RevPAR	65.70	180.03
___________
(a)Occupancy rates for our Same Store Hotels for October, November and December 2020 were 30.7%, 23.5% and 23.8%, respectively, as compared to occupancy rates for October, November and December 2019 of 77.0%, 71.1% and 63.6%, respectively.

Hotel Revenues

For the year ended December 31, 2020 as compared to the same period in 2019, hotel revenues decreased by $332.0 million. Our Same Store Hotel revenue decreased by $336.2 million, primarily due to the impact of the COVID-19 pandemic on our hotel operations and revenue decreased by $65.3 million as a result of dispositions. These decreases were partially offset by an increase in revenue resulting from the hotels acquired in the Merger totaling $69.5 million from the date of the Merger through December 31, 2020.

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs (including but not limited to expenses related to departments such as parking, spa and gift shops) fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the year ended December 31, 2020 as compared to the same periods in 2019, aggregate hotel operating expenses decreased by $106.5 million. Our Same Store Hotel expenses decreased by $188.9 million, primarily due to the impact of the COVID-19 pandemic on our hotel operations and expenses decreased by $52.6 million as a result of dispositions. These decreases were partially offset by an increase in hotel operating expenses resulting from the hotels acquired in the Merger totaling $135.1 million from the date of the Merger through December 31, 2020.

Impairment Charges

During the year ended December 31, 2020, we recognized impairment charges totaling $120.2 million on six Consolidated Hotels in order to reduce the carrying value of the properties to their estimated fair values, resulting from the adverse effect of the COVID-19 pandemic on our hotel operations. No impairments were recognized during the year ended December 31, 2019.

Our impairment charges are more fully described in Note 5.

Corporate General and Administrative Expenses

For the year ended December 31, 2020 as compared to the same period in 2019, corporate general and administrative expenses increased by $11.6 million, primarily as a result of the impact of the Merger. Corporate general and administrative expenses for the year ended December 31, 2020, subsequent to the Merger, reflect the impact of the Company being self-managed.

Transaction Costs

For the year ended December 31, 2020 as compared to the same period in 2019, transactions costs increased by $15.7 million, and represented legal, accounting, investor relations and other transaction costs related to the Merger and related transactions.

WLT 2020 10-K – 33

Asset Management Fees to Affiliate

For the year ended December 31, 2020 as compared to the same period in 2019, asset management fees to affiliates decreased by $10.3 million. Upon completion of the Merger on April 13, 2020 (Note 3), the Advisory Agreement was terminated and these fees ceased being incurred.

Net Gain on Sale of Real Estate

During the year ended December 31, 2020, we recognized a net gain on sale on real estate of $2.7 million, comprised of (i) a gain of $3.2 million from the sale of the Lake Arrowhead Resort and Spa to an unaffiliated third party by the Lake Arrowhead Resort and Spa venture (of which we owned a 97.35% controlling ownership interest) for a contractual sales price of $23.0 million in August 2020, partially offset by (ii) a loss on sale on real estate of $0.5 million from the sale of our 100% ownership interest in the Hutton Hotel Nashville to an unaffiliated third party for a contractual sales price of $70.0 million in June 2020.

During the year ended December 31, 2019, we recognized a net gain on sale of real estate of $30.9 million, comprised of (i) a gain of $5.9 million related to the sale of our 100% ownership interest in the Courtyard San Diego Mission Valley to an unaffiliated third party for a contractual sales price of $79.0 million in September 2019, (ii) a gain of $10.1 million related to the sale of the hotel by the Hilton Garden Inn New Orleans French Quarter/CBD venture to an unaffiliated third party for a contractual sales price totaling $26.0 million in October 2019 and (iii) a gain of $14.9 million related to the sale of our 100% ownership in the Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center to an unaffiliated third party for a contractual sales price of $85.5 million in November 2019 (Note 5).

Interest Expense

During the year ended December 31, 2020, as compared to the same period in 2019, interest expense increased by $59.9 million, primarily due to assuming the mortgage loans of the hotels acquired in the Merger totaling $54.5 million and the interest recorded in connection with our Preferred A and Preferred B stock totaling $17.1 million, partially offset by a decrease resulting from our 2019 and 2020 dispositions totaling $5.9 million and a decrease resulting from the paydown of the working capital facility that was in place with our Former Advisor totaling $1.3 million.

Bargain Purchase Gain

During the year ended December 31, 2020, we recognized a bargain purchase gain of $78.7 million in connection with the Merger resulting from the estimated fair values of the assets acquired net of liabilities assumed exceeding the consideration paid. See Note 3 for additional disclosure regarding the Merger.

Equity in Losses of Equity Method Investments in Real Estate, Net

Equity in losses of equity method investments in real estate, net represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and is based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 6). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. We recognized $17.8 million of other-than-temporary impairment charges on our equity method investments in real estate during the year ended December 31, 2020. No such charges were recognized during the year ended December 31, 2019.

WLT 2020 10-K – 34

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value (“HLBV”) method, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
Unconsolidated Hotels	2020	2019
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	$(20,968)	$(3,947)
Ritz-Carlton Philadelphia Venture (c)	(13,038)	(513)
Hyatt Centric French Quarter Venture (c)	(962)	1,137
Marriott Sawgrass Golf Resort & Spa Venture (a)	(58)	2,305
Total equity in losses of equity method investments in real estate, net	$(35,026)	$(1,018)
___________
(a)Upon closing of the Merger on April 13, 2020, the Company owns 100% of this hotel and consolidates its real estate interest in this hotel therefore the amount for the year ended December 31, 2020 represents the equity in (losses) earnings for the period prior to the Merger.
(b)Includes an other-than-temporary impairment charge of $17.8 million recognized on this investment during the year ended December 31, 2020 to reduce the carrying value of our equity investment in the venture to its estimated fair value.
(c)The change in our share of equity in (losses) earnings for the year ended December 31, 2020 as compared to the same period in 2019, was primarily a result of the impact of the COVID-19 pandemic on our hotel operations.

Net Gain on Change in Control of Interests

In connection with the Merger, we acquired the remaining interests in the Marriott Sawgrass Golf Resort and Spa and the Ritz-Carlton Bacara, Santa Barbara, in which we already had joint interests, and which were accounted for under the equity method of accounting. Due to the change in control of these two jointly owned investments, we recorded a net gain on change in control of interests for the year ended December 31, 2020 of $22.3 million, reflecting the difference between our carrying values and the estimated fair values of our previously held equity investments on April 13, 2020. Subsequent to the Merger, we own 100% of these hotels and consolidate our real estate interest in these hotels.

Benefit from (Provision for) Income Taxes

For the year ended December 31, 2020, we recognized a benefit from income taxes of $7.9 million compared to a provision for income taxes of $3.2 million for the same period in 2019. Benefit from income taxes during the year ended December 31, 2020 was primarily driven by a $8.3 million current tax benefit, resulting from carrying back certain net operating losses allowable under the CARES Act.

Loss (Income) Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Years Ended December 31,
Venture	2020	2019
Ritz-Carlton Fort Lauderdale Venture (a)	$3,144	$699
Sheraton Austin Hotel at the Capitol Venture (a)	1,452	(458)
Ritz-Carlton Key Biscayne Venture	(978)	(1,142)
Hilton Garden Inn New Orleans French Quarter/CBD Venture (b)	—	(2,171)
Operating Partnership — Noncontrolling interest (c)	13,530	—
Operating Partnership — Available Cash Distribution (Note 4) (d)	—	(7,095)
Total loss (income) attributable to noncontrolling interests	$17,148	$(10,167)
___________
(a)The change in loss (income) attributable to noncontrolling interest for the year ended December 31, 2020 as compared to the same period in 2019 was primarily the result of the impact of the COVID-19 pandemic on our hotel operations.
(b)On October 9, 2019, the Hilton Garden Inn New Orleans French Quarter/CBD venture sold the hotel to an unaffiliated third party.
(c)Reflects the OP Units proportionate share of net loss for the year ended December 31, 2020.
WLT 2020 10-K – 35

(d)In accordance with the Internalization Agreement and the Redemption, as further described in Note 3, Available Cash Distributions have ceased.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to WLT stockholders, see Supplemental Financial Measures below.

For the year ended December 31, 2020 as compared to 2019, MFFO decreased by $190.6 million, primarily as a result of the impact that the COVID-19 pandemic had on hotel operations, as discussed above.

Liquidity and Capital Resources

Our primary cash uses over the next 12 months are expected to be payment of debt service, costs associated with the refinancing or restructuring of indebtedness, funding corporate and hotel level operations, payment of real estate taxes and insurance and payment of preferred stock dividends. Our primary capital sources to meet such uses are expected to be funds generated by hotel operations, cash on hand, any additional issuances of Series B Preferred Stock and proceeds from additional asset sales.

Due to the COVID-19 pandemic and as a result of numerous government mandates, health official mandates and significantly reduced demand, as of the date of this Report, the Company has limited operations at 30 of our 31 hotel properties, with operations fully suspended at one hotel property. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak.

As of December 31, 2020, we had cash and cash equivalents of $160.4 million. Additionally, under the terms of our agreements with the investors in the July Capital Raise, we have the option to require such investors to purchase up to $150.0 million aggregate liquidation preference of additional shares of Series B Preferred Stock during the 18 months after the closing of the July Capital Raise for additional working capital needs, including the repayment, refinancing or restructuring of indebtedness, subject to our satisfaction of customary conditions. As of December 31, 2020, the mortgage loans for our Consolidated Hotels had an aggregate principal balance totaling $2.2 billion outstanding, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $8.5 million for items such as taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. Of the $2.2 billion of indebtedness outstanding as of December 31, 2020, approximately $811.4 million is scheduled to mature during the 12 months after the date of this Report. We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of March 12, 2021, we have executed loan modifications on 24 of our 29 Consolidated Hotel mortgage loans, aggregating $1.9 billion of indebtedness, which had resulted in a temporary deferral of interest and principal payments and/or the granting of temporary covenant relief, which generally lasted for periods ranging from three months to four months. Although these loan modifications have generally expired, we are continuing to work with our lenders on longer-term modifications that will help preserve our liquidity. In addition, we refinanced or extended the maturity date of six Consolidated Hotel mortgage loans, aggregating $467.1 million of indebtedness, to address loans with near-term mortgage maturities. As of December 31, 2020, we have effectively entered into cash management agreements with the lenders on 27 of our 29 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender. Even if we are able to obtain payment or covenant relief, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections related to the mortgage loans.

In addition to raising capital in the July Capital Raise and through asset sales, we have taken various actions to help mitigate the effects of the COVID-19 pandemic on our operational results and to preserve our liquidity at both the operational and corporate level, including among others: reducing capital expenditures and reducing operating expenses, suspending distributions on and
WLT 2020 10-K – 36

redemption of our common stock and temporarily suspending required contributions to the furniture, fixture and equipment replacement reserve at certain of our hotels.

During the year ended December 31, 2020, we sold two hotels with an aggregate contractual sales price of $93.0 million, and we received net aggregate proceeds of $34.8 million after the repayment of the related mortgage loans. We may choose to market additional assets for sale and these may be at discounted valuations.

Sources and Uses of Cash During the Year

2020

Operating Activities — For the year ended December 31, 2020, net cash used in operating activities was $154.0 million as compared to net cash provided by operating activities of $78.2 million for the year ended December 31, 2019. This change in operating cash flows primarily reflects the impact of the COVID-19 pandemic on our hotel operations.

Investing Activities — During 2020, net cash provided by investing activities was $171.4 million, primarily as a result of $109.5 million of cash acquired in the Merger and proceeds of $89.4 million from the sales of the Hutton Hotel Nashville and Lake Arrowhead Resort and Spa, partially offset by funding of $24.0 million for capital expenditures at our Consolidated Hotels and capital contributions to equity investments in real estate totaling $6.6 million.

Financing Activities — During 2020, net cash provided by financing activities was $108.7 million, primarily as a result of the proceeds from the July Capital Raise of $200.0 million and proceeds from mortgage financing of $81.3 million, partially offset by payments of mortgage financing totaling $142.4 million, due largely to our 2020 disposition and refinancing activity, cash distributions paid to stockholders of $20.4 million and deferred financing costs paid of $15.2 million.

2019

Operating Activities — For the year ended December 31, 2019 as compared to 2018, net cash provided by operating activities decreased by $4.7 million. The year ended December 31, 2019 included accrued interest payments totaling $3.4 million made as part of the pay down of the WPC Credit Facility as well as transaction costs paid in connection with the Merger and related transactions totaling $2.3 million.

Investing Activities — Net cash provided by investing activities for the year ended December 31, 2019 was $166.8 million, primarily as a result of:

•aggregate proceeds of $186.0 million from the sale of three properties, comprised of (i) $83.3 million of proceeds received from the sale of the Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center, (ii) $77.4 million of total proceeds received from the sale of the Courtyard San Diego Mission Valley, and (iii) $25.2 million of proceeds received from the sale of the hotel by the Hilton Garden Inn New Orleans French Quarter/CBD venture (Note 5);
•$12.8 million of property insurance proceeds received related to Hurricane Irma; and
•distributions received from equity investments in excess of cumulative equity income totaling $11.8 million.

The amounts above were partially offset by the funding of $37.2 million of capital expenditures for our Consolidated Hotels.

Financing Activities — Net cash used in financing activities for the year ended December 31, 2019 was $240.8 million, primarily as a result of:

•payments of mortgage financing totaling $207.1 million, including the refinancing of two loans totaling $77.0 million and payments resulting from dispositions totaling $111.0 million;
•cash distributions paid to stockholders aggregating $80.3 million;
•repayments towards the WPC Credit Facility totaling $46.6 million;
•redemptions of our common stock pursuant to our redemption plan totaling $22.8 million; and
•distributions to noncontrolling interests totaling $13.2 million.

The amounts above were partially offset by proceeds of $86.8 million (primarily from the refinancing of the Sheraton Austin at the Capitol loan) and the reinvestment of distributions in shares of our common stock through our DRIP totaling $42.9 million.

WLT 2020 10-K – 37

Distributions and Redemptions

In the first quarter of 2020, we paid out the common stock distributions that our Board of Directors declared in the fourth quarter of 2019 in an aggregate amount of $20.4 million. Of this aggregate cash distribution amount, $10.6 million was reinvested in shares of our common stock by stockholders through our DRIP. From inception through December 31, 2020, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $462.0 million, which were comprised of cash distributions of $194.8 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $267.2 million.

On March 18, 2020, in light of the impact that the COVID-19 pandemic has had on our business, we announced that we were suspending future distributions on our common stock. We also announced that redemptions would be suspended including, as of December 2, 2020, special circumstances redemptions. Requests for special circumstances redemptions may continue to be submitted, however, all such requests will be deferred until our Board of Directors approves considering them again. If any special circumstances redemptions are approved at that time, we currently expect that they will be effectuated at a redemption price equal to 95% of the then most recent NAV. Distributions and redemptions in respect of future periods will be evaluated by the Board of Directors based on circumstances and expectations existing at the time of consideration, and are also subject to the terms of the Series A and Series B Preferred Stock.

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

During the first quarter of 2020, we redeemed 70,015 shares of our common stock pursuant to our redemption plan (which were adjusted to 63,755 shares of Class A common stock to reflect the equity structure of the legal acquirer, CWI 2, by applying the exchange ratio of .9106), comprised of 29 redemption requests at an average share price of $10.04.

During the fourth quarter of 2020, we redeemed 165,990 shares and 72,820 shares of our Class A and Class T common stock, respectively, pursuant to our redemption plan, comprised of 87 redemption requests and 29 redemption requests, respectively, at an average share price of $5.23 and $5.18, respectively. All of these redemptions qualified as special circumstance redemptions.

We have fulfilled all of the valid redemption requests that we received during the year ended December 31, 2020 prior to announcing the suspension of regular and special circumstance redemptions, respectively. We funded these share redemptions from distributions that were reinvested by stockholders in our common stock pursuant to our DRIP.

WLT 2020 10-K – 38

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	December 31,
	2020	2019
Carrying Value
Fixed rate (a)	$1,286,839	$884,849
Variable rate (a):
Amount subject to interest rate caps	362,193	306,918
Amount subject to floating interest rate	345,712	14,300
Amount subject to interest rate swaps	175,158	—
	883,063	321,218
	$2,169,902	$1,206,067
Percent of Total Debt
Fixed rate	59%	73%
Variable rate	41%	27%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.3%	4.4%
Variable rate (b)	4.1%	5.0%
_________
(a)Aggregate debt balance includes unamortized debt discount of $46.5 million and $0, respectively, and deferred financing costs totaling $6.9 million and $6.0 million, respectively, as of December 31, 2020 and 2019, respectively.
(b)The impact of our derivative instruments (Note 9) are reflected in the weighted-average interest rates.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. As of December 31, 2020, we have effectively entered into cash management agreements with the lenders on 27 of our 29 Consolidated Hotel mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. See Note 1 for further discussion.

Cash Resources

As of December 31, 2020, our cash resources consisted of cash totaling $160.4 million, of which $17.4 million was designated as hotel operating cash and was held at our hotel operating properties.

Cash Requirements

Our primary cash uses through December 31, 2021 are expected to be payments of debt service, real estate taxes and insurance, payment of preferred stock dividends, costs associated with the refinancing or restructuring of indebtedness and funding corporate and hotel level operations. Our primary capital sources to meet such uses are expected to be cash on hand, funds generated by hotel operations, any additional issuances of Series B Preferred Stock and proceeds from additional asset sales. We expect to satisfy certain debt maturities during this period by turning the properties back to the lenders.

WLT 2020 10-K – 39

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2020 and 2019, $51.0 million and $34.6 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and had used a portion of the available restricted cash reserves to cover operating costs at our properties, of which $4.9 million is subject to replenishment requirements.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments) as of December 31, 2020, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,223,220	$692,590	$1,480,378	$50,252	$—
Interest on borrowings (b)	156,454	95,600	60,026	828	—
Operating lease commitments (c)	921,569	6,089	11,904	11,192	892,384
Contractual capital commitments (d)	16,248	4,092	12,156	—	—
Annual distribution and shareholder servicing fee (e)	803	803	—	—	—
	$3,318,294	$799,174	$1,564,464	$62,272	$892,384
___________
(a)Excludes unamortized debt discount totaling $46.5 million and unamortized deferred financing costs totaling $6.9 million.
(b)For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.
(c)As of December 31, 2020, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have contractual rent increases throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.
(d)Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels, which does not reflect any remaining restoration work as a result of Hurricane Irma (Note 11).
(e)Represents the estimated liability for the present value of the future distribution and shareholder servicing fees in connection with our Class T common stock (Note 4).

Equity Method Investments

As of December 31, 2020, we owned equity interests in two Unconsolidated Hotels. Our ownership interest and summarized financial information for these investments as of December 31, 2020 is presented below. Summarized financial information provided represents the total amounts attributable to these investments and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-	Third-Party Debt
Venture	December 31, 2020	Total Assets	Party Debt	Maturity Date
Ritz-Carlton Philadelphia Venture (a)	60%	$86,984	$64,410	02/2023
Hyatt Centric French Quarter Venture (a)	80%	36,888	29,695	04/2021
		$123,872	$94,105
___________
(a)During the year ended December 31, 2020, the ventures entered into loan modification agreements on these loans that had resulted in a temporary deferral of interest and principal payments or extended the maturity date of the loan.
WLT 2020 10-K – 40

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
WLT 2020 10-K – 41

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
WLT 2020 10-K – 42

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

WLT 2020 10-K – 43

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Net loss attributable to Common Stockholders	$(351,870)	$(10,898)
Adjustments:
Impairment charges	120,220	—
Depreciation and amortization of real property	114,697	76,966
Net gain on change in control of interests	(22,250)	—
Gain on sale of real estate	(2,738)	(30,918)
Proportionate share of adjustments for partially owned entities — FFO adjustments (a)	43,180	11,344
Total adjustments	253,109	57,392
FFO attributable to Common Stockholders (as defined by NAREIT)	(98,761)	46,494
Bargain purchase gain	(78,696)	—
Amortization of fair value adjustments	26,685	—
Transaction costs (b)	18,448	2,783
Straight-line and other rent adjustments	5,979	8,191
(Gain) loss on property-related insurance claims (b)	(2,520)	372
Loss on extinguishment of debt	22	2,711
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(22)	1,232
Total adjustments	(30,104)	15,289
MFFO attributable to Common stockholders	$(128,865)	$61,783
___________
(a)This adjustment includes an other-than-temporary impairment charge of $17.8 million recognized on our equity investment in the Ritz-Carlton Bacara, Santa Barbara Venture during the year ended December 31, 2020 (Note 6 and Note 8).
(b)We have excluded these costs because of their non-recurring nature. By excluding such costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.
WLT 2020 10-K – 44

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

As of December 31, 2020, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, with the exception of three mortgage loans with an outstanding balance totaling $345.7 million. Our debt obligations are more fully described in Note 10 and under Liquidity and Capital Resources in Item 7 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding as of December 31, 2020 and excludes deferred financing costs (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed-rate debt	$335,340	$723,372	$207,396	$50,252	$—	$—	$1,316,360	$1,268,851
Variable-rate debt	$357,250	$380,230	$169,380	$—	$—	$—	$906,860	$893,338

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt as of December 31, 2020 by an aggregate increase of $26.5 million or an aggregate decrease of $29.8 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap as of December 31, 2020 would increase or decrease by $3.6 million for each respective 1.0% change in annual interest rates.

WLT 2020 10-K – 45

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

WLT 2020 10-K – 46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Watermark Lodging Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Watermark Lodging Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessment of Long-Lived Real Estate

As described in Notes 2, 5 and 6 to the consolidated financial statements, the Company’s long-lived real estate includes net investments in hotels totaling $3.0 billion, $40.7 million of operating lease right-of-use assets, $72.3 million of intangible assets, net and equity investments in real estate totaling $18.6 million as of December 31, 2020. During 2020, the Company recorded impairment charges of $120.2 million on its investments in consolidated hotels and $17.8 million on its equity investments in real estate. Management periodically assesses whether there are any indicators that the value of the Company’s long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, management follows a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, management compares the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that they expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. Management then measures the loss as the excess of the
WLT 2020 10-K – 47

carrying value of the property’s asset group over its estimated fair value. For equity investments in real estate, management evaluates the Company’s investment on a periodic basis to determine if there are any indicators that the value of the equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, management measures the impairment charge as the excess of the carrying value of the Company’s investment over its estimated fair value. The estimated fair value of the property’s asset group is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. If relevant market information is not available or is not deemed appropriate, management performs a future net cash flow analysis, discounted for the inherent risk associated with each investment, using estimates such as capitalization rates, discount rates, capital expenditures and net operating income at the respective hotel properties, including estimates of future income growth.

The principal considerations for our determination that performing procedures relating to the impairment assessment of long-lived real estate is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of long-lived real estate; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to capitalization rates, discount rates, and estimates of future income growth; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value measurement of long-lived real estate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of management’s significant assumptions related to capitalization rates, discount rates, and estimates of future income growth. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and the reasonableness of the significant assumptions.

Merger of CWI 1 and CWI 2

As described in Note 3 to the consolidated financial statements, on April 13, 2020, a direct, wholly-owned subsidiary of Carey Watermark Investors 2 Incorporated (“CWI 2”) merged, with and into Carey Watermark Investors Incorporated (“CWI 1”), in an all-stock transaction to create Watermark Lodging Trust, Inc. for total consideration of $462.0 million. As the merger was accounted for as a reverse acquisition, the fair value of the consideration transferred was measured based upon (i) the number of shares of CWI 1 common stock, as the accounting acquirer, that would theoretically have to be issued to the stockholders of CWI 2 to achieve the same ratio of ownership in the combined company upon completion of the merger, and (ii) applying the fair value per implied share of the Company’s pre-merger common stock issued in consideration. The fair value per implied share of CWI 1 common stock issued in consideration was calculated using estimated fair values of the land, buildings and site improvements, and furniture, fixtures, and equipment of the CWI 1 hotel properties as of April 13, 2020 and estimates of the fair market value of the CWI 1 mortgage debt at the same date. Management allocated the purchase consideration based on the estimated fair values of the assets acquired and liabilities assumed. Management estimated the fair values of the land, buildings and site improvements, and furniture, fixtures, and equipment at the hotel properties by using a combination of the income capitalization and sales comparison approaches. These valuation methodologies are based on significant unobservable Level 3 inputs in the fair value hierarchy, such as capitalization rates, discount rates, capital expenditures and net operating income at the respective hotel properties, including estimates of future income growth. Management estimated the fair market value of the trade name intangible assets acquired through a relief-from-royalty discounted cash flow method whereby management valued the avoided third-party license payment for the right to employ the asset to earn benefits. The relief-from-royalty discounted cash flow method applies an estimated royalty rate to forecasted future cash flows, discounted to present value and includes estimates of net sales growth, discount rate and royalty fee, which are valuation methodologies based on significant unobservable Level 3 inputs in the fair value hierarchy.

The principal considerations for our determination that performing procedures relating to the merger of CWI 1 and CWI 2 is a critical audit matter are (i) the significant judgment by management when developing the estimated fair value per implied share of CWI 1 common stock issued in the merger and the estimated fair values of the hotel properties and trade name intangible assets acquired; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to capitalization rates, discount rates, and estimates of future income growth used to estimate the fair value per implied share of the CWI 1 common stock issued in the merger and the fair value of the hotel properties acquired, and the net sales growth, discount rate and royalty fee assumptions used to estimate the fair value of the trade name intangible assets acquired; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the merger agreement and (ii) testing management’s process for estimating the fair value per implied share of the CWI 1 common stock issued in the merger and the fair values of the hotel properties and trade name intangible assets acquired. Testing management’s process
WLT 2020 10-K – 48

included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of management’s significant assumptions related to capitalization rates, discount rates, and estimates of future income growth used to estimate the fair value per implied share of the CWI 1 common stock issued in the merger and the fair value of the hotel properties acquired, and the net sales growth, discount rate and royalty fee assumptions used to estimate the fair value of the trade name intangible assets acquired. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation methods and the reasonableness of the significant assumptions.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 12, 2021

We have served as the Company's auditor since 2014.

WLT 2020 10-K – 49

WATERMARK LODGING TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Investments in real estate:
Hotels, at cost	$3,315,792	$2,008,496
Accumulated depreciation	(356,328)	(298,949)
Net investments in hotels	2,959,464	1,709,547
Equity investments in real estate	18,639	100,297
Operating lease right-of-use assets	40,729	45,727
Cash and cash equivalents	160,383	70,605
Intangible assets, net	72,285	64,786
Restricted cash	91,081	54,699
Accounts receivable, net	46,010	23,753
Other assets	30,735	25,277
Total assets	$3,419,326	$2,094,691
Liabilities and Equity
Non-recourse debt, net	$2,169,902	$1,206,067
Mandatorily redeemable preferred stock	214,158	—
Accounts payable, accrued expenses and other liabilities	174,027	94,849
Operating lease liabilities	74,633	71,733
Due to related parties and affiliates	190	3,806
Distributions payable	—	20,357
Total liabilities	2,632,910	1,396,812
Commitments and contingencies (Note 11)
Equity
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 167,441,281 and 130,083,865 shares, respectively, issued and outstanding	167	130
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 61,102,438 and 0 shares, respectively, issued and outstanding	61	—
Additional paid-in capital	1,655,554	1,209,691
Distributions and accumulated losses	(911,863)	(562,747)
Accumulated other comprehensive loss	(724)	(172)
Total stockholders’ equity	743,195	646,902
Noncontrolling interests	43,221	50,977
Total equity	786,416	697,879
Total liabilities and equity	$3,419,326	$2,094,691

See Notes to Consolidated Financial Statements.

WLT 2020 10-K – 50

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues
Hotel Revenues
Rooms	$171,544	$387,769	$385,189
Food and beverage	68,292	166,315	159,020
Other operating revenue	38,323	52,641	46,099
Business interruption income	942	4,338	23,579
Total Hotel Revenues	279,101	611,063	613,887
Expenses
Rooms	50,540	86,060	88,761
Food and beverage	61,532	114,239	112,708
Other hotel operating expenses	14,724	27,669	26,400
Property taxes, insurance, rent and other	79,879	72,236	62,586
General and administrative	42,353	54,831	53,417
Sales and marketing	29,013	57,330	57,763
Repairs and maintenance	19,683	19,932	19,857
Utilities	15,677	15,032	14,701
Management fees	6,436	16,864	17,849
Depreciation and amortization	114,490	76,621	77,170
Total Hotel Operating Expenses	434,327	540,814	531,212
Impairment charges	120,220	—	—
Corporate general and administrative expenses	23,845	12,202	11,602
Transaction costs	18,448	2,783	—
Asset management fees to affiliate	3,795	14,052	14,136
(Gain) loss on property-related insurance claims	(2,520)	372	(1,340)
Total Expenses	598,115	570,223	555,610
Operating (Loss) Income before net gain on sale of real estate	(319,014)	40,840	58,277
Net gain on sale of real estate	2,738	30,918	31,260
Operating (Loss) Income	(316,276)	71,758	89,537
Interest expense	(125,782)	(65,861)	(66,597)
Bargain purchase gain	78,696	—	—
Equity in losses of equity method investment in real estate, net	(35,026)	(1,018)	(1,315)
Net gain on change in control of interests	22,250	—	—
Other income (expense)	954	253	(493)
Net loss on extinguishment of debt	(22)	(2,711)	(511)
(Loss) income before income taxes	(375,206)	2,421	20,621
Benefit from (provision for) income taxes	7,930	(3,152)	(4,877)
Net (Loss) Income	(367,276)	(731)	15,744
Loss (Income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $0, $7,095 and $5,142, respectively)	17,148	(10,167)	(7,688)
Net (Loss) Income Attributable to the Company	(350,128)	(10,898)	8,056
Preferred dividends	(1,742)	—	—
Net (Loss) Income Attributable to Common Stockholders	$(351,870)	$(10,898)	$8,056
Class A Common Stock
Net (loss) income attributable to Common Stockholders	$(274,928)	$(10,898)	$8,056
Basic and diluted weighted-average shares outstanding	157,288,346	128,978,410	126,915,817
Basic and diluted (loss) income per share	$(1.73)	$(0.08)	$0.06
Class T Common Stock
Net loss attributable to Common Stockholders	$(76,942)	$—	$—
Basic and diluted weighted-average shares outstanding	43,957,081	—	—
Basic and diluted loss per share	$(1.74)	$—	$—
See Notes to Consolidated Financial Statements.
WLT 2020 10-K – 51

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net (Loss) Income	$(367,276)	$(731)	$15,744
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(532)	130	158
Comprehensive (Loss) Income	(367,808)	(601)	15,902

Amounts Attributable to Noncontrolling Interests
Net loss (income)	17,148	(10,167)	(7,688)
Unrealized (gain) loss on derivative instruments	(20)	(16)	11
Comprehensive loss (income) attributable to noncontrolling interests	17,128	(10,183)	(7,677)
Comprehensive (Loss) Income Attributable to Common Stockholders	$(350,680)	$(10,784)	$8,225

See Notes to Consolidated Financial Statements.

WLT 2020 10-K – 52

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	130,083,865	$130	—	$—	$1,209,691	$(562,747)	$(172)	$646,902	$50,977	$697,879
Net loss						(350,128)		(350,128)	(17,148)	(367,276)
Shares issued to affiliates	417,261	—			4761			4,761		4,761
Redemption of special general partnership interest	2,840,549	3			(65,464)			(65,461)	12,861	(52,600)
Merger consideration	94,480,247	95			496,485			496,580	(34,571)	462,009
Merger recapitalization	(61,175,258)	(61)	61,175,258	61	—			—		—
Shares issued, net of offering costs	925,762	1			10,514			10,515		10,515
Shares issued under share incentive plans	63,490	—			1,276			1,276		1,276
Stock-based compensation to directors	35,110	—			240			240		240
Contributions from noncontrolling interests								—	725	725
Issuance of warrants								—	30,357	30,357
Fair value adjustment on reclassification of Series A Preferred Stock						2,754		2,754		2,754
Preferred dividends						(1,742)		(1,742)		(1,742)
Other comprehensive (loss) income							(552)	(552)	20	(532)
Repurchase of shares	(229,745)	(1)	(72,820)	—	(1,949)			(1,950)		(1,950)
Balance at December 31, 2020	167,441,281	$167	61,102,438	$61	$1,655,554	$(911,863)	$(724)	$743,195	$43,221	$786,416

Balance at January 1, 2019	127,144,688	$127	—	$—	$1,174,900	$(471,130)	$(286)	$703,611	$53,771	$757,382
Net (loss) income						(10,898)		(10,898)	10,167	(731)
Shares issued, net of offering costs	3,760,578	4			42,898			42,902		42,902
Shares issued to affiliates	1,236,528	1			14,114			14,115		14,115
Contributions to noncontrolling interests								—	175	175
Distributions to noncontrolling interests								—	(13,152)	(13,152)
Shares issued under share incentive plans	22,742	—			370			370		370
Stock-based compensation to directors	18,400	—			210			210		210
Distributions declared ($0.6260 and $0.0000 per share to Class A and Class T, respectively)						(80,719)		(80,719)		(80,719)
Other comprehensive income							114	114	16	130
Repurchase of shares	(2,099,071)	(2)			(22,801)			(22,803)		(22,803)
Balance at December 31, 2019	130,083,865	$130	—	$—	$1,209,691	$(562,747)	$(172)	$646,902	$50,977	$697,879

(Continued)

WLT 2020 10-K – 53

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	125,504,814	$125	—	$—	$1,153,665	$(399,884)	$(455)	$753,451	$54,437	$807,888
Net income						8,056		8,056	7,688	15,744
Shares issued, net of offering costs	3,805,862	4			43,865			43,869		43,869
Shares issued to affiliates	1,233,591	1			14,234			14,235		14,235
Distributions to noncontrolling interests								—	(8,343)	(8,343)
Shares issued under share incentive plans	17,275	—			278			278		278
Stock-based compensation to directors	15,745	—			180			180		180
Distributions declared ($0.6260 and $0.0000 per share to Class A and Class T, respectively)						(79,302)		(79,302)		(79,302)
Other comprehensive income (loss)							169	169	(11)	158
Repurchase of shares	(3,432,599)	(3)			(37,322)			(37,325)		(37,325)
Balance at December 31, 2018	127,144,688	$127	—	$—	$1,174,900	$(471,130)	$(286)	$703,611	$53,771	$757,382

See Notes to Consolidated Financial Statements.
WLT 2020 10-K – 54

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows — Operating Activities
Net (loss) income	$(367,276)	$(731)	$15,744
Adjustments to net (loss) income:
Impairment charges	120,220	—	—
Depreciation and amortization	114,490	76,621	77,170
Bargain purchase gain	(78,696)	—	—
Equity in losses of equity method investments in real estate, net	35,026	1,018	1,315
Amortization of fair value adjustments, deferred financing costs and other	30,229	3,237	3,014
Net gain on change in control of interests	(22,250)	—	—
Asset management fees to affiliates settled in shares	3,656	14,052	14,136
Net gain on sale of real estate	(2,738)	(30,918)	(31,260)
(Gain) loss on property-related insurance claims	(2,520)	372	(1,340)
Amortization of stock-based compensation	1,816	705	558
Business interruption income	(942)	(4,338)	(23,579)
Net loss on extinguishment of debt	22	2,711	511
Straight-line rent adjustments	—	—	6,030
Net changes in other assets and liabilities	8,538	8,822	5,521
Net decrease in operating lease right-of-use assets	4,887	6,688	—
(Decrease) increase in due to related parties and affiliates	(3,086)	(3,540)	1,935
Insurance proceeds for remediation work due to property damage	2,907	3,106	5,555
Net increase in operating lease liabilities	1,064	1,335	—
Funding of remediation work	(1,025)	(9,234)	(10,746)
Business interruption insurance proceeds	942	4,338	14,446
Receipt of key money and other deferred incentive payments	715	500	58
Distributions of earnings from equity method investments	—	3,442	3,788
Net Cash (Used in) Provided by Operating Activities	(154,021)	78,186	82,856
Cash Flows — Investing Activities
Cash and restricted cash acquired in the Merger	109,475	—	—
Proceeds from sale of real estate investments	89,398	185,990	156,646
Capital expenditures	(23,951)	(37,227)	(73,393)
Capital contributions to equity investments in real estate	(6,620)	(3,835)	(732)
Hurricane-related and other property insurance proceeds	4,239	12,802	15,556
Payment of Watermark commitment fee	(1,151)	(2,950)	—
Repayments of loan receivable	58	232	312
Distributions from equity investments in excess of cumulative equity income	—	11,804	14,238
Net Cash Provided by Investing Activities	171,448	166,816	112,627
Cash Flows — Financing Activities
Proceeds from issuance of mandatorily redeemable preferred stock and warrants	200,000	—	—
Scheduled payments and prepayments of mortgage principal	(142,433)	(207,103)	(170,425)
Proceeds from mortgage financing	81,308	86,805	75,250
Distributions paid	(20,357)	(80,260)	(79,045)
Deferred financing costs	(15,169)	(3,447)	(2,320)
Net proceeds from issuance of shares	10,553	42,903	43,868
Payment of distribution and shareholder servicing fee	(3,406)	—	—
Repurchase of shares	(1,950)	(22,806)	(37,321)
Other financing activities, net	187	(2,131)	(1,393)
Repayment of WPC Credit Facility	—	(46,637)	(37,000)
Distributions to noncontrolling interests	—	(13,152)	(8,343)
Proceeds from WPC Credit Facility	—	5,000	10,000
Net Cash Provided by (Used in) Financing Activities	108,733	(240,828)	(206,729)
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Net increase (decrease) in cash and cash equivalents and restricted cash	126,160	4,174	(11,246)
Cash and cash equivalents and restricted cash, beginning of year	125,304	121,130	132,376
Cash and cash equivalents and restricted cash, end of year	$251,464	$125,304	$121,130
(Continued)
WLT 2020 10-K – 55

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information (in thousands):

	Years Ended December 31,
	2020	2019	2018
Interest paid, net of amounts capitalized	$67,579	$65,235	$61,295
Income taxes paid	$1,933	$4,568	$2,312

See Notes to Consolidated Financial Statements.

WLT 2020 10-K – 56

WATERMARK LODGING TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Organization

Watermark Lodging Trust, Inc. (“WLT”), formerly known as Carey Watermark Investors 2 Incorporated (“CWI 2”), is a self-managed, publicly owned, non-traded real estate investment trust (“REIT”) that, together with its consolidated subsidiaries, invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States.

Substantially all of our assets and liabilities are held by, and all of our operations are conducted through CWI 2 OP, LP (the “Operating Partnership”) and we are a general partner and a limited partner of, and own a 99.0% capital interest in, the Operating Partnership, as of December 31, 2020. Watermark Capital Partners, LLC (“Watermark Capital”), which is 100% owned by Mr. Michael G. Medzigian, our Chief Executive Officer, held the remaining 1.0% in the Operating Partnership as of December 31, 2020.

Until April 13, 2020, we were managed by Carey Lodging Advisors, LLC (the “Former Advisor”), an indirect subsidiary of W. P. Carey Inc. (“WPC”). The Former Advisor managed our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that managed our hotels. CWA, LLC (the “CWI 1 Subadvisor”), a subsidiary of Watermark Capital, provided services to the Former Advisor, primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that managed the day-to-day operations of our hotels. In addition, the CWI 1 Subadvisor provided us with the services of our Chief Executive Officer, subject to the approval of our independent directors.

We held ownership interests in 31 hotels as of December 31, 2020, including 29 hotels that we consolidate (“Consolidated Hotels”) and two hotels that we record as equity investments (“Unconsolidated Hotels”).

July Capital Raise

On July 21, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with ACP Watermark Investment LLC (the “Purchaser”) and, solely with respect to a guaranty, certain other parties thereto. Pursuant to the Purchase Agreement, the Company, in a private placement made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, agreed to issue and sell to the Purchaser 200,000 shares of 12% Series B Cumulative Redeemable Preferred Stock, liquidation preference $1,000.00 per share (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 16,778,446 units of limited partnership interest of the Operating Partnership (“OP Units”) (“Warrant Units”), for an aggregate purchase price of $200.0 million (the “July Capital Raise”). See Note 15 for additional information on the Series B Preferred Stock and Warrants.

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

COVID-19, Management’s Plans and Liquidity

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) to be a global pandemic. The COVID-19 pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows and will continue to do so for the reasonably foreseeable future. As of March 12, 2021, 30 of our hotels are open but the majority are operating at significantly reduced levels of occupancy, staffing and expenses, and operations at our remaining one hotel are fully suspended. While we have seen improving demand at some of our properties as certain states and
WLT 2020 10-K – 57

Notes to Consolidated Financial Statements
cities across the United States have loosened stay-at-home restrictions, we expect the recovery to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. In addition, resurgences of COVID-19 in certain areas where our hotels are located may cause us to have to suspend operations at hotels that have remained open or reopened until the resurgence subsides. Given the uncertainty as to the ultimate severity and duration of the COVID‑19 pandemic and its effects, and the potential for its recurrence, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

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

As of December 31, 2020, we had cash and cash equivalents of $160.4 million. Additionally, under the terms of our agreements with the investors in the July Capital Raise, we have the option to require such investors to purchase up to $150.0 million aggregate liquidation preference of additional shares of Series B Preferred Stock during the 18 months after the closing of the July Capital Raise for additional working capital needs, including the repayment, refinancing or restructuring of indebtedness, subject to our satisfaction of customary conditions. As of December 31, 2020, the mortgage loans for our Consolidated Hotels had an aggregate principal balance totaling $2.2 billion outstanding, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $8.5 million for items such as taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. Of the $2.2 billion of indebtedness outstanding as of December 31, 2020, approximately $811.4 million is scheduled to mature during the 12 months after the date of this Report. We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of March 12, 2021, we have executed loan modifications on 24 of our 29 Consolidated Hotel mortgage loans, aggregating $1.9 billion of indebtedness, which had resulted in a temporary deferral of interest and principal payments and/or the granting of temporary covenant relief, which generally lasted for periods ranging from three months to four months. Although these loan modifications have generally expired, we are continuing to work with our lenders on longer-term modifications that will help preserve our liquidity. In addition, we refinanced or extended the maturity date of six Consolidated Hotel mortgage loans, aggregating $467.1 million of indebtedness, to address loans with near-term mortgage maturities. As of December 31, 2020, we have effectively entered into cash management agreements with the lenders on 27 of our 29 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender. Even if we are able to obtain payment or covenant relief, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections related to the mortgage loans.

During the year ended December 31, 2020, we sold two hotels with an aggregate contractual sales price of $93.0 million, and we received net aggregate proceeds of $34.8 million after the repayment of the related mortgage loans. We recognized a net gain of $2.7 million on the sale of these hotels. We may choose to market additional assets for sale.

WLT 2020 10-K – 58

Notes to Consolidated Financial Statements
Our primary cash uses through December 31, 2021 are expected to be payment of debt service, payment of preferred stock dividends, costs associated with the refinancing or restructuring of indebtedness and funding corporate and hotel level operations. Our primary capital sources to meet such uses are expected to be cash on hand, funds generated by hotel operations, any additional issuances of Series B Preferred Stock and proceeds from additional asset sales.

We cannot predict with reasonable certainty when our hotels will return to normalized levels of operations after the effects of the COVID-19 pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 in the future.  Therefore, as a consequence of these unprecedented trends resulting from the impact of the COVID-19 pandemic, we are unable to estimate future financial performance with reasonable certainty.

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

See Note 3 for the valuation methodologies, inputs, and assumptions used to estimate the fair value of the assets acquired, the liabilities assumed, and the noncontrolling interests acquired in the Merger (as defined in Note 3).

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired and that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, or when there are adverse changes in the demand for lodging due to declining national or local economic conditions. We may incur impairment charges on long-lived assets, including real estate, related intangible assets and equity investments. Our policies and estimates for evaluating whether these assets are impaired are presented below.

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

Our investment objective is to hold properties on a long-term basis. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The estimated fair value of the property’s asset group is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for the inherent risk associated with each investment, using estimates such as capitalization rates, discount rates, capital expenditures and net operating income at the respective hotel properties, including estimates of future income growth.

WLT 2020 10-K – 59

Notes to Consolidated Financial Statements
Equity Investments in Real Estate — We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value. We estimate the fair value of the hotel property using the methodologies discussed above and estimate the fair value of the debt using a discounted cash flow model with rates that take into account the interest rate risk. We also consider the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

Other Accounting Policies

Basis of Presentation and Consolidation — The consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

As of December 31, 2020 and 2019, we considered three and five entities to be VIEs, of which we consolidated three and four, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Net investments in hotels	$461,142	$494,304
Intangible assets, net	36,234	37,045
Total assets	520,833	566,075

Non-recourse debt, net	$327,597	$341,263
Total liabilities	354,193	376,004

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

WLT 2020 10-K – 60

Notes to Consolidated Financial Statements
Cash and Cash Equivalents and Restricted Cash — Our cash is held in the custody of several financial institutions, and these balances, at times, exceed federally-insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions. Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt to fund planned renovations and improvements, property taxes, insurance, and normal replacement of furniture, fixtures and equipment at our hotels. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	December 31,
	2020	2019	2018
Cash and cash equivalents	$160,383	$70,605	$66,593
Restricted cash	91,081	54,699	54,537
Total cash and cash equivalents and restricted cash	$251,464	$125,304	$121,130

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

Other Assets and Liabilities — Other assets consists primarily of prepaid expenses, costs related to the internalization of Watermark Capital representing goodwill as of December 31, 2020 (Note 4) and hotel inventories in the consolidated financial statements. Other liabilities, which are included in Accounts payable, accrued expenses and other liabilities, consists primarily of unamortized key money, hotel advance deposits, sales and use and occupancy taxes payable, deferred tax liabilities and accrued income taxes.

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
WLT 2020 10-K – 61

Notes to Consolidated Financial Statements
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

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation and timing differences of certain income and expense recognitions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However,
WLT 2020 10-K – 62

Notes to Consolidated Financial Statements
deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors (Note 14).

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes as described in Note 14). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Share-Based Payments — We have granted restricted stock units (“RSUs”) to certain employees (and prior to the Merger, employees of our former subadvisor). RSUs issued to employees generally vest over three years, and are subject to continued employment. We also issued Class A common stock to our directors as part of their director compensation. The expense recognized for share-based payment transactions for awards made to directors is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. Share-based payment transactions for awards made to employees are based on the fair value of the shares on the date of grant. We recognize these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award. We include share-based payment transactions within Corporate general and administrative expense.

Income Attributable to Noncontrolling Interests — Earnings attributable to noncontrolling interests are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

(Loss) Income Per Share — (Loss) income per share, as presented, represents both basic and diluted per-share amounts for all periods presented in the consolidated financial statements. We calculate (loss) income per share using the two-class method to reflect the different classes of our outstanding common stock. (Loss) income per basic share of common stock is calculated by dividing Net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net (loss) income attributable to common stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the years ended December 31, 2020, 2019 and 2018, as applicable.

Recent Accounting Requirements

The following Accounting Standards Updates (“ASU”), promulgated by the Financial Accounting Standards Board (“FASB”), are applicable to us:

Pronouncements Adopted as of December 31, 2020

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

WLT 2020 10-K – 63

Notes to Consolidated Financial Statements
Note 3. Merger of CWI 1 and CWI 2

On April 13, 2020, a direct, wholly-owned subsidiary (“Merger Sub”) of CWI 2 merged, with and into Carey Watermark Investors Incorporated (“CWI 1”), in an all-stock transaction to create WLT (the “Merger”). The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of October 22, 2019 (as amended, the “Merger Agreement”), by and among CWI 2, CWI 1 and Merger Sub.

In accordance with the Merger Agreement, at the effective time of the Merger (the “effective time”) each issued and outstanding share of CWI 1’s common stock (or fraction thereof), $0.001 par value per share (“CWI 1 common stock”), was converted into the right to receive 0.9106 shares (the “exchange ratio”) of WLT Class A common stock, $0.001 par value per share (“WLT Class A common stock”). Also at the effective time, all RSUs of CWI 1 outstanding and unvested immediately prior to the effective time were converted into an RSU of WLT with respect to a whole number of shares of WLT Class A common stock equal to (i) the number of shares of CWI 1 common stock subject to such unvested RSU of CWI 1, multiplied by (ii) the exchange ratio.

Immediately following the effective time of the Merger, the internalization of the management of the Company (the “Internalization”) was consummated pursuant to the Internalization Agreement, dated as of October 22, 2019 (as amended, the “Internalization Agreement”), by and among CWI 1, CWI OP, LP, the Operating Partnership, WPC, Carey Watermark Holdings, LLC, CLA Holdings, LLC, Carey REIT II, Inc., WPC Holdco LLC, Carey Watermark Holdings 2, LLC, the Former Advisor, Watermark Capital, the CWI 1 Subadvisor and CWA2, LLC (the “CWI 2 Subadvisor” and together with CWI 1 Subadvisor, the “Subadvisors”).

In accordance with the Internalization Agreement, CWI OP, LP and the Operating Partnership redeemed the special general partnership interests held by Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC in CWI OP, LP and the Operating Partnership, respectively (the “Redemption”). As consideration for the Redemption and the other transactions contemplated by the Internalization Agreement, WLT or the Operating Partnership (as applicable) issued equity consisting of (x) 2,840,549 shares of CWI 2 Class A common stock, to affiliates of WPC, (y) 1,300,000 shares of WLT Series A preferred stock, $0.001 par value per share, to affiliates of WPC, with a liquidation preference of $50.00 per share ($65,000,000 in the aggregate) (Note 15), and (z) 2,417,996 limited partnership units in the Operating Partnership, to affiliates of Watermark Capital. Following the Redemption, Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC have no further liability or obligation pursuant to the limited partnership agreements of CWI OP, LP or the Operating Partnership, respectively.

Immediately following the Redemption, the existing advisory agreements, as amended, between CWI 1 or CWI 2 (as applicable) and the Former Advisor, and the existing sub‑advisory agreements, as amended, between the Former Advisor and the Subadvisors (as applicable), were automatically terminated. The secured credit facilities entered into by CWI OP, LP or the Operating Partnership (as applicable) as borrower, and CWI 1 or CWI 2 (as applicable) as guarantor, with WPC as lender, each matured at the time of the expiration of such existing advisory agreements and the applicable loan agreements and loan documents were terminated. Neither CWI 1 nor CWI 2 had any outstanding obligations under the respective facilities.

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

WLT 2020 10-K – 64

Notes to Consolidated Financial Statements
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

WLT 2020 10-K – 65

Notes to Consolidated Financial Statements
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

The following tables present a summary of assets acquired and liabilities assumed in this business combination, at the date of acquisition; as well as and revenues and earnings thereon, from the date of acquisition through December 31, 2020 (in thousands):

Purchase Price Allocation
Assets
Net investments in hotels	$1,556,383
Operating lease right-of-use assets	974
Cash and cash equivalents	71,881
Intangible assets	10,200
Restricted cash	37,594
Accounts receivable, net	25,664
Other assets	15,593
Total Assets	1,718,289
Liabilities
Non-recourse debt, net	(1,002,753)
Accounts payable, accrued expenses and other liabilities	(97,843)
Operating lease liabilities	(1,874)
Due to related parties and affiliates	(1,520)
Total Liabilities	(1,103,990)
Total Identifiable Net Assets	614,299
Fair value of CWI 1's equity interests in jointly-owned investments with CWI 2 prior to the merger	(73,594)
Bargain purchase gain	(78,696)
Fair value of purchase consideration	$462,009

From April 13, 2020 through December 31, 2020
Revenues	$69,545
Net loss	$(150,176)

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

The Company used the following valuation methodologies, inputs, and assumptions to estimate the fair value of the assets acquired, the liabilities assumed, and the noncontrolling interests acquired:

Net Investments in Hotels — The Company estimated the fair values of the land, buildings and site improvements, and furniture, fixtures, and equipment at the hotel properties by using a combination of the income capitalization and sales comparison approaches. These valuation methodologies are based on significant unobservable Level 3 inputs in the fair value hierarchy, such as capitalization rates, discount rates, capital expenditures and net operating income at the respective hotel properties, including estimates of future income growth.

WLT 2020 10-K – 66

Notes to Consolidated Financial Statements
Intangible Assets — The Company estimated the fair market value of the trade name through a relief-from-royalty discounted cash flow method whereby the Company valued the avoided third-party license payment for the right to employ the asset to earn benefits. The relief-from-royalty discounted cash flow method applies an estimated royalty rate to forecasted future cash flows, discounted to present value and includes estimates of net sales growth, discount rate and royalty fee, which are valuation methodologies based on significant unobservable Level 3 inputs in the fair value hierarchy. Our intangibles are included in Intangible assets, net in the consolidated financial statements. Amortization of intangibles is included in Depreciation and amortization in the consolidated financial statements.

In connection with the Merger, we recorded intangibles comprised as follows (life in years, dollars in thousands):

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

The fair value per implied share of CWI 1 common stock issued in consideration was calculated using estimated fair values of the land, buildings and site improvements, and furniture, fixtures, and equipment of the CWI 1 hotel properties as of April 13, 2020 and estimates of the fair market value of the CWI 1 mortgage debt at the same date, based upon the methodologies discussed above, then adjusted to reflect CWI 1’s ownership interest in joint venture properties, including adjustments to appropriately capture specific joint venture promote structures. The shares used in the calculation represent the outstanding shares of CWI 1 immediately prior to the Merger.

Transaction costs are costs incurred in connection with the Merger and related transactions and included legal, accounting, financial advisory and other transaction costs. These costs were expensed as incurred in the consolidated statements of operations.

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Transaction costs	$18,448	$2,783	$—
WLT 2020 10-K – 67

Notes to Consolidated Financial Statements

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents the results of operations as if the Merger had taken place on January 1, 2019. The unaudited consolidated pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Merger had taken place on January 1, 2019, nor is it indicative of the results of operations for future periods.  The unaudited consolidated pro forma financial information is as follows (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019
Pro forma total revenues	$365,395	$1,061,517

Pro forma total hotel operating expenses (a)	$524,854	$923,792

Pro forma net (loss) income	$(454,749)	$62,039
Pro forma net (loss) income attributable to Common Stockholders (b)	$(433,892)	$59,120

Pro forma (loss) income per Class A share:
Net (loss) income attributable to Common Stockholders	$(317,775)	$43,657
Basic and diluted pro forma weighted-average shares outstanding	167,566,465	166,464,081
Basic and diluted pro forma (loss) income per share	$(1.90)	$0.26

Pro forma (loss) income per Class T share:
Net (loss) income attributable to Common Stockholders	$(116,117)	$15,463
Basic and diluted pro forma weighted-average shares outstanding	61,173,069	60,499,745
Basic and diluted pro forma (loss) income per share	$(1.90)	$0.26
__________
(a)Includes pro forma depreciation and amortization expense of $130.2 million and $143.0 million for the year ended December 31, 2020 and 2019, respectively.
(b)The pro forma net (loss) income attributable to Common Stockholders through the year ended December 31, 2020 reflects the following income and expenses related to the Merger as if the Merger had taken place on January 1, 2019: (i) bargain purchase gain of $78.7 million, (ii) transaction costs of $27.5 million through December 31, 2020 and (iii) net gain on change in control of interests of $22.3 million.

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

WLT 2020 10-K – 68

Notes to Consolidated Financial Statements
Note 4. Agreements and Transactions with Related Parties

Agreements with Our Former Advisor and Affiliates

Prior to the Merger, we had an advisory agreement with the Former Advisor (the “Advisory Agreement”) to perform certain services for us under a fee arrangement, including managing our overall business, our investments and certain administrative duties. The Former Advisor also had a subadvisory agreement with the CWI 1 Subadvisor (the “Subadvisory Agreement”) whereby the Former Advisor paid 20% of its fees earned under the Advisory Agreement to the CWI 1 Subadvisor in return for certain personnel services. Upon completion of the Merger on April 13, 2020 (Note 3), both the Advisory Agreement and Subadvisory Agreement were terminated.

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Former Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Years Ended December 31,
	2020	2019	2018
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$3,795	$14,052	$14,136
Personnel and overhead reimbursements	3,567	6,571	6,392
Available Cash Distributions	—	7,095	5,142
Interest expense	—	1,319	1,367
Disposition fees	—	130	300
	$7,362	$29,167	$27,337

Other Transaction Fees Incurred
Watermark commitment agreement	$—	$4,101	$—
Capitalized loan refinancing fees	—	1,235	653
	$—	$5,336	$653

The following table presents a summary of amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	December 31,
	2020	2019
Amounts Due to Related Parties and Affiliates
Reimbursable costs due to our Former Advisor	$190	$1,524
Watermark commitment agreement	—	1,151
Other amounts due to our Former Advisor	—	1,105
Due to other related parties and affiliates	—	26
	$190	$3,806

WLT 2020 10-K – 69

Notes to Consolidated Financial Statements
Asset Management Fees, Disposition Fees and Loan Refinancing Fees

Prior to the Merger, we paid the Former Advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments, as described in the Advisory Agreement. The Former Advisor was also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement were met. If the Former Advisor elected to receive all or a portion of its fees in shares of our common stock, the number of shares issued was determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”). Upon completion of the Merger on April 13, 2020 (Note 3), the Advisory Agreement was terminated and these fees ceased being incurred. For the years ended December 31, 2020, 2019 and 2018, we settled $4.8 million, $14.1 million and $14.2 million, respectively, of asset management fees in shares of our common stock at the Former Advisor’s election. As of December 31, 2020, the Former Advisor owned 12,208,243 shares (5.3%) of our total outstanding common stock. Asset management fees are included in Asset management fees to affiliate in the consolidated financial statements.

Available Cash Distributions

Prior to the Merger, Carey Watermark Holdings, LLC’s special general partner interest entitled it to receive distributions of 10% of Available Cash (as defined in the limited partnership agreement of CWI OP, LP) (“Available Cash Distributions”) generated by CWI OP, LP, subject to certain limitations. Available Cash Distributions are included in (Income) loss attributable to noncontrolling interests in the consolidated financial statements. In connection with the Internalization (Note 3), the CWI OP, LP and the Operating Partnership redeemed the special general partnership interests held by Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC in CWI OP, LP and the Operating Partnership, respectively, as further described in Note 3. Following the Redemption, Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC have no further liability or obligation pursuant to the limited partnership agreements of CWI OP, LP or the Operating Partnership, respectively.

Personnel and Overhead Reimbursements

Prior to the Merger, under the terms of the Advisory Agreement, the Former Advisor generally allocated expenses of dedicated and shared resources, including the cost of personnel, rent and related office expenses, between us and CWI 2, based on total pro rata hotel revenues on a quarterly basis. Pursuant to the Subadvisory Agreement, after we reimbursed the Former Advisor, it would subsequently reimburse the CWI 1 Subadvisor for personnel costs and other charges, including the services of our Chief Executive Officer, subject to the approval of our Board of Directors. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements. We also granted RSUs to employees of the CWI 1 Subadvisor pursuant to our 2010 Equity Incentive Plan. Upon completion of the Merger on April 13, 2020 (Note 3), both the Advisory Agreement and Subadvisory Agreement were terminated and those expenses ceased being incurred. Subsequent to the Merger, subject to the terms of the Transition Services Agreement, as discussed below, WPC is paid its costs of providing services under this agreement and will be reimbursed for all expenses of providing the services.

Other Transactions with Affiliates

Watermark Commitment Agreement

On October 1, 2019, we, CWI 2, Watermark Capital and Mr. Medzigian, entered into a commitment agreement pursuant to which we and CWI 2 agreed to pay Watermark Capital a total of $6.95 million in consideration of the commitments of Watermark Capital and Mr. Medzigian to wind down and ultimately liquidate a private fund that was formed to raise capital to invest in lodging properties, and to devote their business activities exclusively to the affairs of us and CWI 2 and certain other activities set forth in the commitment agreement, with the exception of the wind-down of the private fund and performing asset management services for two hotels owned by WPC (one of which was subsequently sold). As of December 31, 2020, $6.95 million was included in Other assets in the consolidated balance sheet, representing goodwill related to the internalization of Watermark Capital. As of December 31, 2019, $4.2 million was included in Other assets in the consolidated balance sheet as a deferred cost, representing the portion of the payment allocated to us. We performed our annual test for impairment as of December 31, 2020 for goodwill recorded and found no impairment indicated.

WLT 2020 10-K – 70

Notes to Consolidated Financial Statements
Transition Services Agreement

Pursuant to the Transition Services Agreement dated as of October 22, 2019 entered into between CWI 2 and WPC, WPC will continue to make available to the Company all of the services that WPC provided to CWI 2 prior to the Merger. The term of the Transition Services Agreement is generally 12 months from the effective date of the internalization transaction, with some services surviving for an additional period of time. WPC will be paid its costs of providing the services and will be reimbursed for all expenses of providing the services.

Pursuant to the Transition Services Agreement dated as of October 22, 2019 entered into between CWI 2 and Watermark Capital, Watermark Capital will continue to make available to the Company all of the services that Watermark Capital provided to CWI 2 prior to the Merger and for the Company to provide certain services to Watermark Capital or its affiliates. Except with respect to particular services provided by the Company to Watermark Capital, the term of the Transition Services Agreement has expired. The Company, in its respective capacity as service provider under such Transition Services Agreement, will be paid its respective costs of providing the services and will be reimbursed for all expenses of providing the services.

Working Capital Facility

On September 26, 2017, we entered into a secured credit facility (the “WPC Credit Facility”) with CWI OP, LP as borrower and WPC as lender. The WPC Credit Facility consisted of (i) a bridge term loan of up to $75.0 million (the “Bridge Loan”) for the purpose of acquiring an interest in the Ritz-Carlton Bacara, Santa Barbara Venture and (ii) a $25.0 million revolving working capital facility (the “Working Capital Facility”) to be used for our working capital needs. The Bridge Loan, which was scheduled to mature on December 31, 2019, was repaid in full during the fourth quarter of 2019. The Working Capital Facility that was scheduled to mature on December 31, 2019, was extended to the later of March 31, 2020 or the closing date of the Merger. We served as guarantor of the WPC Credit Facility and pledged our unencumbered equity interests in certain properties as collateral, as further described in the pledge and security agreement entered into between the borrower and lender. Upon completion of the Merger on April 13, 2020, all applicable loan documents were terminated. At both April 13, 2020 and December 31, 2019, there were no outstanding balances under either the Bridge Loan or the Working Capital Facility.

Note 5. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	December 31,
	2020	2019
Buildings	$2,289,031	$1,400,251
Land	627,296	331,681
Building and site improvements	194,162	160,726
Furniture, fixtures and equipment	193,517	103,920
Construction in progress	11,786	11,918
Hotels, at cost	3,315,792	2,008,496
Less: Accumulated depreciation	(356,328)	(298,949)
Net investments in hotels	$2,959,464	$1,709,547

During the years ended December 31, 2020 and 2019, we retired fully depreciated furniture, fixtures and equipment aggregating $24.9 million and $12.4 million, respectively, and recorded net write-offs of fixed assets resulting from property damage insurance claims of $5.5 million and $2.8 million, respectively.

Depreciation expense was $111.8 million, $75.1 million and $75.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

WLT 2020 10-K – 71

Notes to Consolidated Financial Statements
2020 Property Dispositions

On June 8, 2020, we sold our 100% ownership interest in the Hutton Hotel Nashville to an unaffiliated third party for a contractual sales price of $70.0 million, with net proceeds after the repayment of the related mortgage loan of approximately $26.8 million, including the release of $0.4 million of restricted cash. We recognized a loss on sale of $0.5 million during the year ended December 31, 2020 in connection with this transaction.

On August 27, 2020, the Lake Arrowhead Resort and Spa venture sold the Lake Arrowhead Resort and Spa to an unaffiliated third party for a contractual sales price of $23.0 million, with net proceeds after the repayment of the related mortgage loan of approximately $8.0 million. We owned a 97.35% controlling ownership interest in the venture. We recognized a gain on sale of $3.2 million during the year ended December 31, 2020 in connection with this transaction.

2019 Property Dispositions

On September 17, 2019, we sold our 100% ownership interest in the Courtyard San Diego Mission Valley to an unaffiliated third party for a contractual sales price of $79.0 million, with net proceeds after the repayment of the related mortgage loan of approximately $33.6 million, including the release of $1.4 million of restricted cash. We recognized a gain on sale of $5.9 million and a loss on extinguishment of debt of $0.3 million during the year ended December 31, 2019 in connection with this transaction.

On October 9, 2019, the Hilton Garden Inn New Orleans French Quarter/CBD venture sold the hotel to an unaffiliated third party for a contractual sales price of $26.0 million, with net proceeds after the repayment of the related mortgage loan of approximately $11.4 million, including the release of $1.1 million of restricted cash. We owned an 88% controlling ownership interest in the venture. We recognized a gain on sale of $10.1 million and a loss on extinguishment of debt of $0.5 million during the year ended December 31, 2019 in connection with this transaction.

On November 21, 2019, we sold our 100% ownership interest in the Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center to an unaffiliated third party for a contractual sales price of $85.5 million with net proceeds after the repayment of the related mortgage loan of approximately $34.1 million, including the release of $3.1 million of restricted cash. We recognized a gain on sale of $14.9 million and a loss on extinguishment of debt of $1.8 million during the year ended December 31, 2019 in connection with this transaction.

Impairments

As a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on our hotel operations, we reviewed all of our hotel properties for impairment and recognized impairment charges during the year ended December 31, 2020 totaling $120.2 million on six Consolidated Hotels with an aggregate fair value measurement of $266.6 million before impairment charges in order to reduce the carrying value of the properties to their estimated fair values. For five of the hotel properties, the fair value measurements were determined using a future net cash flow analysis, discounted for the inherent risk associated with each investment and for one property, the fair value measurement approximated its estimated selling price. No impairments were recognized during the years ended December 31, 2019 and 2018.

Construction in Progress

As of December 31, 2020 and 2019, construction in progress, recorded at cost, was $11.8 million and $11.9 million, respectively, and related to planned renovations at certain of our hotels. Upon substantial completion of renovation work, costs are reclassified from construction in progress to buildings, building and site improvements and furniture, fixture and equipment, as applicable, and depreciation will commence.

We capitalize qualifying interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.5 million, $1.6 million and $2.6 million of such costs during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, 2019 and 2018, accrued capital expenditures were $0.5 million, $2.5 million and $5.5 million, respectively, representing non-cash investing activity.

WLT 2020 10-K – 72

Notes to Consolidated Financial Statements
Note 6. Equity Investments in Real Estate

As of December 31, 2020, we owned equity interests in two Unconsolidated Hotels with unrelated third parties. We did not control the ventures that own these hotels, but we exercised significant influence over them. We accounted for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Former Advisor that we incurred and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at December 31,
					2020	2019
Ritz-Carlton Philadelphia Venture (a)	PA	301	60.0%	Full-service	$18,157	$27,247
Hyatt Centric French Quarter Venture (b)	LA	254	80.0%	Full-service	482	505
Ritz-Carlton Bacara, Santa Barbara Venture (c)	CA	358	40.0%	Resort	—	51,965
Marriott Sawgrass Golf Resort & Spa Venture (c)	FL	514	50.0%	Resort	—	20,580
		1,427			$18,639	$100,297
___________
(a)We contributed $3.9 million to this investment during the year ended December 31, 2020.
(b)We contributed $0.9 million to this investment during the year ended December 31, 2020.
(c)Upon completion of the Merger on April 13, 2020, the Company consolidates its 100% real estate interest in this hotel.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the HLBV model, as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

Unconsolidated Hotels	Years Ended December 31,
	2020	2019	2018
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	$(20,968)	$(3,947)	$(4,879)
Ritz-Carlton Philadelphia Venture	(13,038)	(513)	(985)
Hyatt Centric French Quarter Venture	(962)	1,137	2,072
Marriott Sawgrass Golf Resort & Spa Venture (a)	(58)	2,305	1,971
Westin Atlanta Venture (c)	—	—	506
Total equity in losses of equity method investments in real estate, net	$(35,026)	$(1,018)	$(1,315)
___________
(a) Upon closing of the Merger on April 13, 2020, the Company owns 100% of this hotel and consolidates its real estate interest in this hotel therefore these amounts represent the equity in (losses) earnings for the respective periods prior to the Merger.
(b) Includes an other-than-temporary impairment charge of $17.8 million recognized on this investment during the year ended December 31, 2020 to reduce the carrying value of our equity investment in the venture to its estimated fair value.
(c ) On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third party. Our share of equity in earnings during the year ended December 31, 2018 was the result of additional cash distributions received in this period in connection with the disposition.

WLT 2020 10-K – 73

Notes to Consolidated Financial Statements
No other-than-temporary impairment charges were recognized during the years ended December 31, 2019 and 2018.

As of December 31, 2020 and 2019, the unamortized basis differences on our equity investments were $2.1 million and $6.3 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.2 million, $0.3 million and $0.3 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The following tables present combined summarized financial information of our equity method investment entities. Amounts provided are the total amounts attributable to the ventures since our respective dates of acquisition and do not represent our proportionate share (in thousands):

	December 31,
	2020	2019
Real estate, net	$111,405	$600,956
Other assets	12,467	61,027
Total assets	123,872	661,983
Debt	94,105	411,407
Other liabilities	21,723	68,497
Total liabilities	115,828	479,904
Members’ equity	$8,044	$182,079

	Years Ended December 31,
	2020	2019	2018
Revenues	$19,444	$201,570	$203,202
Expenses	37,227	207,987	210,334
Net loss attributable to equity method investments	$(17,783)	$(6,417)	$(7,132)

Note 7. Intangible Assets

Intangible assets are summarized as follows (dollars in thousands):

		December 31, 2020			December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 - 55	$72,400	$(9,529)	$62,871	$72,400	$(8,025)	$64,375
Trade name	8	9,400	(844)	8,556	—	—	—
Other intangible assets	1 - 10	1,633	(775)	858	855	(444)	411
Total intangible assets, net		$83,433	$(11,148)	$72,285	$73,255	$(8,469)	$64,786

Net amortization of intangibles was $2.7 million, $1.5 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of intangibles is included in Depreciation and amortization in the consolidated financial statements.

WLT 2020 10-K – 74

Notes to Consolidated Financial Statements
Based on the intangible assets recorded as of December 31, 2020, scheduled annual amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2021	$3,062
2022	2,842
2023	2,839
2024	2,833
2025	2,683
Thereafter	58,026
Total	$72,285

Note 8. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments, including interest rate caps and swaps; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which inputs are unobservable and are corroborated by little or no market data, therefore requiring us to develop our own assumptions.

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the years ended December 31, 2020 or 2019. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $2.2 billion and $1.2 billion as of December 31, 2020 and 2019, respectively, and an estimated fair value of $2.2 billion and $1.2 billion as of December 31, 2020 and 2019, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

Our Series A and Series B preferred stock, which we have classified as Level 3, had carrying values of $52.0 million and $162.1 million as of December 31, 2020, respectively, and estimated fair values of $54.2 million and $194.9 million as of December 31, 2020, respectively. We determined the estimated fair value using a discounted cash flow analysis of the interest and anticipated redemption payments associated with the preferred stock.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both December 31, 2020 and 2019.
WLT 2020 10-K – 75

Notes to Consolidated Financial Statements

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

The Company estimated the fair values of our long-lived real estate and related intangible assets either using Level 3 inputs or the selling price of a hotel property based upon an executed purchase and sales agreement, using a combination of the income capitalization and sales comparison approaches, specifically utilizing a discounted cash flow analysis and recent comparable sales transactions. The estimate of the fair value of the assets acquired in the Merger, as discussed in Note 3 and the evaluation of the assets for potential impairment, as discussed below, required the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (i) capitalization rate; (ii) discount rate; (iii) net operating income; and (iv) number of years the property will be held or benefit realized. There are inherent uncertainties in making these estimates, including the impact of the COVID-19 pandemic. For our estimate of the fair value of the assets acquired in the Merger and impairment tests for our long-lived real estate and related intangible assets during the year ended December 31, 2020, we used discount rates ranging from 7.0% to 10.5%, with a weighted-average rate of 8.4%, and capitalization rates ranging from 5.0% to 8.5%, with a weighted-average rate of 6.5%.

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. See Note 5 and Note 6 for a description of impairment charges recognized during the year ended December 31, 2020. No impairments were recognized during the years ended December 31, 2019 or 2018.

See Note 15 for information on the measurement of fair value of the Series A and Series B Preferred Stock and Warrants.

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

WLT 2020 10-K – 76

Notes to Consolidated Financial Statements
The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at December 31,		Liability Derivatives Fair Value at December 31,
	Balance Sheet Location	2020	2019	2020	2019
Interest rate caps	Other assets	$9	$18	$—	$—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(5,080)	—
		$9	$18	$(5,080)	$—

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both December 31, 2020 and 2019, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $1.0 million, $0.2 million and $0.3 million in Other comprehensive (loss) income on derivatives in connection with our interest rate swaps and caps during the years ended December 31, 2020, 2019, and 2018, respectively.

We reclassified 0.4 million, $0.3 million, and $0.4 million from Other comprehensive (loss) income on derivatives into Interest expense during the years ended December 31, 2020, 2019 and 2018, respectively.

Amounts reported in Other comprehensive (loss) income related to our interest rate swaps and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. As of December 31, 2020, we estimated that $0.5 million will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels as of December 31, 2020 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	December 31, 2020
Interest rate swaps	2	$187,550	$(5,080)
Interest rate caps	9	427,745	9
			$(5,071)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2020. As of December 31, 2020, both our total credit exposure and the maximum exposure to any single counterparty were less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of December 31, 2020, we had not been declared in default on any of our derivative obligations. The
WLT 2020 10-K – 77

Notes to Consolidated Financial Statements
estimated fair value of our derivatives in a net liability position was $5.3 million as of December 31, 2020, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of December 31, 2020, we could have been required to settle our obligations under these agreements at their aggregate termination value of $5.6 million. As of December 31, 2019, we had no derivatives that were in a net liability position.

Note 10. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at December 31,
	Interest Rate Range	Current Maturity Date Range (a)	2020	2019
Fixed rate	3.6% – 5.9%	03/21 – 04/24	$1,286,839	$884,849
Variable rate (b)	2.4% – 8.5%	06/21 – 11/23	883,063	321,218
			$2,169,902	$1,206,067
___________
(a)Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.
(b)The interest rate range presented for these mortgage loans reflect the rates in effect as of December 31, 2020 through the use of an interest rate swap or cap, when applicable.

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. As of December 31, 2020, we have effectively entered into cash management agreements with the lenders on 27 of our 29 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. See Note 1 for further discussion.

Financing Activity During 2020

During the fourth quarter of 2020, we refinanced the $43.6 million Le Meridien Dallas, The Stoneleigh non-recourse mortgage loan with a new mortgage loan totaling $47.0 million. The loan has a floating annual interest rate of LIBOR plus 6.7% (subject to an interest rate cap) and a maturity date of October 1, 2023, with one one-year extension option, which is subject to certain conditions. We recognized a loss on extinguishment of debt of less than $0.1 million on this refinancing.

During the fourth quarter of 2020, we also refinanced the $27.3 million Sanderling Resort and Spa non-recourse mortgage loan with a new mortgage loan totaling $30.8 million. The loan has a floating annual interest rate of LIBOR plus 8.0% (subject to an interest rate cap) and a maturity date of November 1, 2023, with two one-year extension options, which are subject to certain conditions. We recognized a loss on extinguishment of debt of less than $0.1 million on this refinancing.

Financing Activity During 2019

During the fourth quarter of 2019, we refinanced the $93.9 million Hawks Cay Resort mortgage loan with a new mortgage loan of up to $115.7 million, of which $95.3 million was funded at closing. The loan has a floating annual interest rate of LIBOR plus 2.8% (subject to an interest rate cap) and a maturity date of November 15, 2022, with three one-year extension options. This refinancing was accounted for as a loan modification and no gain or loss was recognized.

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

WLT 2020 10-K – 78

Notes to Consolidated Financial Statements
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

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2020 are as follows (in thousands):

Years Ending December 31,	Total
2021	$692,590
2022	1,103,602
2023	376,776
2024	50,252
2025	—
Total principal payments	2,223,220
Unamortized debt discount	(46,466)
Unamortized deferred financing costs	(6,852)
Total	$2,169,902

Note 11. Commitments and Contingencies

As of December 31, 2020, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of December 31, 2020, our hotel properties were operated pursuant to long-term management agreements with eleven different management companies, with initial terms ranging from 5 to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. Twelve of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $6.4 million, $16.9 million and $17.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Franchise Agreements

Seventeen of our hotel properties operated under franchise or license agreements with national brands that are separate from our management agreements. As of December 31, 2020, we had 12 franchise agreements with Marriott-owned brands, two with Hilton-owned brands, one with InterContinental Hotels-owned brands and two with a Hyatt-owned brand related to our hotels. Our typical franchise agreement provides for a term of 15 to 25 years. Two of our hotels are not operated with a hotel brand so the hotels do not have franchise agreements. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.5% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $4.7 million, $16.4 million and $16.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

WLT 2020 10-K – 79

Notes to Consolidated Financial Statements
Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2020 and 2019, $51.0 million and $34.6 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and had used a portion of the available restricted cash reserves to cover operating costs at our properties, of which $4.9 million is subject to replenishment requirements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. As of December 31, 2020, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts as of December 31, 2020 totaled $16.2 million. As discussed in Note 1, we have significantly reduced our planned renovation activity by either canceling or deferring this activity to future periods, other than completing projects that are near completion. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources or other sources of available capital, including cash flow from operations.

Leases

Lease Obligations

We recognize an operating ROU asset and a corresponding lease liability for ground lease arrangements, hotel parking leases and various hotel equipment leases for which we are the lessee. Our leases have remaining lease terms ranging from less than one year to 86 years (excluding extension options not reasonably certain of being exercised).

Lease Cost

Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Fixed lease cost	$11,911	$13,592
Variable lease cost (a)	125	815
Total lease cost	$12,036	$14,407
___________
(a)Our variable lease payments consist of payments based on a percentage of revenue.

WLT 2020 10-K – 80

Notes to Consolidated Financial Statements
Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

	December 31,
	2020	2019
Operating lease ROU assets	$40,729	$45,727
Operating lease liabilities	74,633	71,733

Weighted-average remaining lease term	67.0 years	69.0 years
Weighted-average discount rate	9.1%	9.1%

Cash paid for operating lease liabilities included in Net cash (used in) provided by operating activities totaled $6.0 million and $5.5 million for the years ended December 31, 2020 and 2019.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet as of December 31, 2020 is as follows (in thousands):

Years Ending December 31,	Total
2021	$6,089
2022	6,101
2023	5,803
2024	5,720
2025	5,472
Thereafter through 2107	892,384
Total lease payments	921,569
Less: amount of lease payments representing interest	(846,936)
Present value of future lease payments/lease obligations	$74,633

Note 12. Loss Per Share and Equity

(Loss) Income Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2020	2019	2018
Net (loss) income attributable to the Company	$(350,128)	$(10,898)	$8,056
Preferred dividends	(1,742)	—	—
Fair value adjustment on reclassification of Series A Preferred Stock	2,754	—	—
Net (loss) income attributable to Common Stockholders including amounts attributable to fair value adjustment	$(349,116)	$(10,898)	$8,056

WLT 2020 10-K – 81

Notes to Consolidated Financial Statements

	Year Ended December 31, 2020
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock (a)	157,288,346	$(272,776)	$(1.73)
Class T common stock	43,957,081	(76,340)	(1.74)
Net loss attributable to Common Stockholders including amounts attributable to fair value adjustment		$(349,116)

	Year Ended December 31, 2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock (a)	128,978,410	$(10,898)	$(0.08)
Class T common stock	—	—	—
Net loss attributable to Common Stockholders		$(10,898)

	Year Ended December 31, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share
Class A common stock (a)	126,915,817	$8,056	$0.06
Class T common stock	—	—	—
Net income attributable to Common Stockholders		$8,056
___________
(a)For purposes of determining the weighted-average number of shares of Class A common stock outstanding and loss (income) per share, amounts for the periods prior to the Merger have been adjusted to give effect to the exchange ratio of 0.9106 (Note 3).

The allocation of Net (loss) income attributable to common stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period. The allocation for the Class A common stock excludes the accretion of interest on the annual distribution and shareholder servicing fee of $0.1 million for the year ended December 31, 2020 since this fee is only applicable to holders of Class T common stock. No such fees were incurred for the years ended December 31, 2019 and 2018.

The distribution and shareholder servicing fee is 1.0% of the NAV of our Class T common stock; it accrues daily and is payable quarterly in arrears. We ceased incurring the distribution and shareholder servicing fee during the fourth quarter of 2020, at which time the total underwriting compensation paid in respect of the offering reached 10.0% of the gross offering proceeds. We paid distribution and shareholder servicing fees to selected dealers of $3.4 million during the year ended December 31, 2020.

Noncontrolling Interest in the Operating Partnership

We consolidate the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of December 31, 2020 the Operating Partnership had 230,961,715 OP Units outstanding, of which 99.0% of the outstanding OP Units were owned by the Company, and the noncontrolling 1.0% ownership interest was owned by Mr. Medzigian.

As of December 31, 2020, Mr. Medzigian owned 2,417,996 OP Units. The outstanding OP Units held by Mr. Medzigian are exchangeable on a one-for-one basis into shares of WLT Class A common stock. Additionally, we had 16,778,446 Warrant Units outstanding as of December 31, 2020. The noncontrolling interest is included in noncontrolling interest on the consolidated balance sheet as of December 31, 2020.

WLT 2020 10-K – 82

Notes to Consolidated Financial Statements
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Years Ended December 31,
Gains and Losses on Derivative Instruments	2020	2019	2018
Beginning balance	$(172)	$(286)	$(455)
Other comprehensive loss before reclassifications	(959)	(153)	(290)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	421	280	448
Equity in losses of equity method investments in real estate, net	6	3	—
Total	427	283	448
Net current period other comprehensive (loss) income	(532)	130	158
Net current period other comprehensive (income) loss attributable to noncontrolling interests	(20)	(16)	11
Ending balance	$(724)	$(172)	$(286)

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our distributions per share are summarized as follows:

	Years Ended December 31,
	2020		2019		2018
	Class A (a)	Class T	Class A (a)	Class T	Class A (a)	Class T
Return of capital	$0.1565	$—	$0.4125	$—	$0.5380	$—
Capital gain	—	—	0.1556	—	—	—
Ordinary income	—	—	0.0579	—	0.0880	—
Total distributions paid	$0.1565	$—	$0.6260	$—	$0.6260	$—
___________

(a)The distributions per share for the periods prior to the Merger have been adjusted to give effect to the exchange ratio of 0.9106 (Note 3).

In the first quarter of 2020, we paid out the common stock distributions that our Board of Directors declared in the fourth quarter of 2019 in an aggregate amount of $20.4 million. No distributions were declared during the year ended December 31, 2020.

WLT 2020 10-K – 83

Notes to Consolidated Financial Statements
Note 13. Share-Based Payments

Prior to the Merger, we maintained the 2010 Equity Incentive Plan, which authorized the issuance of stock-based awards to the officers and employees of our former Subadvisor, who performed services on our behalf. The 2010 Equity Incentive Plan provided for the grant of RSUs and dividend equivalent rights. We also maintained the Directors Incentive Plan — 2010 Incentive Plan, which authorized the issuance of stock-based awards to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provided for the grant of RSUs and dividend equivalent rights.

Subsequent to the Merger, we maintain the 2015 Equity Incentive Plan, which authorizes the issuance of Class A shares of stock-based awards to our officers and employees. The 2015 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 2,000,000 shares may be granted, of which 895,940 shares remained available for future grants as of December 31, 2020.

A summary of the stock-based award activity for the years ended December 31, 2020, 2019 and 2018 follows:

	Former Subadvisor/WLT Employees		Independent Directors
	Shares (a)	Weighted-Average Grant Date Fair Value (a)	Shares (a)	Weighted-Average Grant Date Fair Value (a)
Nonvested at January 1, 2018	55,482	$11.73	—	$—
Granted	55,709	11.43	15,745	11.43
Vested (b)	(26,011)	11.63	(15,745)	11.43
Forfeited	(5,236)	11.54	—	—
Nonvested at January 1, 2019	79,944	11.56	—	—
Granted	63,932	11.41	18,400	11.41
Vested (b)	(33,686)	11.61	(18,400)	11.41
Forfeited	(2,399)	11.81	—	—
Nonvested at December 31, 2019	107,791	11.45	—	—
RSU’s of CWI 2 acquired in the Merger	74,075	11.23
Granted	808,970	9.35	35,111	6.84
Vested (b)	(92,020)	11.35	(35,111)	6.84
Forfeited	(51,486)	11.38	—	—
Nonvested at December 31, 2020 (c)	847,330	9.44	—	—
___________
(a)The number of shares and the weighted-average grant date fair value for the periods prior to the Merger have been adjusted to give effect to the exchange ratio of 0.9106 (Note 3).
(b)RSUs issued to employees (and prior to the Merger, employees of the former Subadvisor) generally vest over three years, subject to continued employment and are forfeited if the recipient’s employment terminates prior to vesting. RSUs issued to independent directors vest immediately. The total fair value of shares vested was $1.0 million, $0.4 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(c)We currently expect to recognize compensation expense totaling approximately $6.7 million over the vesting period. The awards to employees (and prior to the Merger, employees of the former Subadvisor) of the Subadvisor had a weighted-average remaining contractual term of 2.82 years as of December 31, 2020.

Stock-Based Compensation Expense

For the years ended December 31, 2020, 2019, and 2018, we recognized share-based compensation expense related to RSU awards to employees of the Subadvisor under the 2010 Equity Incentive Plan, 2015 Equity Incentive Plan and equity compensation issued to our independent directors aggregating $1.8 million, $0.7 million and $0.6 million, respectively. Share-based compensation expense is included within Corporate general and administrative expenses in the consolidated financial statements. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of this plan.

WLT 2020 10-K – 84

Notes to Consolidated Financial Statements
Note 14. Income Taxes

As a REIT, we are permitted to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases for each of our lodging properties with TRSs (“TRS lessees”). The TRS lessees in turn contract with independent hotel management companies that manage day-to-day operations of our hotels under our oversight.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. On April 20, 2020, the TRSs that were previously wholly-owned by CWI 1 were contributed into the wholly-owned WLT combined TRS in a tax-free restructuring.  This restructuring will result in a single federal tax filing for the WLT combined TRS, which will include the contributed entities. The WLT combined TRS measures the deferred tax assets and liabilities of the combined entities based on the WLT combined TRS’s deferred tax rate.

The components of our (benefit from) provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Federal
Current	$(8,165)	$1,415	$2,255
Deferred	581	1,168	930
	(7,584)	2,583	3,185

State and Local
Current	180	427	592
Deferred	(526)	142	1,100
	(346)	569	1,692
Total (Benefit) Provision	$(7,930)	$3,152	$4,877

Deferred income taxes as of December 31, 2020 and 2019 consist of the following (in thousands):

	December 31,
	2020	2019
Deferred Tax Assets
Net operating loss carryforwards	$40,224	$8,381
Accrued vacation payable and deferred rent	9,369	2,534
Operating lease liabilities	1,329	1,446
Interest expense limitation	1,286	769
Deferred revenue — key money	1,128	351
Gift card liability	531	271
Fixed assets and intangibles	—	416
Total deferred income taxes	53,867	14,168
Valuation allowance	(42,047)	(8,559)
Total deferred tax assets	11,820	5,609
Deferred Tax Liabilities
Villa rental management agreement	(6,967)	(6,574)
Fixed assets and intangibles	(4,676)	—
Operating lease ROU assets	(1,244)	(1,426)
Other	(212)	(373)
Deferred rent	—	(1,553)
Total deferred tax liabilities	(13,099)	(9,926)
Net Deferred Tax Liability	$(1,279)	$(4,317)

WLT 2020 10-K – 85

Notes to Consolidated Financial Statements
A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (dollars in thousands):

	Years Ended December 31,
	2020	2019	2018
Pre-tax (loss) income from taxable subsidiaries	$(139,598)	$6,674	$22,992

Federal provision at statutory tax rate (a)	$(29,315)	$1,402	$4,828
Valuation allowance	22,726	2,418	1,782
State and local taxes, net of federal provision	(6,207)	(122)	655
Income not subject to federal tax	3,152	210	(2,529)
Rate change	2,438	—	—
Tax benefit net operating loss carryback	(2,008)	—	—
Return to provision true-up	1,731	(469)	(315)
Other	(472)	(1)	(48)
Non-deductible expenses	25	81	204
Tax credit	—	(367)	—
Disposition of hotels	—	—	300
Total (benefit) provision	$(7,930)	$3,152	$4,877
___________
(a)The applicable statutory tax rate was 21% for the years ended December 31, 2020, 2019 and 2018.

The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. If not utilized, our federal and state and local net operating losses will begin to expire in 2028. As of December 31, 2020 and 2019, we recorded a valuation allowance of $42.0 million and $8.6 million, respectively, related to these net operating loss carryforwards and other deferred tax assets.

The net deferred tax liabilities in the table above are comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of less than $0.1 million and $0.4 million as of December 31, 2020 and 2019, respectively, which are included in Other assets in the consolidated balance sheets, and other deferred tax liability balances of $1.3 million and $4.7 million as of December 31, 2020 and 2019, respectively, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

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

Our tax returns are subject to audit by taxing authorities. The statute of limitations varies by jurisdiction and ranges from three to four years. Such audits can often take years to complete and settle. The tax years 2016 through 2019 remain open to examination by the major taxing jurisdictions in which we are subject to income taxes.

Note 15. Mandatorily Redeemable Preferred Stock

At both December 31, 2020 and 2019, we had authorized 50,000,000 shares of preferred stock, $0.001 par value per share.

Series A Preferred Stock

As discussed in Note 3, as consideration for the Redemption and the other transactions contemplated by the Internalization Agreement, affiliates of WPC were issued 1,300,000 shares of WLT Series A preferred stock, $0.001 par value per share, with a liquidation preference of $50.00 per share (the “Series A Preferred Stock”).

WLT 2020 10-K – 86

Notes to Consolidated Financial Statements
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

Series B Preferred Stock and Warrants

On July 24, 2020, we issued 200,000 shares of our newly designated Series B Preferred Stock, with a liquidation preference of $1,000.00 per share and Warrants to purchase 16,778,446 Warrant Units, for an aggregate purchase price of $200.0 million. The Warrant exercise price is $0.01 per Warrant Unit, and the Warrants expire on July 24, 2027. The Warrant Units are recorded as noncontrolling interest in the consolidated balance sheet totaling $19.8 million as of December 31, 2020, discussed further below. The Warrants require that, if the Operating Partnership pays any distribution to holders of OP Units, then the Operating Partnership shall concurrently distribute the same securities, cash, indebtedness, rights or other property to the holders of Warrants as if the Warrants had been exercised into Warrant Units on the date of such distribution. The Warrants include a call option that will allow the Company to purchase Warrants, Warrant Units and Common Stock issued on redemption of Warrant Units from the Purchaser or its transferees at a specified call price until the Common Stock is approved for trading on any securities exchange registered as a national securities exchange under Section 6 of the Securities and Exchange Act of 1934, as amended (or the equivalent thereof in a jurisdiction outside the United States).

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
WLT 2020 10-K – 87

Notes to Consolidated Financial Statements
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

Dividends accrued included in interest expense in the consolidated financial statements related to our Series A and Series B Preferred Stock for the year ended December 31, 2020 totaled $12.0 million.

The following table presents the carrying value of our Series A and Series B Preferred Stock:

	December 31, 2020
	Series A	Series B
	Preferred Stock	Preferred Stock	Total
Liquidation value	$65,000	$200,000	$265,000
Fair value discount	(14,310)	(30,358)	(44,668)
	50,690	169,642	220,332
Accumulated amortization of fair value discount	1,336	2,675	4,011
Deferred financing costs	—	(11,169)	(11,169)
Accumulated amortization of deferred financing costs	—	984	984
	$52,026	$162,132	$214,158

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
WLT 2020 10-K – 88

Notes to Consolidated Financial Statements
Note 16. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenues	$114,978	$20,297	$73,668	$70,158
Operating expenses	249,644	106,145	124,559	117,767
Net loss	(169,145)	(17,547)	(88,090)	(92,494)
(Income) loss attributable to noncontrolling interests	(860)	2,994	6,714	8,300
Preferred dividends	—	(1,341)	(401)	—
Net loss attributable to common stockholders (a)	$(170,005)	$(15,894)	$(81,777)	$(84,194)
Basic and diluted loss per share — Class A common stock (b) (c)	$(1.30)	$(0.07)	$(0.35)	$(0.37)
Basic and diluted loss per share — Class T common stock (c)	$—	$(0.07)	$(0.35)	$(0.37)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$152,190	$166,053	$151,118	$141,702
Operating expenses	144,862	148,253	140,005	137,103
Net (loss) income	(9,786)	1,317	(1,576)	9,314
Income attributable to noncontrolling interests	(4,578)	(1,018)	(878)	(3,693)
Preferred dividends	—	—	—	—
Net (loss) income attributable to common stockholders	$(14,364)	$299	$(2,454)	$5,621
Basic and diluted (loss) income per share — Class A common stock (b) (c)	$(0.11)	$—	$(0.02)	$0.04
Basic and diluted income per share — Class T common stock	$—	$—	$—	$—
___________
(a)Results for the first quarter of 2020 include impairment charges of $120.2 million and results for the second quarter of 2020 include a bargain purchase gain of $78.7 million and net gain on change in control of interests of $22.3 million, both related to the Merger.
(b)For purposes of determining the weighted-average number of shares of Class A common stock outstanding and loss (income) per share, amounts for the periods prior to the Merger have been adjusted to give effect to the exchange ratio of 0.9106 (Note 3).
(c)The sum of the quarterly loss per share for the year ended December 31, 2020 does not agree to the annual loss per share primarily due to the theoretical number of shares of common stock issued in connection with the Merger (Note 3). The sum of the quarterly (loss) income per share for the year ended December 31, 2019 does not agree to the annual (loss) income per share, as the quarterly computation utilizes weighted average shares outstanding during that quarter and the annual computation utilizes weighted average shares outstanding during the year.

Note 17. Subsequent Event

On March 5, 2021 we refinanced the $190.0 million Ritz-Carlton Key Biscayne non-recourse mortgage loan, which extended the maturity date of the loan from August 1, 2021 to August 1, 2023. The principal balance and interest rate of 4% remain unchanged.
WLT 2020 10-K – 89

WATERMARK LODGING TRUST, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2020, 2019 and 2018
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2020
Valuation reserve for deferred tax assets	$8,559	$38,809	$(5,321)	$42,047

Year Ended December 31, 2019
Valuation reserve for deferred tax assets	$6,140	$2,824	$(405)	$8,559

Year Ended December 31, 2018
Valuation reserve for deferred tax assets	$4,359	$2,966	$(1,185)	$6,140

WLT 2020 10-K – 90

WATERMARK LODGING TRUST, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	(Decrease) Increase In Net Investments (b)	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Courtyard Pittsburgh Shadyside	$15,414	$3,515	$25,833	$1,939	$(10,166)	$2,132	$18,989	$21,121	$5,949	2003	Mar 2013	4 – 40 yrs.
Holiday Inn Manhattan 6th Ave Chelsea	72,559	30,023	81,398	2,999	(33,812)	19,896	60,712	80,608	15,662	2008	Jun 2013	4 – 40 yrs.
Fairmont Sonoma Mission Inn & Spa	59,425	17,657	66,593	6,365	(119)	17,657	72,839	90,496	16,365	1927	Jul 2013	4 – 40 yrs.
Marriott Raleigh City Center	66,274	—	68,405	8,506	(40)	—	76,871	76,871	15,895	2008	Aug 2013	4 – 40 yrs.
Hawks Cay Resort	94,593	25,800	73,150	54,203	(34,811)	25,800	92,542	118,342	20,684	1960	Oct 2013	4 – 40 yrs.
Renaissance Chicago Downtown	83,461	—	132,198	33,694	(2,311)	—	163,581	163,581	38,593	1991	Dec 2013	4 – 40 yrs.
Hyatt Place Austin Downtown	53,089	9,100	73,700	2,112	(11)	9,100	75,801	84,901	12,755	2013	Apr 2014	4 – 40 yrs.
Courtyard Times Square West	53,473	—	87,438	464	(5,121)	—	82,781	82,781	14,506	2013	May 2014	4 – 40 yrs.
Sheraton Austin Hotel at the Capitol	69,362	18,210	78,703	7,566	(46)	18,210	86,223	104,433	16,240	1986	May 2014	4 – 40 yrs.
Sanderling Resort	29,869	9,800	23,677	9,935	(180)	9,800	33,432	43,232	7,870	1985	Oct 2014	4 – 40 yrs.
Marriott Kansas City Country Club Plaza	37,864	5,100	48,748	8,699	(44)	5,100	57,403	62,503	11,109	1987	Nov 2014	4 – 40 yrs.
Westin Minneapolis	40,462	6,405	57,105	1,521	(28,398)	3,206	33,427	36,633	8,371	2007	Feb 2015	4 – 40 yrs.
Westin Pasadena	86,309	22,785	112,215	7,518	(4)	22,785	119,729	142,514	19,096	1989	Mar 2015	4 – 40 yrs.
Hilton Garden Inn/Homewood Suites Atlanta Midtown	36,274	5,700	47,680	505	(25)	5,700	48,160	53,860	6,906	2012	Apr 2015	4 – 40 yrs.
Ritz-Carlton Key Biscayne	183,003	117,200	154,182	21,233	1,017	118,656	174,976	293,632	27,931	2001	May 2015	4 – 40 yrs.
Ritz-Carlton Fort Lauderdale	74,966	22,100	74,422	10,179	716	22,380	85,037	107,417	14,331	2007	Jun 2015	4 – 40 yrs.
Le Méridien Dallas, The Stoneleigh	45,597	9,400	57,989	1,952	21	9,400	59,962	69,362	8,350	1923	Nov 2015	4 – 40 yrs.
Equinox, a Luxury Collection Golf Resort & Spa	45,035	15,000	59,235	6,081	(35,991)	7,273	37,052	44,325	10,637	1853	Feb 2016	4 – 40 yrs.
Charlotte Marriott City Center	98,085	22,700	109,300	10	—	22,700	109,310	132,010	1,971	1983	Apr 2020	4– 40 yrs.
Courtyard Nashville Downtown	52,399	14,300	67,800	34	7	14,300	67,841	82,141	1,180	1998	Apr 2020	4 – 40 yrs.
Embassy Suites by Hilton Denver-Downtown/Convention Center	88,223	15,400	92,600	44	—	15,400	92,644	108,044	1,675	2010	Apr 2020	4 – 40 yrs.
Le Méridien Arlington	34,479	8,000	30,000	34	—	8,000	30,034	38,034	562	2007	Apr 2020	4 – 40 yrs.
Marriott Sawgrass Golf Resort & Spa	83,644	24,800	116,627	57	(2,892)	24,800	113,792	138,592	2,309	1987	Apr 2020	4 – 40 yrs.
Renaissance Atlanta Midtown Hotel	47,806	10,900	56,900	19	—	10,900	56,919	67,819	1,025	2009	Apr 2020	4 – 40 yrs.
Ritz-Carlton Bacara, Santa Barbara	224,314	81,700	202,700	87	—	81700	202,787	284,487	4,536	2000	Apr 2020	4 – 40 yrs.
Ritz-Carlton San Francisco	138,813	83,201	133,000	—	—	83,201	133,000	216,201	2,404	1991	Apr 2020	4 – 40 yrs.
San Diego Marriott La Jolla	76,676	20,800	89,900	108	44	20,800	90,052	110,852	1,706	1985	Apr 2020	4 – 40 yrs.
San Jose Marriott	86,920	24,600	115,900	167	—	24,600	116,067	140,667	2,113	2003	Apr 2020	4 – 40 yrs.
Seattle Marriott Bellevue	91,514	23,800	91,100	130	—	23,800	91,230	115,030	1,665	2015	Apr 2020	4 – 40 yrs.
	$2,169,902	$647,996	$2,428,498	$186,161	$(152,166)	$627,296	$2,483,193	$3,110,489	$292,396
___________
WLT 2020 10-K – 91

(a)Consists of the cost of improvements subsequent to acquisition, including construction costs primarily for renovations pursuant to our contractual obligations.
(b)The net decrease in net investments was primarily due to impairment charges, as well as write-offs of fixed assets resulting from property damage insurance claims.
(c)A reconciliation of hotels and accumulated depreciation follows:
WLT 2020 10-K – 92

WATERMARK LODGING TRUST, INC.
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Hotels
	Years Ended December 31,
	2020	2019	2018
Beginning balance	$1,892,658	$2,056,770	$2,036,454
Assets acquired in the Merger	1,436,027	—	—
Impairments	(117,150)	—	—
Dispositions	(106,206)	(180,339)	(23,280)
Improvements	13,342	19,116	52,752
Write-off of assets damaged by hurricane and other	(5,869)	(2,784)	(8,905)
Write-off of fully depreciated assets	(2,313)	(105)	(251)
Ending balance	$3,110,489	$1,892,658	$2,056,770

	Reconciliation of Accumulated Depreciation for Hotels
	Years Ended December 31,
	2020	2019	2018
Beginning balance	$246,816	$217,050	$165,509
Depreciation expense	70,306	55,992	53,758
Dispositions	(22,413)	(26,121)	(1,966)
Write-off of fully depreciated assets	(2,313)	(105)	(251)
Ending balance	$292,396	$246,816	$217,050

As of December 31, 2020, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $3.7 billion.

WLT 2020 10-K – 93

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2020 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making this assessment, we used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2020, our internal control over financial reporting was effective based on those criteria.

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

WLT 2020 10-K – 94

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

WLT 2020 10-K – 95

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Apex Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on October 22, 2019

2.2	Internalization Agreement, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, CWI OP, LP, Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, W. P. Carey Inc., Carey Watermark Holdings, LLC, CLA Holdings, LLC, Carey REIT II, Inc., WPC Holdco LLC, Carey Watermark Holdings 2, LLC, Carey Lodging Advisors, LLC, Watermark Capital Partners, LLC, CWA, LLC, and CWA 2, LLC.	Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K, filed on October 22, 2019

3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Form 10‑Q filed on May 15, 2015

3.2	Amended and Restated Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 27, 2018

3.3	Articles Supplementary of 12% Series B Cumulative Redeemable Preferred Stock of Watermark Lodging Trust, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on July 24, 2020

4.1	Amended and Restated Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 14, 2016

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

4.3	Description of Securities under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.3 to Form 10-K filed on March 12, 2020

4.4	Warrant Certificate, dated July 24, 2020, of Watermark Lodging Trust, Inc.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 24, 2020

10.1	Advisory Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Form 10‑Q filed on May 15, 2015

10.2	Subadvisory Agreement dated February 9, 2015 between Carey Lodging Advisors, LLC, and CWA 2, LLC	Incorporated by reference to Exhibit 10.2 to Form 10‑Q filed on May 15, 2015

10.3	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Incorporated by reference to Exhibit 10.3 to Form 10‑Q filed on May 15, 2015

10.4	2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 10‑Q filed on May 15, 2015

10.5	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Incorporated by reference to Exhibit 10.7 to Form 10‑Q filed on May 15, 2015

10.6	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.8 to Form 10‑Q filed on May 15, 2015

10.7	Amended and Restated Limited Liability Company Agreement of CWI Sawgrass Holdings, LLC dated April 1, 2015	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 2, 2015
WLT 2020 10-K – 96

Exhibit No.	Description	Method of Filing
10.8	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC.	Incorporated by reference to Exhibit 10.2 to W. P. Carey Inc.’s Quarterly Report on Form 10-Q (File No. 001-13779) filed on August 7, 2015.

10.9	Amended and Restated Limited Liability Company Operating Agreement of CWI Key Biscayne Hotel, LLC, by and between CWI OP, LP and CWI 2 OP, LP dated as of May 29, 2015	Incorporated by reference to Exhibit 10.1 to current Report on Form 8-K filed on June 4, 2015

10.10	Second Amendment to Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.27 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779) filed February 23, 2018

10.11	Payment Guaranty, between W.P. Carey Inc. as Lender, and Carey Watermark Investors 2 Inc. as Guarantor, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.12	Pledge and Security Agreement between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Pledgor, dated October 19, 2017	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.13	Promissory Note, between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Borrower, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.14	First Amendment to the Loan Agreement, between W. P. Carey, as Lender, and CWI 2 OP, LP, as Borrower, effective September 30, 2018	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10‑Q for the Quarter ended September 30, 2018

10.15	Commitment Agreement, dated as of October 1, 2019, among Watermark Capital Partners, LLC, Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Michael Medzigian.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 22, 2019

10.16	Second Amendment of the Loan Agreement between W. P. Carey, as Lender, and CWI 2 OP LP, as Borrower, effective September 30, 2019	Incorporated by reference to Exhibit 10.16 to Form 10-K filed on March 12, 2020

10.17	Third Amendment of the Loan Agreement between W. P. Carey, as Lender, and CWI 2 OP LP, as Borrower, effective January 16, 2020	Incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 12, 2020

10.18	Transition Services Agreement, dated as of October 22, 2019, between Watermark Capital Partners, LLC, and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on October 22, 2019

10.19	Transition Services Agreement, dated as of October 22, 2019, between W. P. Carey Inc., and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on October 22, 2019

10.20	Employment Agreement, dated as of October 22, 2019, between Carey Watermark Investors 2 Incorporated and Michael G. Medzigian.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed on October 22, 2019

10.21	Securities Purchase Agreement, dated July 21, 2020, by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP, ACP Watermark Investment LLC and certain other parties thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 24, 2020

10.22	Investor Rights Agreement, dated July 24, 2020, by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP and ACP Watermark Investment LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on July 24, 2020

WLT 2020 10-K – 97

Exhibit No.	Description	Method of Filing
10.23	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010

10.24	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 12, 2011

10.25	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 14, 2012

10.26	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 16, 2013

10.27	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

10.28	First Amendment to Subadvisory Agreement, dated as of May 12, 2015, by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q, filed on May 14, 2015

10.29	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to W. P. Carey’s Annual Report on Form 10-K (File No. 001-13779), filed on February 26, 2016

10.30	First Amendment to Amended and Restated Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.24 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779), filed on February 23, 2018

10.31	Form of Restricted Stock Unit Award Agreement	Filed herewith

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

WLT 2020 10-K – 98

Item 16. Form 10-K Summary.

None.

WLT 2020 10-K – 99

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watermark Lodging Trust, Inc.
Date:	March 12, 2021
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Medzigian	Chief Executive Officer and Director	March 12, 2021
Michael G. Medzigian	(Principal Executive Officer)

/s/ Mallika Sinha	Chief Financial Officer	March 12, 2021
Mallika Sinha	(Principal Financial Officer)

/s/ Noah K. Carter	Chief Accounting Officer	March 12, 2021
Noah K. Carter	(Principal Accounting Officer)

/s/ Russell L. Gimelstob	Director	March 12, 2021
Russell L. Gimelstob

/s/ Alexander N. Halpern	Director	March 12, 2021
Alexander N. Halpern

/s/ Charles S. Henry	Director	March 12, 2021
Charles S. Henry

/s/ Michael D. Johnson	Director	March 12, 2021
Michael D. Johnson

/s/ Katherine G. Lugar	Director	March 12, 2021
Katherine G. Lugar

/s/ Robert E. Parsons, Jr.	Director	March 12, 2021
Robert E. Parsons, Jr.

/s/ William H. Reynolds, Jr.	Director	March 12, 2021
William H. Reynolds, Jr.

/s/ Simon M. Turner	Director	March 12, 2021
Simon M. Turner

WLT 2020 10-K – 100

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Apex Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on October 22, 2019

2.2	Internalization Agreement, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, CWI OP, LP, Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, W. P. Carey Inc., Carey Watermark Holdings, LLC, CLA Holdings, LLC, Carey REIT II, Inc., WPC Holdco LLC, Carey Watermark Holdings 2, LLC, Carey Lodging Advisors, LLC, Watermark Capital Partners, LLC, CWA, LLC, and CWA 2, LLC.	Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K, filed on October 22, 2019

3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Form 10‑Q filed on May 15, 2015

3.2	Amended and Restated Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 27, 2018

3.3	Articles Supplementary of 12% Series B Cumulative Redeemable Preferred Stock of Watermark Lodging Trust, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on July 24, 2020

4.1	Amended and Restated Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 14, 2016

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

4.3	Description of Securities under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.3 to Form 10-K filed on March 12, 2020

4.4	Warrant Certificate, dated July 24, 2020, of Watermark Lodging Trust, Inc.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 24, 2020

10.1	Advisory Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Form 10‑Q filed on May 15, 2015

10.2	Subadvisory Agreement dated February 9, 2015 between Carey Lodging Advisors, LLC, and CWA 2, LLC	Incorporated by reference to Exhibit 10.2 to Form 10‑Q filed on May 15, 2015

10.3	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Incorporated by reference to Exhibit 10.3 to Form 10‑Q filed on May 15, 2015

10.4	2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 10‑Q filed on May 15, 2015

10.5	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Incorporated by reference to Exhibit 10.7 to Form 10‑Q filed on May 15, 2015

10.6	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.8 to Form 10‑Q filed on May 15, 2015

10.7	Amended and Restated Limited Liability Company Agreement of CWI Sawgrass Holdings, LLC dated April 1, 2015	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 2, 2015

WLT 2020 10-K – 101

Exhibit No.	Description	Method of Filing
10.8	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC.	Incorporated by reference to Exhibit 10.2 to W. P. Carey Inc.’s Quarterly Report on Form 10-Q (File No. 001-13779) filed on August 7, 2015.

10.9	Amended and Restated Limited Liability Company Operating Agreement of CWI Key Biscayne Hotel, LLC, by and between CWI OP, LP and CWI 2 OP, LP dated as of May 29, 2015	Incorporated by reference to Exhibit 10.1 to current Report on Form 8-K filed on June 4, 2015

10.10	Second Amendment to Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.27 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779) filed February 23, 2018

10.11	Payment Guaranty, between W.P. Carey Inc. as Lender, and Carey Watermark Investors 2 Inc. as Guarantor, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.12	Pledge and Security Agreement between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Pledgor, dated October 19, 2017	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.13	Promissory Note, between W.P. Carey Inc. as Lender, and CWI 2 OP, LP as Borrower, dated as of October 19, 2017	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.14	First Amendment to the Loan Agreement, between W. P. Carey, as Lender, and CWI 2 OP, LP, as Borrower, effective September 30, 2018	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10‑Q for the Quarter ended September 30, 2018

10.15	Commitment Agreement, dated as of October 1, 2019, among Watermark Capital Partners, LLC, Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Michael Medzigian.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 22, 2019

10.16	Second Amendment of the Loan Agreement between W. P. Carey, as Lender, and CWI 2 OP LP, as Borrower, effective September 30, 2019	Incorporated by reference to Exhibit 10.16 to Form 10-K filed on March 12, 2020

10.17	Third Amendment of the Loan Agreement between W. P. Carey, as Lender, and CWI 2 OP LP, as Borrower, effective January 16, 2020	Incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 12, 2020

10.18	Transition Services Agreement, dated as of October 22, 2019, between Watermark Capital Partners, LLC, and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on October 22, 2019

10.19	Transition Services Agreement, dated as of October 22, 2019, between W. P. Carey Inc., and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on October 22, 2019

10.20	Employment Agreement, dated as of October 22, 2019, between Carey Watermark Investors 2 Incorporated and Michael G. Medzigian.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed on October 22, 2019
10.21	Securities Purchase Agreement, dated July 21, 2020, by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP, ACP Watermark Investment LLC and certain other parties thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 24, 2020

10.22	Investor Rights Agreement, dated July 24, 2020, by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP and ACP Watermark Investment LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on July 24, 2020

10.23	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 10, 2010
WLT 2020 10-K – 102

Exhibit No.	Description	Method of Filing
10.24	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 12, 2011

10.25	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 14, 2012

10.26	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 16, 2013

10.27	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

10.28	First Amendment to Subadvisory Agreement, dated as of May 12, 2015, by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q, filed on May 14, 2015

10.29	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to W. P. Carey’s Annual Report on Form 10-K (File No. 001-13779), filed on February 26, 2016

10.30	First Amendment to Amended and Restated Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.24 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779), filed on February 23, 2018

10.31	Form of Restricted Stock Unit Award Agreement	Filed herewith

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
WLT 2020 10-K – 103