Form 10-Q
period 2021-03-31
Watermark Lodging Trust, Inc.
filed 2021-05-12
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Registrant has 167,634,718 shares of Class A common stock, $0.001 par value, and 61,095,773 shares of Class T common stock, $0.001 par value, outstanding at May 5, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements regarding: our expectations regarding the impacts on our business of the outbreak of the novel coronavirus (“COVID-19”) pandemic and the impact of hurricanes and other natural disasters on certain hotels, including the condition of the properties and cost estimates. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to effects of pandemics and global outbreaks of contagious diseases or the fear of such outbreaks, like the current COVID-19 pandemic, could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations (“MFFO”), and prospects. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 12, 2021 (the “2020 Annual Report”). Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

WLT 3/31/2021 10-Q – 1

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

As used throughout this document, unless the context indicates otherwise, the terms "WLT," the "Company," "we," "our" and "us" mean:

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

WLT 3/31/2021 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

WATERMARK LODGING TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Investments in real estate:
Hotels, at cost	$3,206,566	$3,315,792
Accumulated depreciation	(362,337)	(356,328)
Net investments in hotels	2,844,229	2,959,464
Assets held for sale	89,359	—
Equity investments in real estate	16,338	18,639
Operating lease right-of-use assets	39,509	40,729
Cash and cash equivalents	117,524	160,383
Intangible assets, net	71,506	72,285
Restricted cash	93,781	91,081
Accounts receivable, net	64,298	46,010
Other assets	34,168	30,735
Total assets	$3,370,712	$3,419,326
Liabilities
Non-recourse debt, net, including debt attributable to Assets held for sale	$2,173,920	$2,169,902
Mandatorily redeemable preferred stock	216,944	214,158
Accounts payable, accrued expenses and other liabilities	200,115	174,217
Other liabilities held for sale	301	—
Operating lease liabilities	74,730	74,633
Total liabilities	2,666,010	2,632,910
Commitments and contingencies (Note 10)
Equity
Class A common stock, $0.001 par value; 320,000,000 shares authorized;167,466,774 and 167,441,281 shares, respectively, issued and outstanding	167	167
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 61,095,773 and 61,102,438 shares, respectively, issued and outstanding	61	61
Additional paid-in capital	1,655,956	1,655,554
Distributions and accumulated losses	(987,430)	(911,863)
Accumulated other comprehensive loss	(487)	(724)
Total stockholders’ equity	668,267	743,195
Noncontrolling interests	36,435	43,221
Total equity	704,702	786,416
Total liabilities and equity	$3,370,712	$3,419,326

See Notes to Consolidated Financial Statements.
WLT 3/31/2021 10-Q – 3

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Hotel Revenues
Rooms	$61,250	$67,850
Food and beverage	21,463	34,994
Other operating revenue	13,015	11,941
Business interruption income	545	193
Total Hotel Revenues	96,273	114,978
Expenses
Rooms	14,627	17,671
Food and beverage	17,167	24,776
Other hotel operating expenses	4,783	5,908
Property taxes, insurance, rent and other	24,224	17,944
General and administrative	12,286	13,410
Sales and marketing	8,480	11,259
Repairs and maintenance	5,557	4,580
Utilities	4,667	3,401
Management fees	2,513	2,976
Depreciation and amortization	31,882	18,785
Total Hotel Operating Expenses	126,186	120,710
Corporate general and administrative expenses	7,257	3,589
Gain on property-related insurance claims	(1,166)	—
Impairment charges	—	120,220
Asset management fees to affiliate	—	3,316
Transaction costs	—	1,809
Total Expenses	132,277	249,644
Operating Loss	(36,004)	(134,666)
Interest expense	(42,383)	(14,429)
Equity in losses of equity method investments in real estate, net	(3,920)	(23,393)
Other income (expense)	77	(20)
Loss before income taxes	(82,230)	(172,508)
(Provision for) benefit from income taxes	(125)	3,363
Net loss	(82,355)	(169,145)
Loss (income) attributable to noncontrolling interests	6,788	(860)
Net Loss Attributable to the Common Stockholders	(75,567)	(170,005)

Class A Common Stock
Net loss attributable to Common Stockholders	$(55,367)	$(170,005)
Basic and diluted weighted-average shares outstanding	167,466,809	130,999,153
Basic and diluted loss per share	$(0.33)	$(1.30)

Class T Common Stock
Net loss attributable to Common Stockholders	$(20,200)	$—
Basic and diluted weighted-average shares outstanding	61,099,580	—
Basic and diluted loss per share	$(0.33)	$—
See Notes to Consolidated Financial Statements.
WLT 3/31/2021 10-Q – 4

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net Loss	$(82,355)	$(169,145)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	239	(1,285)
Comprehensive Loss	(82,116)	(170,430)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	6,788	(860)
Unrealized gain on derivative instruments	(2)	(11)
Comprehensive loss (income) attributable to noncontrolling interests	6,786	(871)
Comprehensive Loss Attributable to Common Stockholders	$(75,330)	$(171,301)

See Notes to Consolidated Financial Statements.

WLT 3/31/2021 10-Q – 5

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	167,441,281	$167	61,102,438	$61	$1,655,554	$(911,863)	$(724)	$743,195	$43,221	$786,416
Net loss						(75,567)		(75,567)	(6,788)	(82,355)
Shares issued under share incentive plans	—	—			296			296		296
Stock-based compensation to directors	27,223	—			150			150		150
Other comprehensive income							237	237	2	239
Repurchase of shares	(1,730)	—	(6,665)	—	(44)			(44)		(44)
Balance at March 31, 2021	167,466,774	$167	61,095,773	$61	$1,655,956	$(987,430)	$(487)	$668,267	$36,435	$704,702

Balance at January 1, 2020	130,083,865	$130	—	$—	$1,209,691	$(562,747)	$(172)	$646,902	$50,977	$697,879
Net (loss) income						(170,005)		(170,005)	860	(169,145)
Shares issued, net of offering costs	925,762	1	—	—	10,537			10,538		10,538
Shares issued to affiliates	378,976	—	—	—	4,324			4,324		4,324
Shares issued under share incentive plans	—	—	—	—	138			138		138
Other comprehensive (loss) income							(1,296)	(1,296)	11	(1,285)
Repurchase of shares	(63,755)	—	—	—	(703)			(703)		(703)
Balance at March 31, 2020	131,324,848	$131	—	$—	$1,223,987	$(732,752)	$(1,468)	$489,898	$51,848	$541,746

See Notes to Consolidated Financial Statements.

WLT 3/31/2021 10-Q – 6

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows — Operating Activities
Net loss	$(82,355)	$(169,145)
Adjustments to net loss:
Depreciation and amortization	31,882	18,785
Amortization of fair value adjustments, deferred financing costs and other	11,560	736
Equity in losses of equity method investments in real estate, net	3,920	23,393
Gain on property-related insurance claims	(1,166)	—
Business interruption income	(545)	(193)
Amortization of stock-based compensation expense	446	138
Impairment charges	—	120,220
Asset management fees to affiliates settled in shares	—	3,219
Net changes in other assets and liabilities	5,822	(9,593)
Net decrease in operating lease right-of-use assets	1,245	1,702
(Repayment) receipt of key money and other deferred incentive payments	(748)	65
Business interruption insurance proceeds	545	193
(Decrease) increase in due to related parties and affiliates	(206)	12
Net increase in operating lease liabilities	97	191
Funding of remediation work	(36)	—
Insurance proceeds for remediation work due to property damage	16	326
Net Cash Used in Operating Activities	(29,523)	(9,951)

Cash Flows — Investing Activities
Capital expenditures	(4,717)	(6,511)
Property insurance proceeds	1,309	—
Capital contributions to equity investments in real estate	(790)	(904)
Payment of Watermark commitment fee	—	(1,151)
Net Cash Used in Investing Activities	(4,198)	(8,566)

Cash Flows — Financing Activities
Payments and prepayments of mortgage principal	(5,889)	(4,496)
Proceeds from mortgage financing	839	—
Payment of distribution and shareholder servicing fee	(798)	—
Deferred financing costs	(602)	(70)
Other financing activities, net	56	—
Repurchase of shares	(44)	(703)
Distributions paid	—	(20,357)
Net proceeds from issuance of shares	—	10,554
Net Cash Used in Financing Activities	(6,438)	(15,072)

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net decrease in cash and cash equivalents and restricted cash	(40,159)	(33,589)
Cash and cash equivalents and restricted cash, beginning of period	251,464	125,304
Cash and cash equivalents and restricted cash, end of period	$211,305	$91,715

See Notes to Consolidated Financial Statements.
WLT 3/31/2021 10-Q – 7

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

Substantially all of our assets and liabilities are held by, and all of our operations are conducted through CWI 2 OP, LP (the “Operating Partnership”) and we are a general partner and a limited partner of, and own a 99.0% capital interest in, the Operating Partnership, as of March 31, 2021. Watermark Capital Partners, LLC (“Watermark Capital”), which is 100% owned by Mr. Michael G. Medzigian, our Chief Executive Officer, held the remaining 1.0% in the Operating Partnership as of March 31, 2021.

On April 13, 2020, Merger Sub merged with and into CWI 1 in an all-stock transaction in which the former stockholders of CWI 1 became stockholders of CWI 2 (the “Merger”). After giving effect to the Merger, CWI 1 became a wholly owned subsidiary of CWI 2 and CWI 2 changed its name to WLT. Concurrently with the closing of the Merger, CWI 2 completed an internalization transaction through which it became self-managed.

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

We held ownership interests in 31 hotels as of March 31, 2021, including 29 hotels that we consolidated (“Consolidated Hotels”) and two hotels that we recorded as equity investments (“Unconsolidated Hotels”).

July 2020 Capital Raise

On July 21, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with ACP Watermark Investment LLC (the “Purchaser”) and, solely with respect to a guaranty, certain other parties thereto. Pursuant to the Purchase Agreement, the Company, in a private placement made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, agreed to issue and sell to the Purchaser 200,000 shares of 12% Series B Cumulative Redeemable Preferred Stock, liquidation preference $1,000.00 per share (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 16,778,446 units of limited partnership interest of the Operating Partnership (“OP Units”) (“Warrant Units”), for an aggregate purchase price of $200.0 million (the “July Capital Raise”). See Note 13 for additional information on the Series B Preferred Stock and Warrants.

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

WLT 9/30/2020 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

COVID-19, Management’s Plans and Liquidity

The COVID-19 pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows and will continue to do so for the reasonably foreseeable future. As of May 12, 2021, all of our hotels are open but the majority are operating at significantly reduced levels of occupancy, staffing and expenses. While we have seen improving demand at some of our properties as government-imposed restrictions and limitations on travel and large gatherings have loosened and as the vaccine has become more widely available, we expect the recovery to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. Given the uncertainty as to the ultimate severity and duration of the COVID‑19 outbreak and its effects, and the potential for its recurrence, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

We have taken actions to help mitigate the effects of the COVID-19 pandemic on our operating results and to preserve our liquidity at both the operating level and corporate level, including:

•Completing the July Capital Raise transaction, as discussed above;
•Significantly reducing hotel operating costs while demand remained low;
•Working with our lenders on debt forbearance plans, as discussed below;
•Suspending distributions on, and redemptions of, our common stock, subject to limited exceptions;
•Actively pursuing certain asset sales;
•Significantly reducing our planned renovation activity by either canceling or deferring this activity to future periods, other than completing projects that are near completion;
•Funding expenses using existing reserve accounts and temporarily suspending required contributions to reserves to the extent permitted by our lenders; and
•Reducing a portion of the cash compensation paid to our senior management and the Board of Directors in 2020.

As of March 31, 2021, we had cash and cash equivalents of $117.5 million. Additionally, under the terms of our agreements with the investors in the July Capital Raise, we have the option to require such investors to purchase up to $150.0 million aggregate liquidation preference of additional shares of Series B Preferred Stock during the 18 months after the closing of the July Capital Raise for additional working capital needs, including the repayment, refinancing or restructuring of indebtedness, subject to our satisfaction of customary conditions. As of March 31, 2021, the mortgage loans for our Consolidated Hotels had an aggregate principal balance totaling $2.2 billion outstanding, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $7.3 million for items such as taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. Of the $2.2 billion of indebtedness outstanding as of March 31, 2021, approximately $813.1 million is scheduled to mature during the 12 months after the date of this Report. We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of May 12, 2021, we have executed loan modifications on 24 of our 29 Consolidated Hotel mortgage loans, aggregating $1.9 billion of indebtedness, which had resulted in a temporary deferral of interest and principal payments and/or the granting of temporary covenant relief, which generally lasted for periods ranging from three months to four months. Although these loan modifications have generally expired, we are continuing to work with our lenders on longer-term modifications that will help preserve our liquidity. In addition, we refinanced or extended the maturity date of eight Consolidated Hotel mortgage loans, aggregating $585.6 million of indebtedness, to address loans with near-term mortgage maturities. As of March 31, 2021, we have effectively entered into cash management agreements with the lenders on 27 of our 29 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender. Even if we are able to obtain payment or covenant relief, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections related to the mortgage loans.

Our primary cash uses through June 30, 2022 are expected to be payment of debt service, costs associated with the refinancing or restructuring of indebtedness, funding corporate and hotel level operations, payment of real estate taxes and insurance and payment of preferred stock dividends. Our primary capital sources to meet such uses are expected to be funds generated by
WLT 3/31/2021 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
hotel operations, proceeds from the July Capital Raise, any additional issuances of Series B Preferred Stock and proceeds from additional asset sales.

We cannot predict with reasonable certainty when our hotels will return to normalized levels of operations after the effects of the pandemic subside or whether hotels will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases in the future.  Therefore, as a consequence of these unprecedented trends resulting from the impact of the pandemic, we are unable to estimate future financial performance with reasonable certainty.

Note 2. Basis of Presentation

Basis of Presentation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to financial information. The unaudited financial statements include all adjustments that are necessary, in the opinion of management, to fairly state the consolidated balance sheets, statements of operations, statements of comprehensive loss, statements of equity and statements of cash flows.

Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements of and accompanying notes for the year ended December 31, 2020, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Merger

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity (“VIE”), and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2020 Annual Report.

WLT 3/31/2021 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
As of both March 31, 2021 and December 31, 2020, we considered three entities to be VIEs, all of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	March 31, 2021	December 31, 2020
Net investments in hotels	$457,721	$461,142
Intangible assets, net	36,034	36,234
Total assets	535,818	520,833

Non-recourse debt, net	$325,685	$327,597
Total liabilities	358,308	354,193

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$117,524	$160,383
Restricted cash	93,781	91,081
Total cash and cash equivalents and restricted cash	$211,305	$251,464

Note 3. Agreements and Transactions with Related Parties

Pre-Merger Agreements with Our Advisor and Affiliates

Prior to the Merger, we had an advisory agreement with the Advisor (the “Advisory Agreement”) to perform certain services for us under a fee arrangement, including managing our overall business, our investments and certain administrative duties. The Advisor also had a subadvisory agreement with the CWI 1 Subadvisor (the “Subadvisory Agreement”) whereby the Advisor paid 20% of its fees earned under the Advisory Agreement to the CWI 1 Subadvisor in return for certain personnel services. Upon completion of the Merger on April 13, 2020, both the Advisory Agreement and Subadvisory Agreement were terminated.

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to the Advisor, the CWI 1 Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended March 31,
	2021	2020
Amounts Included in the Consolidated Statements of Operations
Personnel and overhead reimbursements	$108	$1,565
Asset management fees	—	3,316
	$108	$4,881

WLT 3/31/2021 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
Asset Management Fees, Disposition Fees and Loan Refinancing Fees

Prior to the Merger, we paid the Advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments, as described in the Advisory Agreement. The Advisor was also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement were met. If the Advisor elected to receive all or a portion of its fees in shares of our common stock, the number of shares issued was determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”). Upon completion of the Merger on April 13, 2020, the Advisory Agreement was terminated and these fees ceased being incurred. For the three months ended March 31, 2020, we settled $4.3 million of asset management fees in shares of our common stock at the former Advisor’s election. No such fees were settled during the three months ended March 31, 2021. As of March 31, 2021, the former Advisor owned 12,208,243 shares (5.3%) of our total outstanding common stock. Asset management fees are included in Asset management fees to affiliate in the consolidated financial statements.

Personnel and Overhead Reimbursements/Reimbursable Costs

Prior to the Merger, under the terms of the Advisory Agreement, the Advisor generally allocated expenses of dedicated and shared resources, including the cost of personnel, rent and related office expenses, between us and CWI 2, based on total pro rata hotel revenues on a quarterly basis. Pursuant to the Subadvisory Agreement, after we reimbursed the Advisor, it would subsequently reimburse the CWI 1 Subadvisor for personnel costs and other charges, including the services of our Chief Executive Officer, subject to the approval of our Board of Directors. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements. We also granted RSUs to employees of the CWI 1 Subadvisor pursuant to our 2010 Equity Incentive Plan. Upon completion of the Merger on April 13, 2020, both the Advisory Agreement and Subadvisory Agreement were terminated and those expenses ceased being incurred. Subsequent to the Merger, subject to the terms of the Transition Services Agreement, as discussed below, WPC is paid its costs of providing services under this agreement and will be reimbursed for all expenses of providing the services.

Available Cash Distributions

As of March 31, 2020, Carey Watermark Holdings’ special general partner interest entitled it to receive distributions of 10% of Available Cash (as defined in the limited partnership agreement of CWI OP, LP) generated by CWI OP, LP, subject to certain limitations. In connection with the internalization of the management of the Company in connection with the Merger, CWI OP, LP and the Operating Partnership redeemed the special general partnership interests held by Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC in CWI OP, LP and the Operating Partnership, respectively. Following the redemption, Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC have no further liability or obligation pursuant to the limited partnership agreements of CWI OP, LP or the Operating Partnership, respectively.

Post Merger Transactions with Affiliates

Transition Services Agreement

Pursuant to the Transition Services Agreement dated as of October 22, 2019 entered into between CWI 2 and WPC, WPC will continue to make available to the Company all of the services that WPC provided to CWI 2 prior to the Merger. The term of the Transition Services Agreement is generally 12 months from the effective date of the internalization transaction, with certain services surviving for up to 18 months. WPC will be paid its costs of providing the services and will be reimbursed for all expenses of providing the services. As of March 31, 2021 and December 31, 2020, the amount due to WPC was $0.1 million and $0.2 million, respectively.

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

WLT 3/31/2021 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Buildings	$2,210,394	$2,289,031
Land	609,086	627,296
Building and site improvements	187,842	194,162
Furniture, fixtures and equipment	185,398	193,517
Construction in progress	13,846	11,786
Hotels, at cost	3,206,566	3,315,792
Less: Accumulated depreciation	(362,337)	(356,328)
Net investments in hotels	$2,844,229	$2,959,464

During the three months ended March 31, 2021 and 2020, we retired fully depreciated furniture, fixtures and equipment aggregating $5.9 million and $6.3 million, respectively, and recorded net write-offs of fixed assets resulting from property damage insurance claims of $0.1 million and $0.3 million, respectively. Depreciation expense was $31.1 million and $18.4 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and December 31, 2020, accrued capital expenditures were $1.3 million and $0.5 million, respectively, representing non-cash investing activity.

Assets and Liabilities Held for Sale

As of March 31, 2021, we had one property classified as held for sale, the Sheraton Austin Hotel at the Capitol. This property was sold subsequent to March 31, 2021 (Note 14). No properties were classified as held for sale as of December 31, 2020.

Below is a summary of our assets and liabilities held for sale (in thousands):

March 31, 2021
Net investments in hotels	$89,307
Other assets	52
Assets held for sale	$89,359

Non-recourse debt, net	$70,253

Other liabilities held for sale	$301

Impairments

As a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on our hotel operations, we reviewed all of our hotel properties for impairment and recognized impairment charges during the three months ended March 31, 2020 totaling $120.2 million on six Consolidated Hotels with an aggregate fair value measurement of $266.6 million in order to reduce the carrying value of the properties to their estimated fair values. For five of the hotel properties, the fair value measurements were determined using a future net cash flow analysis, discounted for the inherent risk associated with each investment and for one property, the fair value measurement approximated its estimated selling price. No impairments were recognized during the three months ended March 31, 2021.

WLT 3/31/2021 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Note 5. Equity Investments in Real Estate

As of March 31, 2021, we owned equity interests in two Unconsolidated Hotels with unrelated third parties. We did not control the ventures that own these hotels, but we exercised significant influence over them. We accounted for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at
					March 31, 2021	December 31, 2020
Ritz-Carlton Philadelphia Venture (a)	PA	301	60.0%	Full-service	$15,862	$18,157
Hyatt Centric French Quarter Venture(b)	LA	254	80.0%	Full-service	476	482
		555			$16,338	$18,639
___________
(a)We contributed $0.8 million to this investment during the three months ended March 31, 2021.
(b)We contributed $0.9 million to this investment during the three months ended March 31, 2021. On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party for $2.1 million, bringing our ownership interest to 100% (Note 14).

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Unconsolidated Hotels	2021	2020
Ritz-Carlton Philadelphia Venture	$(3,063)	$(3,058)
Hyatt Centric French Quarter Venture	(857)	(6)
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	—	(20,456)
Marriott Sawgrass Golf Resort & Spa Venture (a)	—	127
Total equity in losses of equity method investments in real estate, net	$(3,920)	$(23,393)
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

No other-than-temporary impairment charges were recognized during the three months ended March 31, 2021.

As of both March 31, 2021 and December 31, 2020, the unamortized basis differences on our equity investments were $2.1 million. Net amortization of the basis differences reduced the carrying values of our equity investments by less than $0.1 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively.
WLT 3/31/2021 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Intangible Assets

Intangible assets are summarized as follows (dollars in thousands):

		March 31, 2021			December 31, 2020
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 - 55	$72,400	$(9,906)	$62,494	$72,400	$(9,529)	$62,871
Trade name	8	9,400	(1,138)	8,262	9,400	(844)	8,556
Other intangible assets	2 - 10	1,633	(883)	750	1,633	(775)	858
Total intangible assets, net		$83,433	$(11,927)	$71,506	$83,433	$(11,148)	$72,285

Net amortization of intangibles was $0.8 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. Amortization of intangibles is included in Depreciation and amortization and Property tax, insurance, rent and other in the consolidated financial statements.

Note 7. Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

Derivative Assets and Liabilities — Our derivative assets, which are included in Other assets in the consolidated financial statements, are comprised of interest rate caps and our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps (Note 8).

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three months ended March 31, 2021 or 2020. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income in the consolidated financial statements.

Our non-recourse debt, net which we have classified as Level 3, had a carrying value of $2.2 billion as of both March 31, 2021 and December 31, 2020, respectively, and an estimated fair value of $2.2 billion as of both March 31, 2021 and December 31, 2020, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

Our Series A and Series B preferred stock, which we have classified as Level 3, had carrying values of $52.8 million and $164.2 million, respectively, as of March 31, 2021, and $52.0 million and $162.1 million, respectively, as of December 31,
WLT 3/31/2021 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
2020, and estimated fair values of $56.7 million and $201.7 million, respectively, as of March 31, 2021, and $54.2 million and $194.9 million, respectively, as of December 31, 2020. We determined the estimated fair value using a discounted cash flow analysis of the interest and anticipated redemption payments associated with the preferred stock.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of both March 31, 2021 and December 31, 2020.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. No impairments were recognized during the three months ended March 31, 2021. See Note 4 and Note 5 for a description of impairment charges recognized during the three months ended March 31, 2020.

The Company estimated the fair values of our long-lived real estate and related intangible assets using Level 3 inputs, using a combination of the income capitalization and sales comparison approaches, specifically utilizing a discounted cash flow analysis and recent comparable sales transactions. The estimate of the fair value of the assets for potential impairment, as discussed below, required the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (i) capitalization rate; (ii) discount rate; (iii) net operating income; and (iv) number of years the property will be held or benefit realized. There are inherent uncertainties in making these estimates, including the impact of the COVID-19 pandemic. For our estimate of the fair value of the assets for impairment tests for our long-lived real estate and related intangible assets during the three months ended March 31, 2020, we used discount rates ranging from 7.0% to 10.5%, with a weighted-average rate of 8.4%, and capitalization rates ranging from 5.0% to 8.5%, with a weighted-average rate of 6.5%.

See Note 13 for information on the measurement of fair value of the Series A and Series B Preferred Stock and Warrants.

Note 8. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are two main components of economic risk that impact us: interest rate risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Market risk includes changes in the value of our properties and related loans.

Derivative Financial Instruments

There have been no significant changes in our derivative financial instruments policies from what was disclosed in the 2020 Annual Report. At both March 31, 2021 and December 31, 2020, no cash collateral had been posted nor received for any of our derivative positions.
The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Interest rate caps	Other assets	$42	$9	$—	$—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(4,331)	(5,080)
		$42	$9	$(4,331)	$(5,080)

WLT 3/31/2021 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements.

We recognized unrealized income of $0.1 million and unrealized losses of $1.3 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swaps and caps during both the three months ended March 31, 2021 and 2020, respectively.

We reclassified $0.1 million from Other comprehensive income (loss) on derivatives into Interest expense during both the three months ended March 31, 2021 and 2020.

Amounts reported in Other comprehensive income (loss) related to our interest rate swap and caps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. As of March 31, 2021, we estimated that an additional $0.5 million will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels as of March 31, 2021 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	March 31, 2021
Interest rate swaps	2	$186,800	$(4,331)
Interest rate caps	9	427,475	42
			$(4,289)

Credit Risk-Related Contingent Features

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of both March 31, 2021 and December 31, 2020, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $4.6 million and $5.3 million as of March 31, 2021 and December 31, 2020, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of March 31, 2021 or December 31, 2020, we could have been required to settle our obligations under these agreements at their aggregate termination value of $4.8 million and $5.6 million, respectively.

WLT 3/31/2021 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Note 9. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	March 31, 2021	December 31, 2020
Fixed rate	3.6% – 5.9%	06/21 – 04/24	$1,286,839	$1,286,839
Variable rate (b)	2.4% – 8.5%	06/21 – 11/23	887,081	883,063
			$2,173,920	$2,169,902
___________
(a)Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.
(b)The interest rate range presented for these mortgage loans reflect the rates in effect as of March 31, 2021 through the use of an interest rate swap or cap, when applicable.

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. As of March 31, 2021, we have effectively entered into cash management agreements with the lenders on 27 of our 29 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. See Note 1 for further discussion.

Financing Activity During 2021

On March 5, 2021, we refinanced the $190.0 million Ritz-Carlton Key Biscayne non-recourse mortgage loan, which extended the maturity date of the loan from August 1, 2021 to August 1, 2023. The principal balance and interest rate of 4.0% remain unchanged. This refinancing was accounted for as a loan modification and no gain or loss was recognized.

On March 15, 2021, we refinanced the $45.5 million Equinox Golf Resort & Spa non-recourse mortgage loan, which extended the maturity date of the loan from March 1, 2021 to March 1, 2023. The principal balance and interest rate of 4.5% remain unchanged. This refinancing was accounted for as a loan modification and no gain or loss was recognized.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2021 and each of the next four calendar years following December 31, 2021 are as follows (in thousands):

Years Ending December 31,	Total
2021 (remainder)	$460,208
2022	1,105,347
2023	602,893
2024	50,252
2025	—
Total principal payments	2,218,700
Unamortized debt discount	(38,428)
Unamortized deferred financing costs	(6,352)
Total	$2,173,920

WLT 3/31/2021 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Note 10. Commitments and Contingencies

As of March 31, 2021, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of March 31, 2021, our hotel properties were operated pursuant to long-term management agreements with 11 different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. Twelve of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $2.5 million and $3.0 million for the three months ended March 31, 2021 and 2020, respectively.

Franchise Agreements

Sixteen of our hotel properties operated under franchise or license agreements with national brands that are separate from our management agreements. As of March 31, 2021, we had 11 franchise agreements with Marriott-owned brands, two with Hilton-owned brands, one with InterContinental Hotels-owned brands and two with a Hyatt-owned brand related to our hotels. Our typical franchise agreements have initial terms ranging from 15 to 25 years. Three of our hotels are not operated with a hotel brand so the hotels do not have franchise agreements. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.5% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $0.9 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2021 and December 31, 2020, $48.9 million and $51.0 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and have used a portion of the available restricted cash reserves to cover operating costs at our properties, of which $2.7 million is subject to replenishment requirements.

WLT 3/31/2021 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. As of March 31, 2021, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts as of March 31, 2021 totaled $16.4 million. As discussed in Note 1, as a response to the COVID-19 pandemic, we have significantly reduced our planned renovation activity by either canceling or deferring this activity to future periods, other than completing projects that are near completion. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources or other sources of available capital, including cash flow from operations.

Leases

Lease Obligations

We recognize an operating right-of-use asset and a corresponding lease liability for ground lease arrangements, hotel parking leases and various hotel equipment leases for which we are the lessee. Our leases have remaining lease terms ranging from less than one year to 86 years (excluding extension options not reasonably certain of being exercised).

Lease Cost

Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Fixed lease cost	$2,850	$3,309
Variable lease cost (a)	28	99
Total lease cost	$2,878	$3,408
___________

(a)Our variable lease payments consist of payments based on a percentage of revenue.

Note 11. Loss Per Share and Equity

Loss Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock (a)	167,466,809	$(55,367)	$(0.33)	130,999,153	$(170,005)	$(1.30)
Class T common stock	61,099,580	(20,200)	(0.33)	—	—	—
Net loss attributable to Common Stockholders		$(75,567)			$(170,005)
___________
(a)For purposes of determining the weighted-average number of shares of Class A common stock outstanding and loss per share, amounts for the periods prior to the Merger have been adjusted to give effect to the exchange ratio of 0.9106 (Note 2).

The allocation of net loss attributable to common stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period.

WLT 3/31/2021 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
Noncontrolling Interest in the Operating Partnership

We consolidate the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of March 31, 2021 and December 31, 2020, the Operating Partnership had 230,980,543 and 230,961,715 OP Units outstanding, respectively, of which 99.0% of the outstanding OP Units were owned by the Company, and the noncontrolling 1.0% ownership interest was owned by Mr. Medzigian.

As of both March 31, 2021 and December 31, 2020, Mr. Medzigian owned 2,417,996 OP Units. The outstanding OP Units held by Mr. Medzigian are exchangeable on a one-for-one basis into shares of WLT Class A common stock. Additionally, we had 16,778,446 Warrant Units outstanding as of both March 31, 2021 and December 31, 2020. The noncontrolling interest is included in noncontrolling interest on the consolidated balance sheet.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following table presents a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31,
Gains and Losses on Derivative Instruments	2021	2020
Beginning balance	$(724)	$(172)
Other comprehensive income (loss) before reclassifications	90	(1,342)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	149	62
Equity in losses of equity method investments in real estate, net	—	(5)
Total	149	57
Net current period other comprehensive income (loss)	239	(1,285)
Net current period other comprehensive income attributable to noncontrolling interests	(2)	(11)
Ending balance	$(487)	$(1,468)

Note 12. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2021, if applicable. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2021 and 2020. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. On April 20, 2020, the TRSs that were previously wholly-owned by CWI 1 were contributed into the wholly-owned WLT combined TRS in a tax-free restructuring. This restructuring resulted in a single federal tax filing for the WLT combined TRS, which included the contributed entities. The WLT combined TRS values the deferred tax assets and liabilities of the combined entities based on the WLT combined TRS’s deferred tax rate.

The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three months ended March 31, 2021 and 2020. Current income tax expense was $0.1 million for the three months ended March 31, 2021 and current income tax benefit was $3.4 million for the three months ended March 31, 2020. We have historically calculated the provision for income taxes during interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the interim period. We used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2020 as we
WLT 3/31/2021 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
determined that, since estimates of “ordinary” income were unreliable due to the impact of the COVID-19 pandemic, the historical method would not provide a reliable estimate for the three months ended March 31, 2020. For purposes of the interim period provision for the three months ended March 31, 2021, we determined that our estimates of ordinary income were reliable, therefore we computed the interim provision consistent with our historical method.

In light of the COVID-19 outbreak during the first quarter of 2020, we monitored tax considerations and the potential impact on our consolidated financial statements. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (U.S. federal legislation enacted on March 27, 2020 in response to the COVID-19 pandemic) provides that net operating losses generated in 2018, 2019, or 2020 may be carried back to offset taxable income earned during the five-year period prior to the year in which the net operating loss was generated. By carrying back certain net operating losses, we recognized a current tax benefit of $3.6 million during the three months ended March 31, 2020, which is included within current tax benefit described in the previous paragraph. No such benefit was recorded during the three months ended March 31, 2021.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. (Provision for) benefit from income taxes included net deferred income tax expense of less than $0.1 million for both the three months ended March 31, 2021 and 2020.

Note 13. Mandatorily Redeemable Preferred Stock

As of both March 31, 2021 and December 31, 2020, we had authorized 50,000,000 shares of preferred stock, $0.001 par value per share.

Series A Preferred Stock

On April 13, 2020, we issued 1,300,000 shares of WLT Series A preferred stock, $0.001 par value per share, with a liquidation preference of $50.00 per share (the “Series A Preferred Stock”) to WPC.

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

As a result of the issuance of the Series B Preferred Stock during the third quarter of 2020, which we concluded was within the scope of Accounting Standards Codification 480 and which we recorded as a liability as a result of its certainty to be redeemed, we reevaluated the classification of our Series A Preferred Stock and because of certain protective provisions that prohibit the Company from purchasing or redeeming capital stock of the Company for as long as any shares of Series A Preferred Stock
WLT 3/31/2021 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
remain outstanding (as more fully described in the Articles Supplementary governing the Series A Preferred Stock), we concluded that Series A Preferred Stock was now certain to be redeemed.

Series B Preferred Stock and Warrants

On July 24, 2020, we issued 200,000 shares of our newly designated Series B Preferred Stock, with a liquidation preference of $1,000.00 per share and Warrants to purchase 16,778,446 Warrant Units, for an aggregate purchase price of $200.0 million. The Warrant exercise price is $0.01 per Warrant Unit, and the Warrants expire on July 24, 2027. The Warrant Units are recorded as noncontrolling interest in the consolidated balance sheets totaling $14.2 million and $19.8 million as of March 31, 2021 and December 31, 2020, respectively. The Warrants require that, if the Operating Partnership pays any distribution to holders of OP Units, then the Operating Partnership shall concurrently distribute the same securities, cash, indebtedness, rights or other property to the holders of Warrants as if the Warrants had been exercised into Warrant Units on the date of such distribution. The Warrants include a call option that will allow the Company to purchase Warrants, Warrant Units and Common Stock issued on redemption of Warrant Units from the Purchaser or its transferees at a specified call price until the Common Stock is approved for trading on any securities exchange registered as a national securities exchange under Section 6 of the Securities and Exchange Act of 1934, as amended (or the equivalent thereof in a jurisdiction outside the United States).

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

Dividends accrued included in interest expense in the consolidated financial statements related to our Series A and Series B Preferred Stock during the three months ended March 31, 2021 totaled $7.1 million.

The following table presents the carrying value of our Series A and Series B Preferred Stock:

	March 31, 2021
	Series A	Series B
	Preferred Stock	Preferred Stock	Total
Liquidation value	$65,000	$200,000	$265,000
Fair value discount	(14,310)	(30,358)	(44,668)
	50,690	169,642	220,332
Accumulated amortization of fair value discount	2,082	4,171	6,253
Deferred financing costs	—	(11,177)	(11,177)
Accumulated amortization of deferred financing costs	—	1,536	1,536
	$52,772	$164,172	$216,944

Note 14. Subsequent Events

On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party for $2.1 million, bringing our ownership interest to 100%, and refinanced the $29.7 million non-recourse mortgage
WLT 3/31/2021 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
loan on the property, which extended the maturity date of the loan from April 26, 2021 to April 6, 2023 and provides for a one-year extension option, subject to certain conditions. The principal balance remains unchanged.

On May 5, 2021, the Sheraton Austin Hotel at the Capitol venture sold the Sheraton Austin Hotel at the Capitol to an unaffiliated third-party. The venture received net proceeds of approximately $36.4 million from the sale after the repayment of the related mortgage loan.

On May 7, 2021, we refinanced the Ritz-Carlton Fort Lauderdale $47.0 million senior mortgage loan and the $28.3 million mezzanine loan with new mortgage loans of up to $61.1 million for the senior mortgage loan and up to $16.9 million for the mezzanine loan, with an aggregate $76.0 million funded at closing, comprised of $59.5 million for the senior mortgage loan and $16.5 million for the mezzanine loan. The loans have a maturity date of June 1, 2024, with two one-year extension options, subject to certain conditions.

WLT 3/31/2021 10-Q – 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2020 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Business Overview

We are a self-managed, publicly owned, non-traded REIT that invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. We own a diversified lodging portfolio, including full-service, select-service and resort hotels. Our 2021 results of operations were significantly affected by the COVID-19 pandemic, as discussed further below. Our results of operations are significantly impacted by seasonality and by hotel renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. As of March 31, 2021, we held ownership interests in 31 hotels, with a total of 9,612 rooms.

Significant Developments

COVID-19 Pandemic

The COVID-19 pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows and will continue to do so for the reasonably foreseeable future. As of May 12, 2021, all of our hotels are open but the majority are operating at significantly reduced levels of occupancy, staffing and expenses. While we have seen improving demand at some of our properties as government-imposed restrictions and limitations on travel and large gatherings have loosened and as the vaccine has become more widely available, we expect the recovery to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. Given the uncertainty as to the ultimate severity and duration of the COVID‑19 outbreak and its effects, and the potential for its recurrence, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

We have taken decisive actions to help mitigate the effects of the COVID-19 pandemic on our operating results and to preserve our liquidity at both the operating level and corporate level, including:

•Completing the July Capital Raise transaction, as discussed above;
•Significantly reducing hotel operating costs while demand remained low;
•Working with our lenders on debt forbearance plans, as discussed below;
•Suspending distributions on, and redemptions of, our common stock, subject to limited exceptions;
•Actively pursuing certain asset sales;
•Significantly reducing our planned renovation activity by either canceling or deferring this activity to future periods, other than completing projects that are near completion;
•Funding expenses using existing reserve accounts and temporarily suspending required contributions to reserves to the extent permitted by our lenders; and
•Reducing a portion of the cash compensation paid to our senior management and the Board of Directors in 2020.

We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of the date of this Report, we have executed loan modifications on 24 of our 29 Consolidated Hotel mortgage loans. In addition, we refinanced or extended the maturity date of eight mortgage loans to address loans with near-term mortgage maturities.

WLT 3/31/2021 10-Q – 25

Financial and Operating Highlights

(Dollars in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”))

	Three Months Ended March 31,
	2021	2020
Hotel revenues	$96,273	$114,978
Net loss attributable to Common Stockholders	(75,567)	(170,005)

Cash distributions paid	—	20,357

Net cash used in operating activities	(29,523)	(9,951)
Net cash used in investing activities	(4,198)	(8,566)
Net cash used in financing activities	(6,438)	(15,072)

Supplemental Financial Measures: (a)
FFO attributable to Common Stockholders	(43,168)	(9,891)
MFFO attributable to Common Stockholders	(33,733)	(5,874)

Consolidated Hotel Operating Statistics
Occupancy	30.7%	55.7%
ADR	$244.95	$243.59
RevPAR	75.26	133.65
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

The comparison of our results year over year is influenced by both the number and size of the hotels consolidated in each of the respective years. As of March 31, 2021 and 2020 we owned 29 and 20 Consolidated Hotels, respectively.

WLT 3/31/2021 10-Q – 26

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels as of March 31, 2021:

Hotels	State	Number of Rooms	% Owned	Hotel Type
Consolidated Hotels
Charlotte Marriott City Center	NC	446	100%	Full-Service
Courtyard Nashville Downtown	TN	192	100%	Select-Service
Courtyard Pittsburgh Shadyside	PA	132	100%	Select-service
Courtyard Times Square West	NY	224	100%	Select-service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	Full-Service
Equinox, a Luxury Collection Golf Resort & Spa	VT	199	100%	Resort
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	Resort
Hawks Cay Resort (a)	FL	417	100%	Resort
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	Select-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	Full-service
Hyatt Place Austin Downtown	TX	296	100%	Select-service
Le Méridien Arlington	VA	154	100%	Full-Service
Le Méridien Dallas, The Stoneleigh	TX	176	100%	Full-service
Marriott Kansas City Country Club Plaza	MO	295	100%	Full-service
Marriott Raleigh City Center	NC	401	100%	Full-service
Marriott Sawgrass Golf Resort & Spa	FL	514	100%	Resort
Renaissance Atlanta Midtown Hotel	GA	304	100%	Full-Service
Renaissance Chicago Downtown	IL	560	100%	Full-service
Ritz-Carlton Bacara, Santa Barbara	CA	358	100%	Resort
Ritz-Carlton Fort Lauderdale (b)	FL	198	70%	Resort
Ritz-Carlton Key Biscayne (c)	FL	443	66.7%	Resort
Ritz-Carlton San Francisco	CA	336	100%	Full-Service
Sanderling Resort	NC	128	100%	Resort
San Diego Marriott La Jolla	CA	376	100%	Full-Service
San Jose Marriott	CA	510	100%	Full-Service
Seattle Marriott Bellevue	WA	384	100%	Full-Service
Sheraton Austin Hotel at the Capitol	TX	367	80%	Full-Service
Westin Minneapolis	MN	214	100%	Full-Service
Westin Pasadena	CA	350	100%	Full-Service
		9,057
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter (d)	LA	254	80%	Full-service
Ritz-Carlton Philadelphia	PA	301	60%	Full-service
		555
_________
(a)Includes 240 privately owned villas that participate in the villa/condo rental program as of March 31, 2021.
(b)Includes 32 condo-hotel units that participate in the villa/condo rental program as of March 31, 2021.
(c)Includes 141 condo-hotel units that participate in the resort rental program as of March 31, 2021.
(d)On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party, bringing our ownership interest to 100% (Note 14).

WLT 3/31/2021 10-Q – 27

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

The results of operations for the three months ended March 31, 2021 will not be comparable to the same period in 2020 as a result of the impact of the COVID-19 pandemic and the Merger. Beginning in March 2020, we experienced a significant decline in occupancy and RevPAR. The economic downturn and restrictions on travel resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. As discussed above, certain of our hotel properties temporarily suspended all operations and our other hotel properties had operated, and continue to operate, in a limited capacity. Additionally, as a result of the Merger, the historical financial information included herein as of any date, or for any periods, prior to April 13, 2020, represents the pre-merger financial information of CWI 1 on a stand-alone basis, therefore comparisons of the period to period financial information of WLT as set forth herein may not be meaningful.

The following table presents our comparative results of operations (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Hotel Revenues	$96,273	$114,978	$(18,705)

Hotel Operating Expenses	126,186	120,710	5,476
Corporate general and administrative expenses	7,257	3,589	3,668
Gain on property-related insurance claims	(1,166)	—	(1,166)
Impairment charges	—	120,220	(120,220)
Asset management fees to affiliate	—	3,316	(3,316)
Transaction costs	—	1,809	(1,809)
Total Expenses	132,277	249,644	(117,367)
Operating Loss	(36,004)	(134,666)	98,662
Interest expense	(42,383)	(14,429)	(27,954)
Equity in losses of equity method investments in real estate, net	(3,920)	(23,393)	19,473
Other income (expense)	77	(20)	97
Loss Before Income Taxes	(82,230)	(172,508)	90,278
(Provision for) benefit from income taxes	(125)	3,363	(3,488)
Net Loss	(82,355)	(169,145)	86,790
Loss (income) attributable to noncontrolling interests	6,788	(860)	7,648
Net Loss Attributable to the Common Stockholders	(75,567)	(170,005)	94,438
Supplemental Financial Measure:(a)
MFFO Attributable to Common Stockholders	$(33,733)	$(5,874)	$(27,859)
___________
(a)We consider MFFO, a non-GAAP measure, to be an important metric in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary
WLT 3/31/2021 10-Q – 28

to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

As of March 31, 2021 and 2020, we owned 29 and 20 Consolidated Hotels, respectively. Based on when a hotel is acquired or sold, the operating results for certain hotel properties are not comparable for the three months ended March 31, 2021 and 2020.  Our Same Store Hotels included 17 Consolidated Hotels and excluded the hotels acquired in the Merger, two hotels that were disposed of between January 1, 2020 and March 31, 2021 and one hotel that was accounted for as held for sale as of March 31, 2021.

The following table sets forth the average occupancy rate, ADR and RevPAR for the three months ended March 31, 2021 and 2020 for our Same Store Hotels.

	Three Months Ended March 31,
Same Store Hotels	2021	2020
Occupancy Rate (a)	35.1%	56.8%
ADR	$285.57	$248.74
RevPAR	100.18	141.21
___________
(a)Occupancy rates for our Same Store Hotels for January, February and March 2021 were 23.2%, 34.6% and 47.4%, respectively, as compared to occupancy rates for January, February and March 2020 of 64.3%, 74.7% and 31.5%, respectively.

Hotel Revenues

For the three months ended March 31, 2021 as compared to the same period in 2020, hotel revenues decreased by $18.7 million. Our Same Store Hotel revenue decreased by $40.6 million primarily due to the impact of the COVID-19 pandemic on our hotel operations and revenue decreased by $6.2 million as a result of dispositions. These decreases were partially offset by an increase in revenue resulting from the hotels acquired in the Merger totaling $28.1 million.

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the three months ended March 31, 2021 as compared to the same period in 2020, aggregate hotel operating expenses increased by $5.5 million. Our Same Store Hotel expenses decreased by $34.6 million primarily due to the impact of the COVID-19 pandemic on our hotel operations and expenses decreased by $8.0 million as a result of dispositions. These decreases were partially offset by an increase in hotel operating expenses resulting from the hotels acquired in the Merger totaling $48.1 million.

Corporate General and Administrative Expenses

For the three months ended March 31, 2021 as compared to the same period in 2020, corporate general and administrative expenses increased by $3.7 million primarily as a result of the impact of the Merger. Corporate general and administrative expenses for the three months ended March 31, 2021 reflect the impact of the Company being self-managed and includes the compensation of our employees.

Impairment Charges

During the three months ended March 31, 2020, we recognized impairment charges totaling $120.2 million on six Consolidated Hotels in order to reduce the carrying value of the properties to their estimated fair values, resulting from the adverse effect of the COVID-19 pandemic on our hotel operations. No impairments were recognized during the three months ended March 31, 2021.

Our impairment charges are more fully described in Note 4.

WLT 3/31/2021 10-Q – 29

Asset Management Fees to Affiliate

For the three months ended March 31, 2021, as compared to the same period in 2020, asset management fees to affiliates decreased by $3.3 million. Upon completion of the Merger on April 13, 2020, the Advisory Agreement was terminated and these fees ceased being incurred.

Interest Expense

For the three months ended March 31, 2021, as compared to the same period in 2020, interest expense increased by $28.0 million primarily due to assuming the mortgage loans of the hotels acquired in the Merger totaling $9.6 million, the aggregate amortization of the debt discount related to the mortgage loans assumed in the Merger and the fair value discount related to the Series A Preferred Stock and Series B Preferred Stock totaling $10.3 million and the dividends recorded in connection with our Series A Preferred Stock and Series B Preferred Stock totaling $7.1 million.

Equity in Losses of Equity Method Investments in Real Estate, Net

Equity in losses of equity method investments in real estate, net represents (losses) earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. We recognized $17.8 million of other-than-temporary impairment charges on our equity method investments in real estate during the three months ended March 31, 2020. No such charges were recognized during the three months ended March 31, 2021.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Venture	2021	2020
Ritz-Carlton Philadelphia Venture	$(3,063)	$(3,058)
Hyatt Centric French Quarter Venture (a) (b)	(857)	(6)
Ritz-Carlton Bacara, Santa Barbara Venture (c) (d)	—	(20,456)
Marriott Sawgrass Golf Resort & Spa Venture (c)	—	127
Total equity in losses of equity method investments in real estate, net	$(3,920)	$(23,393)
___________
(a)The increase in our share of equity in losses for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily a result of the impact of the COVID-19 pandemic on our hotel operations.
(b)On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party for $2.1 million, bringing our ownership interest to 100% (Note 14).
(c)Upon closing of the Merger on April 13, 2020, the Company owns 100% of this hotel and consolidates its real estate interest in this hotel therefore the amounts for the three months ended March 31, 2020 represent the equity in (losses) earnings prior to the Merger.
(d)Includes an other-than-temporary impairment charge of $17.8 million recognized on this investment during the three months ended March 31, 2020 to reduce the carrying value of our equity investment in the venture to its estimated fair value.

(Provision for) Benefit from Income Taxes

For the three months ended March 31, 2021, we recognized a provision for income taxes of $0.1 million compared to a benefit from income taxes of $3.4 million for the three months ended March 31, 2020. Benefit from income taxes during the three months ended March 31, 2020 included a $3.6 million current tax benefit resulting from carrying back certain net operating losses allowable under the CARES Act.

WLT 3/31/2021 10-Q – 30

Loss (Income) Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
Venture	2021	2020
Sheraton Austin Hotel at the Capitol Venture	$516	$49
Ritz-Carlton Fort Lauderdale Venture	(86)	245
Ritz-Carlton Key Biscayne Venture	(8)	(1,154)
Operating Partnership — Noncontrolling interest (a)	6,366	—
Total loss (income) attributable to noncontrolling interests	$6,788	$(860)
___________
(a)Reflects the OP Units’ and Warrant Units’ proportionate share of net loss.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income or loss attributable to Common Stockholders, see Supplemental Financial Measures below.

For the three months ended March 31, 2021 as compared to the same period in 2020, MFFO decreased by $27.9 million primarily as a result of the impact that the COVID-19 pandemic had on hotel operations, as discussed above.

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

Due to the COVID-19 pandemic and as a result of numerous government mandates, health official mandates and significantly reduced demand, as of the date of this Report, the Company has limited operations at a majority of hotel properties. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak.

WLT 3/31/2021 10-Q – 31

As of March 31, 2021, we had cash and cash equivalents of $117.5 million. Additionally, under the terms of our agreements with the investors in the July Capital Raise, we have the option to require such investors to purchase up to $150.0 million aggregate liquidation preference of additional shares of Series B Preferred Stock during the 18 months after the closing of the July Capital Raise for additional working capital needs, including the repayment, refinancing or restructuring of indebtedness, subject to our satisfaction of customary conditions. As of March 31, 2021, the mortgage loans for our Consolidated Hotels had an aggregate principal balance totaling $2.2 billion outstanding, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $7.3 million for items such as taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. Of the $2.2 billion of indebtedness outstanding as of March 31, 2021, approximately $813.1 million is scheduled to mature during the 12 months after the date of this Report. We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. As of May 12, 2021, we have executed loan modifications on 24 of our 29 Consolidated Hotel mortgage loans, aggregating $1.9 billion of indebtedness, which had resulted in a temporary deferral of interest and principal payments and/or the granting of temporary covenant relief, which generally lasted for periods ranging from three months to four months. Although these loan modifications have generally expired, we are continuing to work with our lenders on longer-term modifications that will help preserve our liquidity. In addition, we refinanced or extended the maturity date of eight Consolidated Hotel mortgage loans, aggregating $585.6 million of indebtedness, to address loans with near-term mortgage maturities. As of March 31, 2021, we have effectively entered into cash management agreements with the lenders on 27 of our 29 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender. Even if we are able to obtain payment or covenant relief, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections related to the mortgage loans.

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

Sources and Uses of Cash During the Period

Operating Activities — For the three months ended March 31, 2021, net cash used in operating activities was $29.5 million as compared to $10.0 million for the three months ended March 31, 2020. This change in operating cash flows primarily reflects the impact of the COVID-19 pandemic on our hotel operations.

Investing Activities — During the three months ended March 31, 2021, net cash used in investing activities was $4.2 million as a result of funding $4.7 million for capital expenditures at our Consolidated Hotels and capital contributions to equity investments in real estate totaling $0.8 million, partially offset by property insurance proceeds of $1.3 million.

Financing Activities — Net cash used in financing activities for the three months ended March 31, 2021 was $6.4 million primarily as a result of payments of mortgage financing totaling $5.9 million.

Distributions and Redemptions

On March 18, 2020, in light of the impact that the COVID-19 pandemic has had on our business, we announced that we were suspending future distributions on our common stock. We also announced that redemptions would be suspended including, as of December 2, 2020, special circumstances redemptions. Requests for special circumstances redemptions may continue to be submitted, however, the Company will not take any action with regard to those requests until the Board of Directors has elected to lift the suspension and provided the terms and conditions for any continuation of the program. Distributions and redemptions in respect of future periods will be evaluated by the Board of Directors based on circumstances and expectations existing at the time of consideration, and are also subject to the terms of the Series A and Series B Preferred Stock.
WLT 3/31/2021 10-Q – 32

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

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	March 31, 2021	December 31, 2020
Carrying Value
Fixed rate (a)	$1,286,839	$1,286,839
Variable rate (a):
Amount subject to interest rate caps	363,269	362,193
Amount subject to floating interest rate	347,811	345,712
Amount subject to interest rate swaps	176,001	175,158
	887,081	883,063
	$2,173,920	$2,169,902
Percent of Total Debt
Fixed rate	59%	59%
Variable rate	41%	41%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	4.1%	4.1%
_________
(a)Aggregate debt balance includes unamortized debt discount of $38.4 million and $46.5 as of March 31, 2021 and December 31, 2020, respectively, and unamortized deferred financing costs totaling $6.4 million and $6.9 million as of March 31, 2021 and December 31, 2020, respectively.
(b)The impact of our derivative instruments is reflected in the weighted-average interest rates.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. As of March 31, 2021, we have effectively entered into cash management agreements with the lenders on 27 of our 29 Consolidated Hotel mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. We have worked with our lenders on debt forbearance plans and sought relief to defer interest and principal payments and temporarily waive the application of certain cash flow covenants. See Note 1 for further discussion.

Cash Resources

At March 31, 2021, our cash resources consisted of cash and cash equivalents totaling $117.5 million, of which $28.3 million was designated as hotel operating cash and was held at our hotel operating properties.

WLT 3/31/2021 10-Q – 33

Cash Requirements

Our primary cash uses through March 31, 2022 are expected to be payments of debt service, real estate taxes and insurance, payment of preferred stock dividends, costs associated with the refinancing or restructuring of indebtedness and funding corporate and hotel level operations. Our primary capital sources to meet such uses are expected to be cash on hand, funds generated by hotel operations, any additional issuances of Series B Preferred Stock and proceeds from additional asset sales. We expect to satisfy certain debt maturities during this period by turning the properties back to the lenders.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2021 and December 31, 2020, $48.9 million and $51.0 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and have used a portion of the available restricted cash reserves to cover operating costs at our properties, of which $2.7 million is subject to replenishment

Supplemental Financial Measures

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
WLT 3/31/2021 10-Q – 34

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
WLT 3/31/2021 10-Q – 35

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

WLT 3/31/2021 10-Q – 36

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss attributable to Common Stockholders	$(75,567)	(170,005)
Adjustments:
Depreciation and amortization of real property	31,920	18,856
Impairment charges	—	120,220
Proportionate share of adjustments for partially-owned entities — FFO adjustments (a)	479	21,038
Total adjustments	32,399	160,114
FFO attributable to Common Stockholders (as defined by NAREIT)	(43,168)	(9,891)
Adjustments:
Amortization of fair value adjustments	9,723	—
Straight-line and other rent adjustments	1,336	1,935
Gain on property-related insurance claims (b)	(1,166)	—
Transaction costs (b)	—	1,809
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(458)	273
Total adjustments	9,435	4,017
MFFO attributable to Common Stockholders	$(33,733)	$(5,874)
___________
(a)This adjustment includes an other-than-temporary impairment charge of $17.8 million recognized on our equity investment in the Ritz-Carlton Bacara, Santa Barbara Venture during the three months ended March 31, 2020 (Note 5).
(b)We have excluded these costs because of their non-recurring nature. By excluding such costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.

WLT 3/31/2021 10-Q – 37

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. See Note 8 for additional information on our interest rate swaps and caps.

As of March 31, 2021, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, with the exception of three mortgage loans with an outstanding balance totaling $347.8 million. Our debt obligations are more fully described in Note 9 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon existing maturity dates of our debt obligations outstanding as of March 31, 2021 and excludes deferred financing costs (in thousands):

	2021 (Remainder)	2022	2023	2024	2025	Total	Fair Value
Fixed-rate debt	$103,710	$725,117	$433,513	$50,252	$—	$1,312,592	$1,275,172
Variable-rate debt	$356,498	$380,230	$169,380	$—	$—	$906,108	$899,116

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt as of March 31, 2021 by an aggregate increase of $21.5 million or an aggregate decrease of $29.3 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap as of March 31, 2021 would increase or decrease by $3.6 million for each respective 1.0% change in annual interest rates.

WLT 3/31/2021 10-Q – 38

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2021 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WLT 3/31/2021 10-Q – 39

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Issuer Purchases of Equity

Our redemption plan has been suspended as we seek to preserve liquidity in light of the COVID-19 pandemic, however, we completed the following redemptions during the three months ended March 31, 2021 because they were in process prior to the suspension:

	Class A		Class T
2021 Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 – 31	—	—	—	—	N/A	N/A
February 1 – 28	1,730	$5.23	6,208	$5.18	N/A	N/A
March 1 – 31	—	—	457	5.18	N/A	N/A
Total	1,730		6,665

WLT 3/31/2021 10-Q – 40

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
WLT 3/31/2021 10-Q – 41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watermark Lodging Trust, Inc.
Date:	May 12, 2021
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	May 12, 2021
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

WLT 3/31/2021 10-Q – 42

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
WLT 3/31/2021 10-Q – 43