Form 10-Q
period 2021-06-30
Watermark Lodging Trust, Inc.
filed 2021-08-11
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Registrant has 167,661,941 shares of Class A common stock, $0.001 par value, and 61,095,773 shares of Class T common stock, $0.001 par value, outstanding at August 5, 2021.

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

WLT 6/30/2021 10-Q – 1

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

WLT 6/30/2021 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

WATERMARK LODGING TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Investments in real estate:
Hotels, at cost	$3,219,947	$3,315,792
Accumulated depreciation	(370,378)	(356,328)
Net investments in hotels	2,849,569	2,959,464
Assets held for sale	14,980	—
Equity investments in real estate	14,196	18,639
Operating lease right-of-use assets	47,247	40,729
Cash and cash equivalents	111,134	160,383
Intangible assets, net	71,216	72,285
Restricted cash	114,731	91,081
Accounts receivable, net	80,499	46,010
Other assets	26,855	30,735
Total assets	$3,330,427	$3,419,326
Liabilities
Non-recourse debt, net, including debt attributable to Assets held for sale	$2,145,839	$2,169,902
Mandatorily redeemable preferred stock	237,747	214,158
Accounts payable, accrued expenses and other liabilities	189,026	174,217
Operating lease liabilities	84,189	74,633
Total liabilities	2,656,801	2,632,910
Commitments and contingencies (Note 10)
Equity
Class A common stock, $0.001 par value; 320,000,000 shares authorized;167,634,718 and 167,441,281 shares, respectively, issued and outstanding	168	167
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 61,095,773 and 61,102,438 shares, respectively, issued and outstanding	61	61
Additional paid-in capital	1,656,363	1,655,554
Distributions and accumulated losses	(1,013,081)	(911,863)
Accumulated other comprehensive loss	(524)	(724)
Total stockholders’ equity	642,987	743,195
Noncontrolling interests	30,639	43,221
Total equity	673,626	786,416
Total liabilities and equity	$3,330,427	$3,419,326

See Notes to Consolidated Financial Statements.
WLT 6/30/2021 10-Q – 3

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Hotel Revenues
Rooms	$105,988	$13,295	$167,237	$81,145
Food and beverage	37,291	2,810	58,755	37,803
Other operating revenue	20,380	3,870	33,395	15,811
Business interruption income	—	322	545	516
Total Hotel Revenues	163,659	20,297	259,932	135,275
Expenses
Rooms	23,204	7,367	37,830	25,038
Food and beverage	26,606	7,649	43,773	32,425
Other hotel operating expenses	7,341	1,276	12,125	7,184
Property taxes, insurance, rent and other	24,228	18,094	48,452	36,038
General and administrative	16,926	5,960	29,212	19,371
Sales and marketing	11,774	4,313	20,254	15,571
Repairs and maintenance	6,938	3,934	12,495	8,514
Utilities	5,271	2,816	9,939	6,217
Management fees	4,950	198	7,463	3,173
Depreciation and amortization	28,845	31,924	60,727	50,709
Total Hotel Operating Expenses	156,083	83,531	282,270	204,240
Corporate general and administrative expenses	8,344	5,596	15,601	9,185
Gain on property-related insurance claims	(1,361)	—	(2,527)	—
Transaction costs	—	16,539	—	18,349
Asset management fees to affiliate	—	474	—	3,932
Impairment charges	—	—	—	120,220
Total Expenses	163,066	106,140	295,344	355,926
Operating Income (Loss) before net loss on sale of real estate	593	(85,843)	(35,412)	(220,651)
Gain (loss) on sale of real estate	18,075	(489)	18,075	(489)
Operating Income (Loss)	18,668	(86,332)	(17,337)	(221,140)
Interest expense	(43,104)	(30,301)	(85,487)	(44,730)
Net gain on change in control of interests	8,612	22,250	8,612	22,250
Loss on extinguishment of debt	(5,519)	—	(5,519)	—
Equity in losses of equity method investments in real estate, net	(1,666)	(4,545)	(5,586)	(27,938)
Other income and (expense)	(234)	73	(156)	194
Bargain purchase gain	—	78,696	—	78,696
Loss before income taxes	(23,243)	(20,159)	(105,473)	(192,668)
(Provision for) benefit from income taxes	(1,097)	2,612	(1,222)	5,976
Net Loss	(24,340)	(17,547)	(106,695)	(186,692)
(Income) loss attributable to noncontrolling interests	(1,311)	2,994	5,477	2,134
Net Loss Attributable to the Company	(25,651)	(14,553)	(101,218)	(184,558)
Preferred dividends	—	(1,341)	—	(1,341)
Net Loss Attributable to Common Stockholders	(25,651)	(15,894)	(101,218)	(185,899)

Class A Common Stock
Net loss attributable to Common Stockholders	$(18,799)	$(11,956)	$(74,170)	$(157,407)
Basic and diluted weighted-average shares outstanding	167,617,993	162,792,230	167,542,818	146,896,377
Basic and diluted loss per share	$(0.11)	$(0.07)	$(0.44)	$(1.07)

Class T Common Stock
Net loss attributable to Common Stockholders	$(6,852)	$(3,938)	$(27,048)	$(28,492)
Basic and diluted weighted-average shares outstanding	61,095,773	53,108,191	61,097,666	26,554,095
Basic and diluted loss per share	$(0.11)	$(0.07)	$(0.44)	$(1.07)
See Notes to Consolidated Financial Statements.
WLT 6/30/2021 10-Q – 4

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss	$(24,340)	$(17,547)	$(106,695)	$(186,692)
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(37)	546	202	(739)
Comprehensive Loss	(24,377)	(17,001)	(106,493)	(187,431)

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(1,311)	2,994	5,477	2,134
Unrealized gain on derivative instruments	—	(6)	(2)	(17)
Comprehensive (income) loss attributable to noncontrolling interests	(1,311)	2,988	5,475	2,117
Comprehensive Loss Attributable to Common Stockholders	$(25,688)	$(14,013)	$(101,018)	$(185,314)

See Notes to Consolidated Financial Statements.

WLT 6/30/2021 10-Q – 5

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at April 1, 2021	167,466,774	$167	61,095,773	$61	$1,655,956	$(987,430)	$(487)	$668,267	$36,435	$704,702
Net (loss) income						(25,651)		(25,651)	1,311	(24,340)
Shares issued under share incentive plans	140,721	1			257			258		258
Stock-based compensation to directors	27,223	—			150			150		150
Distributions to noncontrolling interests								—	(7,107)	(7,107)
Other comprehensive loss							(37)	(37)	—	(37)
Balance at June 30, 2021	167,634,718	$168	61,095,773	$61	$1,656,363	$(1,013,081)	$(524)	$642,987	$30,639	$673,626

Balance at April 1, 2020	131,324,848	$131	—	$—	$1,223,987	$(732,752)	$(1,468)	$489,898	$51,848	$541,746
Net loss						(14,553)		(14,553)	(2,994)	(17,547)
Shares issued to affiliates	38,285	—	—	—	437			437		437
Redemption of special general partnership interest	2,840,549	3	—	—	(65,464)	—	—	(65,461)	12,861	(52,600)
Merger consideration	94,480,247	95	—	—	496,485			496,580	(34,571)	462,009
Merger recapitalization	(61,175,258)	(61)	61,175,258	61				—		—
Shares issued, net of offering costs					(23)			(23)		(23)
Shares issued under share incentive plans	56,533	—			204			204		204
Contributions from noncontrolling interests								—	245	245
Preferred dividends						(1,341)		(1,341)		(1,341)
Other comprehensive income							540	540	6	546
Balance at June 30, 2020	167,565,204	$168	61,175,258	$61	$1,655,626	$(748,646)	$(928)	$906,281	$27,395	$933,676

WLT 6/30/2021 10-Q – 6

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	167,441,281	$167	61,102,438	$61	$1,655,554	$(911,863)	$(724)	$743,195	$43,221	$786,416
Net loss						(101,218)		(101,218)	(5,477)	(106,695)
Shares issued under share incentive plans	140,721	1			553			554		554
Stock-based compensation to directors	54,446	—			300			300		300
Distributions to noncontrolling interests								—	(7,107)	(7,107)
Other comprehensive income							200	200	2	202
Repurchase of shares	(1,730)	—	(6,665)	—	(44)			(44)		(44)
Balance at June 30, 2021	167,634,718	$168	61,095,773	$61	$1,656,363	$(1,013,081)	$(524)	$642,987	$30,639	$673,626

Balance at January 1, 2020	130,083,865	$130	—	$—	$1,209,691	$(562,747)	$(172)	$646,902	$50,977	$697,879
Net loss						(184,558)		(184,558)	(2,134)	(186,692)
Shares issued to affiliates	417,261	—			4,761			4,761		4,761
Redemption of special general partnership interest	2,840,549	3			(65,464)			(65,461)	12,861	(52,600)
Merger consideration	94,480,247	95			496,485			496,580	(34,571)	462,009
Merger recapitalization	(61,175,258)	(61)	61,175,258	61				—		—
Shares issued, net of offering costs	925,762	1			10,514			10,515		10,515
Shares issued under share incentive plans	56,533	—			342			342		342
Contributions to noncontrolling interest								—	245	245
Preferred dividends						(1,341)		(1,341)		(1,341)
Other comprehensive (loss) income							(756)	(756)	17	(739)
Repurchase of shares	(63,755)	—			(703)			(703)		(703)
Balance at June 30, 2020	167,565,204	$168	61,175,258	$61	$1,655,626	$(748,646)	$(928)	$906,281	$27,395	$933,676

See Notes to Consolidated Financial Statements.
WLT 6/30/2021 10-Q – 7

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows — Operating Activities
Net loss	$(106,695)	$(186,692)
Adjustments to net loss:
Depreciation and amortization	60,727	50,709
Amortization of fair value adjustments, deferred financing costs and other	22,985	8,124
(Gain) loss on sale of real estate	(18,075)	489
Net gain on change in control of interests	(8,612)	(22,250)
Equity in losses of equity method investments in real estate, net	5,586	27,938
Net loss on extinguishment of debt	5,519	—
Gain on property-related insurance claims	(2,527)	—
Amortization of stock-based compensation expense	1,471	630
Business interruption income	(545)	(516)
Impairment charges	—	120,220
Bargain purchase gain	—	(78,696)
Asset management fees to affiliates settled in shares	—	3,656
Net changes in other assets and liabilities	3,659	20,029
Net decrease in operating lease right-of-use assets	2,842	2,366
Funding of remediation work	(2,027)	—
(Repayment) receipt of key money and other deferred incentive payments	(748)	65
Business interruption insurance proceeds	545	516
Insurance proceeds for remediation work due to property damage	413	790
Net increase in operating lease liabilities	254	887
Decrease in due to related parties and affiliates	(228)	(2,392)
Net Cash Used in Operating Activities	(35,456)	(54,127)

Cash Flows — Investing Activities
Proceeds from sale of real estate investments	106,833	67,172
Capital expenditures	(13,169)	(14,400)
Cash and restricted cash acquired with acquisition of remaining interest in Hyatt French Quarter Venture	2,901	—
Property insurance proceeds	2,819	—
Acquisition of remaining interest in Hyatt French Quarter Venture	(2,098)	—
Capital contributions to equity investments in real estate	(790)	(904)
Cash and restricted cash acquired in Merger	—	109,475
Payment of commitment fee	—	(1,151)
Repayments of loan receivable	—	58
Net Cash Provided by Investing Activities	96,496	160,250

Cash Flows — Financing Activities
Payments and prepayments of mortgage principal	(258,237)	(47,305)
Proceeds from mortgage financing	185,070	—
Distributions to noncontrolling interests	(7,107)	—
Deferred financing costs	(4,734)	(97)
Payment of distribution and shareholder servicing fee	(798)	(1,168)
Other financing activities, net	(789)	(77)
Repurchase of shares	(44)	(703)
Distributions paid	—	(20,357)
Net proceeds from issuance of shares	—	10,554
Net Cash Used in Financing Activities	(86,639)	(59,153)

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net (decrease) increase in cash and cash equivalents and restricted cash	(25,599)	46,970
Cash and cash equivalents and restricted cash, beginning of period	251,464	125,304
Cash and cash equivalents and restricted cash, end of period	$225,865	$172,274

See Notes to Consolidated Financial Statements.

WLT 6/30/2021 10-Q – 8

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

Substantially all of our assets and liabilities are held by, and all of our operations are conducted through CWI 2 OP, LP (the “Operating Partnership”) and we are a general partner and a limited partner of, and own a 99.0% capital interest in, the Operating Partnership, as of June 30, 2021. Watermark Capital Partners, LLC (“Watermark Capital”), which is 100% owned by Mr. Michael G. Medzigian, our Chief Executive Officer, held the remaining 1.0% in the Operating Partnership as of June 30, 2021.

On April 13, 2020, Merger Sub merged with and into CWI 1 in an all-stock transaction in which the former stockholders of CWI 1 became stockholders of CWI 2 (the “Merger”). After giving effect to the Merger, CWI 1 became a wholly owned subsidiary of CWI 2 and CWI 2 changed its name to WLT. Concurrently with the closing of the Merger, CWI 2 completed an internalization transaction through which it became self-managed. See Note 3 for additional information.

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

We held ownership interests in 30 hotels as of June 30, 2021, including 29 hotels that we consolidated (“Consolidated Hotels”) and one hotel that we recorded as an equity investment (“Unconsolidated Hotels”).

COVID-19, Management’s Plans and Liquidity

The COVID-19 pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows and will continue to do so for the reasonably foreseeable future. As of August 11, 2021, all of our hotels are open but the majority are operating at significantly reduced levels of occupancy, staffing and expenses. While we have seen improving demand at some of our properties as government-imposed restrictions and limitations on travel and large gatherings have loosened and as the vaccine has become more widely available, we expect the recovery to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. Given the uncertainty as to the ultimate severity and duration of the COVID‑19 pandemic and its effects, and the emergence of variants of the virus, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

As of June 30, 2021, we had cash and cash equivalents of $111.1 million. Additionally, under the terms of our agreements with the investors in the July Capital Raise, as defined and described in Note 13, we have the option to require the investors to purchase up to $150.0 million aggregate liquidation preference of additional shares of Series B Preferred Stock during the 18 months after the closing of the July Capital Raise for additional working capital needs, including the repayment, refinancing or restructuring of indebtedness, subject to our satisfaction of customary conditions. As of June 30, 2021, the mortgage loans for our Consolidated Hotels had an aggregate principal balance totaling $2.2 billion outstanding, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $22.1 million for items such as taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. We have continued to work with our lenders to address loans with near-term mortgage maturities and have refinanced or extended the maturity date of six Consolidated Hotel mortgage loans, aggregating $661.7 million of indebtedness, during the six months ended June 30, 2021. Of the $2.2 billion aggregate principal balance indebtedness outstanding as of June 30, 2021, approximately $836.5 million is scheduled to mature during the 12 months after the date of this Report. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may
WLT 6/30/2021 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender.

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

We cannot predict with reasonable certainty when our hotels will return to normalized levels of operations after the effects of the COVID-19 pandemic subside or whether hotels will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases in the future.  Therefore, as a consequence of these unprecedented trends resulting from the impact of the COVID-19 pandemic, we are unable to estimate future financial performance with reasonable certainty.

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

Merger

The Merger was accounted for as a business combination in accordance with current authoritative accounting guidance. CWI 1 was the accounting acquirer in the Merger as (i) CWI 1’s pre-merger stockholders had a majority of the voting power in the Company after the Merger and (ii) CWI 1 was significantly larger than CWI 2 when considering assets and revenues. As CWI 1 was the accounting acquirer while CWI 2 was the legal acquirer, the Merger was accounted for as a reverse acquisition, and therefore, the historical financial information included in the Company’s financial statements as of any date, or for any periods prior to April 13, 2020, represents the pre-merger information of CWI 1. The financial statements of the Company, as set forth herein, represent a continuation of the financial information of CWI 1 as the accounting acquirer, except that the equity structure of WLT is adjusted to reflect the equity structure of the legal acquirer, CWI 2, including for comparative periods, by applying the exchange ratio of 0.9106. See Note 3 for additional information.

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

WLT 6/30/2021 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
As of June 30, 2021 and December 31, 2020, we considered two and three entities to be VIEs, respectively, all of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2021	December 31, 2020
Net investments in hotels	$366,024	$461,142
Intangible assets, net	35,834	36,234
Total assets	445,849	520,833

Non-recourse debt, net	$255,484	$327,597
Total liabilities	284,392	354,193

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$111,134	$160,383
Restricted cash	114,731	91,081
Total cash and cash equivalents and restricted cash	$225,865	$251,464

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
WLT 6/30/2021 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

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

WLT 6/30/2021 10-Q – 12

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
WLT 6/30/2021 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

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

Transaction costs are costs incurred in connection with the Merger and related transactions and included legal, accounting, financial advisory and other transaction costs and totaled $16.5 million and $18.3 million for the three and six months ended June 30, 2020, respectively. These costs were expensed as incurred in the consolidated statements of operations.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Buildings	$2,230,625	$2,289,031
Land	606,954	627,296
Building and site improvements	190,818	194,162
Furniture, fixtures and equipment	174,441	193,517
Construction in progress	17,109	11,786
Hotels, at cost	3,219,947	3,315,792
Less: Accumulated depreciation	(370,378)	(356,328)
Net investments in hotels	$2,849,569	$2,959,464

During the six months ended June 30, 2021 and 2020, we retired fully depreciated furniture, fixtures and equipment aggregating $19.1 million and $12.7 million, respectively, and recorded net write-offs of fixed assets resulting from property damage insurance claims of $0.8 million and net write-ups of $0.6 million, respectively. Depreciation expense was $28.1 million and $31.2 million for the three months ended June 30, 2021 and 2020, respectively and $59.2 million and $49.6 million for the six months ended June 30, 2021 and 2020, respectively.

WLT 6/30/2021 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
As of June 30, 2021 and December 31, 2020, accrued capital expenditures were $2.2 million and $0.5 million, respectively, representing non-cash investing activity.

2021 Hotel Acquisition

On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party for $2.1 million, which includes real estate and other hotel assets, net of assumed liabilities with a fair value totaling $11.3 million, as detailed in the table that follows, bringing our ownership interest to 100%. Subsequent to the acquisition, we consolidate our real estate interest in the hotel. We previously accounted for our interest in this venture under the equity method of accounting. Due to the change in control of this investment, we recorded a net gain on change in control of interest of $8.6 million, reflecting the difference between our carrying value and the preliminary estimated fair value of our previously held equity investment on April 6, 2021. We refinanced the $29.7 million non-recourse mortgage loan on the property (Note 9). This acquisition was accounted for as a business combination in accordance with authoritative accounting guidance.

The following tables present a summary of assets acquired and liabilities assumed in this business combination, at the date of acquisition; as well as and revenues and earnings thereon, from the date of acquisition through June 30, 2021 (in thousands):

Purchase Price Allocation

Assets acquired at fair value:
Net investment in hotel	$39,500
Operating lease right-of-use assets	9,302
Cash and cash equivalents	529
Intangible assets	500
Restricted cash	2,372
Accounts receivable, net	967
Other assets	1,292
Total Assets	54,462
Liabilities assumed at fair value:
Non-recourse debt, net	(29,698)
Accounts payable, accrued expenses and other liabilities	(4,177)
Operating lease liabilities	(9,302)
Total Liabilities	(43,177)
Total Identifiable Net Assets acquired at fair value	11,285
Fair value of WLT’s equity interest in jointly-owned investment prior to acquisition	(9,187)
Total cash consideration	$2,098

From April 6, 2021 through June 30, 2021
Revenues	$2,640
Net loss	$(2,004)

2021 Hotel Disposition

On May 5, 2021, the Sheraton Austin Hotel at the Capitol venture sold the Sheraton Austin Hotel at the Capitol to an unaffiliated third-party. The venture received net proceeds of approximately $36.4 million from the sale after the repayment of the related mortgage loan. We previously owned an 80% controlling interest in the venture and consolidated our real estate interest in the hotel. We recognized a gain on sale of $18.1 million during the three and six months ended June 30, 2021 and recognized a loss on extinguishment of debt of $0.7 million during the three and six months ended June 30, 2021 in connection with this transaction.

WLT 6/30/2021 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
2020 Hotel Disposition

On June 8, 2020, we sold our 100% ownership interest in the Hutton Hotel Nashville to an unaffiliated third party, with net proceeds after the repayment of the related mortgage loan of approximately $26.8 million. We recognized a loss on sale of $0.5 million during the three and six months ended June 30, 2020 in connection with this transaction.

Assets and Liabilities Held for Sale

As of June 30, 2021, we had one property classified as held for sale, the Courtyard Pittsburgh Shadyside. This property was sold on July 7, 2021 (Note 15). No properties were classified as held for sale as of December 31, 2020.

Below is a summary of our assets and liabilities held for sale (in thousands):

June 30, 2021
Net investment in hotel	$14,980

Non-recourse debt, net	$15,500

Impairments

As a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on our hotel operations, we reviewed all of our hotel properties for impairment and recognized impairment charges during the six months ended June 30, 2020 totaling $120.2 million on six Consolidated Hotels with an aggregate fair value measurement of $266.6 million in order to reduce the carrying value of the properties to their estimated fair values. For five of the hotel properties, the fair value measurements were determined using a future net cash flow analysis, discounted for the inherent risk associated with each investment and for one property, the fair value measurement approximated its estimated selling price. No impairments were recognized during the three and six months ended June 30, 2021 or the three months ended June 30, 2020.

WLT 6/30/2021 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents the results of operations as if the Merger had taken place on January 1, 2019 and as if the acquisition of the remaining 20% interest in the Hyatt Centric French Quarter Venture, had occurred on January 1, 2020. The unaudited consolidated pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming these transactions had taken place on the date listed above, nor is it indicative of the results of operations for future periods.  The unaudited consolidated pro forma financial information is as follows (in thousands):

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pro forma total revenues	$163,660	$25,370	$261,207	$230,348

Pro forma net loss	$(32,951)	$(108,538)	$(115,531)	$(262,895)
Pro forma net loss attributable to Common Stockholders	$(34,262)	$(106,414)	$(110,054)	$(260,484)

Pro forma loss per Class A share:
Net loss attributable to Common Stockholders	$(25,109)	$(77,926)	$(80,645)	$(190,758)
Basic and diluted pro forma weighted-average shares outstanding	167,617,993	167,565,919	167,542,818	167,565,562
Basic and diluted pro forma loss per share	$(0.15)	$(0.47)	$(0.48)	$(1.14)

Pro forma loss per Class T share:
Net loss attributable to Common Stockholders	$(9,153)	$(28,488)	$(29,409)	$(69,726)
Basic and diluted pro forma weighted-average shares outstanding	61,099,580	61,175,258	61,097,666	61,175,258
Basic and diluted pro forma loss per share	$(0.15)	$(0.47)	$(0.48)	$(1.14)

Pro forma net loss attributable to Common Stockholders reflects the following income and expenses related to the Merger as if the Merger had taken place on January 1, 2019: (i) bargain purchase gain of $78.7 million, (ii) transaction costs of $27.4 million through June 30, 2020 and (iii) net gain on change in control of interests of $22.3 million and the following income and expenses related to the acquisition of the remaining interest in the Hyatt Centric French Quarter Venture as if it had taken place on January 1, 2020: (i) gain on change in control of interests of $8.6 million.

Note 5. Equity Investments in Real Estate

As of June 30, 2021, we owned an equity interest in one Unconsolidated Hotel with an unrelated third party. We did not control the venture that owns this hotel, but we exercised significant influence over it. We accounted for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our former advisor that we incur and other-than-temporary impairment charges, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income or loss to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate if the venture’s capital structure gives different rights and priorities to its investors. Therefore, we followed the hypothetical liquidation at book value (“HLBV”) method in determining our share of the ventures’ earnings or losses for the reporting period as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Earnings for our equity method investments were recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

WLT 6/30/2021 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at
					June 30, 2021	December 31, 2020
Ritz-Carlton Philadelphia Venture (a)	PA	301	60.0%	Full-service	$14,196	$18,157
Hyatt Centric French Quarter Venture(b)	LA	254	80.0%	Full-service	—	482
		555			$14,196	$18,639
___________
(a)We contributed $0.8 million to this investment during the six months ended June 30, 2021.
(b)We contributed $0.9 million to this investment during the six months ended June 30, 2021. On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party. Upon completion of the acquisition, the Company consolidates its 100% interest in this hotel (Note 4).

The following table sets forth our share of equity in losses from our Unconsolidated Hotels, which is based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Unconsolidated Hotels	2021	2020	2021	2020
Ritz-Carlton Philadelphia Venture	$(1,666)	$(3,842)	$(4,729)	$(6,901)
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	—	(512)	—	(20,967)
Marriott Sawgrass Golf Resort & Spa Venture (a)	—	(185)	—	(58)
Hyatt Centric French Quarter Venture (c)	—	(6)	(857)	(12)
Total equity in losses of equity method investments in real estate, net	$(1,666)	$(4,545)	$(5,586)	$(27,938)
___________
(a) Upon closing of the Merger on April 13, 2020, the Company owns 100% of this hotel and consolidates its real estate interest in this hotel therefore these amounts represent the equity in losses for the respective periods prior to the Merger.
(b) Includes an other-than-temporary impairment charge of $17.8 million recognized on this investment during the six months ended June 30, 2020 to reduce the carrying value of our equity investment in the venture to its estimated fair value.
(c) On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party. Upon completion of the acquisition, the Company owns 100% of this hotel and consolidates its real estate interest in this hotel therefore these amounts represent the equity in losses for the respective periods prior to the acquisition (Note 4).

No other-than-temporary impairment charges were recognized during the six months ended June 30, 2021.

As of June 30, 2021 and December 31, 2020, the unamortized basis differences on our equity investments were $1.5 million and $2.1 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by less than $0.1 million during both the three months ended June 30, 2021 and 2020 and by $0.1 million for both the six months ended June 30, 2021 and 2020.

WLT 6/30/2021 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Note 6. Intangible Assets

Intangible assets are summarized as follows (dollars in thousands):

		June 30, 2021			December 31, 2020
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 - 55	$72,400	$(10,282)	$62,118	$72,400	$(9,529)	$62,871
Trade name	8	9,400	(1,432)	7,968	9,400	(844)	8,556
Other intangible assets	2 - 17	2,133	(1,003)	1,130	1,633	(775)	858
Total intangible assets, net		$83,933	$(12,717)	$71,216	$83,433	$(11,148)	$72,285

Net amortization of intangibles was $0.8 million for both the three months ended June 30, 2021 and 2020 and $1.5 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. Amortization of intangibles is included in Depreciation and amortization and Property tax, insurance, rent and other in the consolidated financial statements.

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the six months ended June 30, 2021 or 2020. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expense) in the consolidated financial statements.

Our non-recourse debt, net which we have classified as Level 3, had a carrying value of $2.1 billion and $2.2 billion as of June 30, 2021 and December 31, 2020, respectively, and an estimated fair value of $2.2 billion as of both June 30, 2021 and December 31, 2020, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

Our Series A and Series B preferred stock, which we have classified as Level 3, had carrying values of $53.5 million and $184.2 million, respectively, as of June 30, 2021, and $52.0 million and $162.1 million, respectively, as of December 31, 2020, and estimated fair values of $58.2 million and $223.3 million, respectively, as of June 30, 2021, and $54.2 million and
WLT 6/30/2021 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
$194.9 million, respectively, as of December 31, 2020. We determined the estimated fair value using a discounted cash flow analysis of the interest and anticipated redemption payments associated with the preferred stock.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of both June 30, 2021 and December 31, 2020.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. No impairments were recognized during the three and six months ended June 30, 2021 or during the three months ended June 30, 2020. See Note 4 and Note 5 for a description of impairment charges recognized during the six months ended June 30, 2020.

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instruments policies from what was disclosed in the 2020 Annual Report. At both June 30, 2021 and December 31, 2020, no cash collateral had been posted nor received for any of our derivative positions.
The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Interest rate caps	Other assets	$285	$9	$—	$—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(3,757)	(5,080)
		$285	$9	$(3,757)	$(5,080)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements.
WLT 6/30/2021 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

We recognized unrealized losses of $0.2 million and unrealized income of $0.5 million in Other comprehensive loss on derivatives in connection with our interest rate swaps and caps during the three months ended June 30, 2021 and 2020, respectively, and unrealized losses of $0.1 million and $0.8 million during the six months ended June 30, 2021 and 2020, respectively.

We reclassified $0.2 million and less than $0.1 million from Other comprehensive loss on derivatives into Interest expense during the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.1 million during the six months ended June 30, 2021 and 2020, respectively.

Amounts reported in Other comprehensive loss related to our interest rate swap and caps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. As of June 30, 2021, we estimated that an additional $0.6 million will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels as of June 30, 2021 and December 31, 2020 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of Instruments at		Notional Amount at		Fair Value at
Interest Rate Derivatives	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Interest rate swaps	2	2	$185,295	$187,550	$(3,757)	$(5,080)
Interest rate caps	13	9	788,885	427,745	285	9
			$974,180	$615,295	$(3,472)	$(5,071)

Credit Risk-Related Contingent Features

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of both June 30, 2021 and December 31, 2020, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $4.0 million and $5.3 million as of June 30, 2021 and December 31, 2020, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of June 30, 2021 or December 31, 2020, we could have been required to settle our obligations under these agreements at their aggregate termination value of $4.1 million and $5.6 million, respectively.

Note 9. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	June 30, 2021	December 31, 2020
Fixed rate	3.6% – 5.9%	06/21(b) – 04/24	$1,290,309	$1,286,839
Variable rate (c)	2.3% – 9.0%	08/21 – 06/24	855,530	883,063
			$2,145,839	$2,169,902
___________
WLT 6/30/2021 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
(a)Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.
(b)See discussion below on the Courtyard Times Square West mortgage loan, which matured on June 1, 2021.
(c)The interest rate range presented for these mortgage loans reflect the rates in effect as of June 30, 2021 through the use of an interest rate swap or cap, when applicable.

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. As of June 30, 2021, we have effectively entered into cash management agreements with the lenders on 28 of our 29 Consolidated Hotel mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses.

Financing Activity During 2021

On March 5, 2021, we refinanced the $190.0 million Ritz-Carlton Key Biscayne non-recourse mortgage loan, which extended the maturity date of the loan from August 1, 2021 to August 1, 2023. The principal balance and interest rate remain unchanged. This refinancing was accounted for as a loan modification and no gain or loss was recognized.

On March 15, 2021, we refinanced the $45.5 million Equinox Golf Resort & Spa non-recourse mortgage loan, which extended the maturity date of the loan from March 1, 2021 to March 1, 2023. The principal balance and interest rate remain unchanged. This refinancing was accounted for as a loan modification and no gain or loss was recognized.

On April 6, 2021, we refinanced the $29.7 million Hyatt Centric French Quarter New Orleans non-recourse mortgage loan, which extended the maturity date of the loan from April 26, 2021 to April 6, 2023 and provides for a one-year extension option, subject to certain conditions. The principal balance remains unchanged and the loan has a floating annual interest rate that is subject to an interest rate cap. This refinancing was accounted for as a loan modification and no gain or loss was recognized.

On May 7, 2021, we refinanced the Ritz-Carlton Fort Lauderdale $47.0 million senior mortgage loan and the $28.3 million mezzanine loan with new mortgage loans of up to $61.1 million for the senior mortgage loan and up to $16.9 million for the mezzanine loan, with an aggregate $76.0 million funded at closing, comprised of $59.5 million for the senior mortgage loan and $16.5 million for the mezzanine loan. The loans have a maturity date of June 1, 2024, with two one-year extension options, subject to certain conditions. We recognized a loss on extinguishment of debt of $0.1 million during the three and six months ended June 30, 2021.

On June 8, 2021, we refinanced the Seattle Marriott Bellevue $96.1 million non-recourse mortgage loan with a new mortgage loan of $104.8 million with a floating annual interest rate that is subject to an interest rate cap and a maturity date of June 8, 2024, with two one-year extension options, subject to certain conditions. We recognized a loss on extinguishment of debt of $4.8 million during the three and six months ended June 30, 2021.

On June 9, 2021, we refinanced the Ritz-Carlton Santa Barbara, Bacara $175.0 million senior mortgage loan and the $55.0 million mezzanine loan, which extended the maturity dates of each loan from September 28, 2021 to September 28, 2022, and included principal paydowns of $4.2 million and $1.3 million, respectively. The interest rates remain unchanged. This refinancing was accounted for as a loan modification and no gain or loss was recognized.

Courtyard Times Square West

The $57.0 million outstanding mortgage loan on Courtyard Times Square West matured on June 1, 2021 and we have not paid off the outstanding principal balance. The loan does not have any cross-default provisions with our other mortgage obligations. We are currently in the process of exploring various options as it relates to this asset, including but not limited to, surrendering the property back to the lender.
WLT 6/30/2021 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Renaissance Atlanta Midtown Hotel

The $49.0 million outstanding mortgage loan on Renaissance Atlanta Midtown Hotel matured on August 8, 2021; we have not paid off the outstanding principal balance, although all required debt service through the date of this Report has continued to be paid on time. We are currently in discussions with the lender to amend the terms of the loan agreement, including, but not limited to, extending the maturity date, although there can be no assurance that we will be able to do so on favorable terms, if at all.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2021 and each of the next four calendar years following December 31, 2021 are as follows (in thousands):

Years Ending December 31,	Total
2021 (remainder)	$153,276
2022	1,258,571
2023	537,433
2024	231,002
2025	—
Total principal payments	2,180,282
Unamortized debt discount	(25,839)
Unamortized deferred financing costs	(8,604)
Total	$2,145,839

Note 10. Commitments and Contingencies

As of June 30, 2021, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of June 30, 2021, our hotel properties were operated pursuant to long-term management agreements with 11 different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. Twelve of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 7.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $5.0 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $7.5 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively.

Franchise Agreements

Fifteen of our hotel properties operated under franchise or license agreements with national brands that are separate from our management agreements. As of June 30, 2021, we had 10 franchise agreements with Marriott-owned brands, two with Hilton-owned brands, one with InterContinental Hotels-owned brands and two with a Hyatt-owned brand related to our hotels. Our typical franchise agreements have initial terms ranging from 15 to 25 years. Three of our hotels are not operated with a hotel brand so the hotels do not have franchise agreements. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.5% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels.
WLT 6/30/2021 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $2.0 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $3.0 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2021 and December 31, 2020, $54.3 million and $51.0 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and have used a portion of the available restricted cash reserves to cover operating costs at our properties, of which $2.3 million is subject to replenishment requirements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. As of June 30, 2021, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts as of June 30, 2021 totaled $20.6 million. As a response to the COVID-19 pandemic, we have significantly reduced our planned renovation activity by either canceling or deferring this activity to future periods, other than completing projects that are near completion. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources or other sources of available capital, including cash flow from operations.

Leases

Lease Obligations

We recognize an operating right-of-use asset and a corresponding lease liability for ground lease arrangements, hotel parking leases and various hotel equipment leases for which we are the lessee. Our leases have remaining lease terms ranging from less than one year to 90 years (excluding extension options not reasonably certain of being exercised).

Lease Cost

Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed lease cost	$3,446	$2,883	$6,296	$6,192
Variable lease cost (a)	81	—	109	99
Total lease cost	$3,527	$2,883	$6,405	$6,291
___________

(a)Our variable lease payments consist of payments based on a percentage of revenue.

WLT 6/30/2021 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
Note 11. Loss Per Share and Equity

Loss Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	167,617,993	$(18,799)	$(0.11)	162,792,230	$(11,956)	$(0.07)
Class T common stock	61,095,773	(6,852)	(0.11)	53,108,191	(3,938)	(0.07)
Net loss attributable to Common Stockholders		$(25,651)			$(15,894)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	167,542,818	$(74,170)	$(0.44)	146,896,377	$(157,407)	$(1.07)
Class T common stock	61,097,666	(27,048)	(0.44)	26,554,095	(28,492)	(1.07)
Net loss attributable to Common Stockholders		$(101,218)			$(185,899)

The allocation of net loss attributable to common stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period.

Noncontrolling Interest in the Operating Partnership

We consolidate the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of June 30, 2021 and December 31, 2020, the Operating Partnership had 231,148,487 and 230,961,715 OP Units outstanding, respectively, of which 99.0% of the outstanding OP Units were owned by the Company, and the noncontrolling 1.0% ownership interest was beneficially owned by Mr. Medzigian as of both periods.

As of both June 30, 2021 and December 31, 2020, Mr. Medzigian indirectly owned 2,417,996 OP Units. The outstanding OP Units indirectly held by Mr. Medzigian are exchangeable on a one-for-one basis into shares of WLT Class A common stock. Additionally, we had 16,778,446 Warrant Units outstanding as of both June 30, 2021 and December 31, 2020. The noncontrolling interest is included in noncontrolling interest on the consolidated balance sheet.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following table presents a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30,
Gains and Losses on Derivative Instruments	2021	2020
Beginning balance	$(487)	$(1,468)
Other comprehensive (loss) income before reclassifications	(203)	496
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	166	39
Equity in losses of equity method investments in real estate, net	—	11
Total	166	50
Net current period other comprehensive (loss) income	(37)	546
Net current period other comprehensive income attributable to noncontrolling interests	—	(6)
Ending balance	$(524)	$(928)
WLT 6/30/2021 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
Gains and Losses on Derivative Instruments	2021	2020
Beginning balance	$(724)	$(172)
Other comprehensive loss before reclassifications	(113)	(846)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	315	101
Equity in losses of equity method investments in real estate, net	—	6
Total	315	107
Net current period other comprehensive income (loss)	202	(739)
Net current period other comprehensive income attributable to noncontrolling interests	(2)	(17)
Ending balance	$(524)	$(928)

Share-Based Payments

During the three and six months ended June 30, 2021, the Company granted 410,154 RSUs to employees under the 2015 Equity Incentive Plan, which generally vest over three years, subject to continued employment, and are forfeited if the recipient’s employment terminates prior to the vesting. The Company also granted 725,952 shares to the Chief Executive Officer that will vest over three years, with 75% of each tranche vesting with regard to time only based on continued employment and 25% of each tranche vesting subject to the Board of Directors’ approval of the Company’s or Mr. Medzigian’s performance.

Note 12. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2021, if applicable. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the six months ended June 30, 2021 and 2020. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

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

The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and six months ended June 30, 2021 and 2020. Current income tax expense was $0.5 million for the three months ended June 30, 2021, and current income tax benefit was $4.7 million for the three months ended June 30, 2020. Current income tax expense was $0.6 million for the six months ended June 30, 2021 and current income tax benefit was $8.1 million for the six months ended June 30, 2020. We have historically calculated the provision for income taxes during interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the interim period. We used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2020 as we determined that, since estimates of “ordinary” income were unreliable due to the impact of the COVID-19 pandemic, the historical method would not provide a reliable estimate for the three and six months ended June 30, 2020. For purposes of the interim period provision for the three and six months ended June 30, 2021, we determined that our estimates of ordinary income were reliable, therefore we computed the interim provision consistent with our historical method.

WLT 6/30/2021 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
In light of the COVID-19 outbreak during the first quarter of 2020, we monitored tax considerations and the potential impact on our consolidated financial statements. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (U.S. federal legislation enacted on March 27, 2020 in response to the COVID-19 pandemic) provides that net operating losses generated in 2018, 2019, or 2020 may be carried back to offset taxable income earned during the five-year period prior to the year in which the net operating loss was generated. By carrying back certain net operating losses, we recognized a current tax benefit of $4.4 million and $8.0 million during the three and six months ended June 30, 2020, which is included within current tax benefit described in the previous paragraph. No such benefit was recorded during the three and six months ended June 30, 2021.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. (Provision for) benefit from income taxes included net deferred income tax expense of $0.6 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively.

Note 13. Mandatorily Redeemable Preferred Stock

As of both June 30, 2021 and December 31, 2020, we had authorized 50,000,000 shares of preferred stock, $0.001 par value per share.

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

WLT 6/30/2021 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
Series B Preferred Stock and Warrants

On July 21, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with ACP Watermark Investment LLC (the “Purchaser”) and, solely with respect to a guaranty, certain other parties thereto. Pursuant to the Purchase Agreement, the Company, in a private placement made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, agreed to issue and sell to the Purchaser 200,000 shares of 12% Series B Cumulative Redeemable Preferred Stock, liquidation preference $1,000.00 per share (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 16,778,446 units of limited partnership interest of the Operating Partnership (“OP Units”) (“Warrant Units”), for an aggregate purchase price of $200.0 million (the “July Capital Raise”), both of which were issued on July 24, 2020. The Warrant exercise price is $0.01 per Warrant Unit, and the Warrants expire on July 24, 2027. The Warrant Units are recorded as noncontrolling interest in the consolidated balance sheets totaling $12.3 million and $19.8 million as of June 30, 2021 and December 31, 2020, respectively. The Warrants require that, if the Operating Partnership pays any distribution to holders of OP Units, then the Operating Partnership shall concurrently distribute the same securities, cash, indebtedness, rights or other property to the holders of Warrants as if the Warrants had been exercised into Warrant Units on the date of such distribution. The Warrants include a call option that will allow the Company to purchase Warrants, Warrant Units and Common Stock issued on redemption of Warrant Units from the purchaser or its transferees at a specified call price until the Common Stock is approved for trading on any securities exchange registered as a national securities exchange under Section 6 of the Securities and Exchange Act of 1934, as amended (or the equivalent thereof in a jurisdiction outside the United States).

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

Dividends

The holders are entitled to receive cumulative dividends per share of Series B Preferred Stock at the rate of 12% per year. Dividends can be paid in cash or in the form of additional shares of Series B Preferred Stock with the value thereof equal to the liquidation preference of such shares, at the option of the Company. The dividends are cumulative, compound quarterly and accrue, whether or not earned or declared, from and after the date of issue. During the three months ended June 30, 2021, we declared and paid dividends totaling $18.0 million in the form of 17,979 additional shares of Series B Preferred Stock, with a fair value of $18.0 million.

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

Dividends accrued included in interest expense in the consolidated financial statements related to our Series A and Series B Preferred Stock as of June 30, 2021 totaled $6.2 million.
WLT 6/30/2021 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying value of our Series A and Series B Preferred Stock as of June 30, 2021 and December 31, 2020:

	Series A Preferred Stock at		Series B Preferred Stock at
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Liquidation value	$65,000	$65,000	$217,980	$200,000
Fair value discount	(14,310)	(14,310)	(30,358)	(30,358)
	50,690	50,690	187,622	169,642
Accumulated amortization of fair value discount	2,837	1,336	5,683	2,675
Deferred financing costs	—	—	(11,177)	(11,169)
Accumulated amortization of deferred financing costs	—	—	2,092	984
	$53,527	$52,026	$184,220	$162,132

Note 14. Agreements and Transactions with Related Parties

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

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to the Advisor, the CWI 1 Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amounts Included in the Consolidated Statements of Operations
Personnel and overhead reimbursements	$96	$1,459	$204	$3,024
Asset management fees	—	479	—	3,795
	$96	$1,938	$204	$6,819

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

Prior to the Merger, we paid the Advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments, as described in the Advisory Agreement. The Advisor was also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement were met. If the Advisor elected to receive all or a portion of its fees in shares of our common stock, the number of shares issued was determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”). Upon completion of the Merger on April 13, 2020, the Advisory Agreement was terminated and these fees ceased being incurred. For the six months ended June 30, 2020, we settled $4.8 million of asset management fees in shares of our common stock at the former Advisor’s election. No such fees were earned during the six months ended June 30, 2021. As of June 30, 2021, the Advisor owned 12,208,243 shares (5.3%) of our total outstanding common stock. Asset management fees are included in Asset management fees to affiliate in the consolidated financial statements.

WLT 6/30/2021 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
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

Available Cash Distributions

Prior to the Merger, Carey Watermark Holdings’ special general partner interest entitled it to receive distributions of 10% of Available Cash (as defined in the limited partnership agreement of CWI OP, LP) generated by CWI OP, LP, subject to certain limitations. In connection with the internalization of the management of the Company in connection with the Merger, CWI OP, LP and the Operating Partnership redeemed the special general partnership interests held by Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC in CWI OP, LP and the Operating Partnership, respectively. Following the redemption, Carey Watermark Holdings, LLC and Carey Watermark Holdings 2, LLC have no further liability or obligation pursuant to the limited partnership agreements of CWI OP, LP or the Operating Partnership, respectively.

Post-Merger Transactions with Affiliates

Transition Services Agreement

Pursuant to the Transition Services Agreement dated as of October 22, 2019 entered into between CWI 2 and WPC, WPC will continue to make available to the Company all of the services that WPC provided to CWI 2 prior to the Merger. The term of the Transition Services Agreement is generally 12 months from the effective date of the internalization transaction, with certain services surviving for up to 18 months. WPC will be paid its costs of providing the services and will be reimbursed for all expenses of providing the services. As of June 30, 2021 and December 31, 2020, the amount due to WPC was $0.1 million and $0.2 million, respectively.

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

Note 15. Subsequent Events

On July 7, 2021, we sold our 100% ownership interest in the Courtyard Pittsburgh Shadyside to an unaffiliated third-party and received net proceeds after the repayment of the related mortgage loan of approximately $3.2 million.

WLT 6/30/2021 10-Q – 30

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

Business Overview

We are a self-managed, publicly owned, non-traded REIT that invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. We own a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations were significantly affected by the COVID-19 pandemic, as discussed further below. Our results of operations are also significantly impacted by seasonality and by hotel renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. As of June 30, 2021, we held ownership interests in 30 hotels, with a total of 9,234 rooms.

Significant Developments

COVID-19 Pandemic

The COVID-19 pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows and will continue to do so for the reasonably foreseeable future. As of August 11, 2021, all of our hotels are open but the majority are operating at significantly reduced levels of occupancy, staffing and expenses. While we have seen improving demand at some of our properties as government-imposed restrictions and limitations on travel and large gatherings have loosened and as the vaccine has become more widely available, we expect the recovery to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. Given the uncertainty as to the ultimate severity and duration of the COVID‑19 outbreak and its effects, and the emergence of variants of the virus, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

Of our $2.2 billion of Consolidated Hotel aggregate principal balance indebtedness outstanding as of June 30, 2021, approximately $836.5 million is scheduled to mature during the 12 months after the date of this Report. We have continued to work with our lenders to address loans with near-term mortgage maturities and have refinanced or extended the maturity date of six Consolidated Hotel mortgage loans, aggregating $661.7 million of principal balance indebtedness, during the six months ended June 30, 2021. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender.
WLT 6/30/2021 10-Q – 31

Financial and Operating Highlights

(Dollars in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”))

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Hotel revenues	$163,659	$20,297	$259,932	$135,275
Net loss attributable to Common Stockholders	(25,651)	(15,894)	(101,218)	(185,899)

Cash distributions paid	—	—	—	20,357

Net cash used in operating activities			(35,456)	(54,127)
Net cash provided by investing activities			96,496	160,250
Net cash used in financing activities			(86,639)	(59,153)

Supplemental Financial Measures: (a)
FFO attributable to Common Stockholders	(16,940)	5,940	(60,107)	(3,950)
MFFO attributable to Common Stockholders	(2,707)	(47,467)	(36,440)	(53,339)

Consolidated Hotel Operating Statistics (b)
Occupancy	51.8%	8.6%	41.3%	26.6%
ADR	$248.32	$190.67	$247.07	$232.99
RevPAR	128.57	16.44	102.09	61.99

Comparable Consolidated Hotel Operating Statistics (c)
Occupancy (d)	52.4%	8.5%	41.8%	32.5%
ADR	$250.63	$191.98	$249.82	$248.17
RevPAR	131.22	16.25	104.32	80.59

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
(b)Our consolidated hotel operating statistics represent statistical data for our Consolidated Hotels during our ownership period.
(c)Our comparable hotel operating statistics represent statistical data for Consolidated Hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale. Statistical data prior to our ownership was included for hotels that were not owned for the entirety of the comparison periods. Due to the impact of COVID-19 on hotel operations, including the temporary suspension of operations at certain hotels, a comparison between the three and six months ended June 30, 2021 to the same periods in 2020 are not meaningful, therefore we have included the operating statistics of our Comparable Consolidated Hotel Portfolio for the three and six months ended June 30, 2019 for comparative purposes. Occupancy, ADR and RevPAR for our Comparable Consolidated Hotel Portfolio for the three months ended June 30, 2019 were 78.2%, $262.24 and $205.18, respectively, and 75.7%, $263.77 and $199.67, respectively, for the six months ended June 30, 2019.
(d)Occupancy rates for our Comparable Consolidated Hotel Portfolio for April, May and June 2021 were 48.0%, 52.1% and 57.0%, respectively, as compared to occupancy rates for April, May and June 2020 of 4.1%, 6.5% and 14.9%, respectively.

WLT 6/30/2021 10-Q – 32

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotel as of June 30, 2021:

Hotels	State	Number of Rooms	% Owned	Hotel Type
Consolidated Hotels
Charlotte Marriott City Center	NC	446	100%	Full-Service
Courtyard Nashville Downtown	TN	192	100%	Select-Service
Courtyard Pittsburgh Shadyside	PA	132	100%	Select-service
Courtyard Times Square West	NY	224	100%	Select-service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	Full-Service
Equinox Golf Resort & Spa	VT	199	100%	Resort
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	Resort
Hawks Cay Resort (a)	FL	406	100%	Resort
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	Select-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	Full-service
Hyatt Centric French Quarter New Orleans (b)	LA	254	100%	Full-service
Hyatt Place Austin Downtown	TX	296	100%	Select-service
Le Méridien Arlington	VA	154	100%	Full-Service
Le Méridien Dallas, The Stoneleigh	TX	176	100%	Full-service
Marriott Kansas City Country Club Plaza	MO	295	100%	Full-service
Marriott Raleigh City Center	NC	401	100%	Full-service
Marriott Sawgrass Golf Resort & Spa	FL	514	100%	Resort
Renaissance Atlanta Midtown Hotel	GA	304	100%	Full-Service
Renaissance Chicago Downtown	IL	560	100%	Full-service
Ritz-Carlton Bacara, Santa Barbara	CA	358	100%	Resort
Ritz-Carlton Fort Lauderdale (c)	FL	198	70%	Resort
Ritz-Carlton Key Biscayne (d)	FL	443	66.7%	Resort
Ritz-Carlton San Francisco	CA	336	100%	Full-Service
Sanderling Resort	NC	128	100%	Resort
San Diego Marriott La Jolla	CA	376	100%	Full-Service
San Jose Marriott	CA	510	100%	Full-Service
Seattle Marriott Bellevue	WA	384	100%	Full-Service
Westin Minneapolis	MN	214	100%	Full-Service
Westin Pasadena	CA	350	100%	Full-Service
		8,933
Unconsolidated Hotel
Ritz-Carlton Philadelphia	PA	301	60%	Full-service
		9,234
_________
(a)Includes 229 privately owned villas that participate in the villa/condo rental program as of June 30, 2021.
(b)On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party, bringing our ownership interest to 100% (Note 4).
(c)Includes 32 condo-hotel units that participate in the villa/condo rental program as of June 30, 2021.
(d)Includes 141 condo-hotel units that participate in the resort rental program as of June 30, 2021.

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
WLT 6/30/2021 10-Q – 33

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

The results of operations for the three and six months ended June 30, 2021 will not be comparable to the same periods in 2020 as a result of the impact of the COVID-19 pandemic, the Merger and hotel dispositions. Beginning in March 2020, we experienced a significant decline in occupancy and RevPAR. The economic downturn and restrictions on travel resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. Additionally, as a result of the Merger, the historical financial information included herein as of any date, or for any periods, prior to April 13, 2020, represents the pre-merger financial information of CWI 1 on a stand-alone basis, therefore comparisons of the period to period financial information of WLT as set forth herein may not be meaningful.

The following table presents our comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Hotel Revenues	$163,659	$20,297	$143,362	$259,932	$135,275	$124,657

Hotel Operating Expenses	156,083	83,531	72,552	282,270	204,240	78,030
Corporate general and administrative expenses	8,344	5,596	2,748	15,601	9,185	6,416
Gain on property-related insurance claims	(1,361)	—	(1,361)	(2,527)	—	(2,527)
Transaction costs	—	16,539	(16,539)	—	18,349	(18,349)
Asset management fees to affiliate	—	474	(474)	—	3,932	(3,932)
Impairment charges	—	—	—	—	120,220	(120,220)
Total Expenses	163,066	106,140	56,926	295,344	355,926	(60,582)
Operating Income (Loss) before net loss on sale of real estate	593	(85,843)	86,436	(35,412)	(220,651)	185,239
Gain (loss) on sale of real estate	18,075	(489)	18,564	18,075	(489)	18,564
Operating Income (Loss)	18,668	(86,332)	105,000	(17,337)	(221,140)	203,803
Interest expense	(43,104)	(30,301)	(12,803)	(85,487)	(44,730)	(40,757)
Net gain on change in control of interests	8,612	22,250	(13,638)	8,612	22,250	(13,638)
Loss on extinguishment of debt	(5,519)	—	(5,519)	(5,519)	—	(5,519)
Equity in losses of equity method investments in real estate, net	(1,666)	(4,545)	2,879	(5,586)	(27,938)	22,352
Other income and (expense)	(234)	73	(307)	(156)	194	(350)
Bargain purchase gain	—	78,696	(78,696)	—	78,696	(78,696)
Loss Before Income Taxes	(23,243)	(20,159)	(3,084)	(105,473)	(192,668)	87,195
(Provision for) benefit from income taxes	(1,097)	2,612	(3,709)	(1,222)	5,976	(7,198)
Net Loss	(24,340)	(17,547)	(6,793)	(106,695)	(186,692)	79,997
(Income) loss attributable to noncontrolling interests	(1,311)	2,994	(4,305)	5,477	2,134	3,343
Net Loss Attributable to the Company	(25,651)	(14,553)	(11,098)	(101,218)	(184,558)	83,340
Preferred dividends	—	(1,341)	1,341	—	(1,341)	1,341
Net Loss Attributable to Common Stockholders	$(25,651)	$(15,894)	$(9,757)	$(101,218)	$(185,899)	$84,681
Supplemental Financial Measure:(a)
MFFO Attributable to Common Stockholders	$(2,707)	$(47,467)	$44,760	$(36,440)	$(53,339)	$16,899
___________
WLT 6/30/2021 10-Q – 34

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

Hotel Revenues

For the three and six months ended June 30, 2021 as compared to the same periods in 2020, hotel revenues increased by $143.4 million and $124.7 million, respectively. Our results for both the three and six months ended June 30, 2020 were significantly impacted by the COVID-19 pandemic. Of the 30 Consolidated Hotels we held ownership interests in as of June 30, 2020, operations were suspended for either all or a portion of the second quarter of 2020 at 16 Consolidated Hotels (with six hotel closures beginning during March 2020) and were significantly reduced at the remaining 14 Consolidated Hotels. Additionally, as a result of the Merger, the historical financial information included for the period prior to April 13, 2020, represents the pre-Merger financial information of CWI 1 on a stand-alone basis, therefore comparisons of the period to period financial information of WLT as set forth herein may not be meaningful.

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the three and six months ended June 30, 2021 as compared to the same periods in 2020, aggregate hotel operating expenses increased by $72.6 million and $78.0 million, respectively. As discussed above, our results for the three and six months ended June 30, 2020 were significantly impacted by the COVID-19 pandemic. Additionally, as a result of the Merger, the historical financial information included for the period prior to April 13, 2020, represents the pre-Merger financial information of CWI 1 on a stand-alone basis, therefore comparisons of the period to period financial information of WLT as set forth herein may not be meaningful.

Corporate General and Administrative Expenses

For the three and six months ended June 30, 2021 as compared to the same periods in 2020, corporate general and administrative expenses increased by $2.7 million and $6.4 million, respectively, primarily as a result of the impact of the Merger, with periods post-Merger reflecting the impact of the Company being self-managed and including the compensation of our employees for the periods following the internalization.

Transaction Costs

For the three and six months ended June 30, 2021, as compared to the same periods in 2020, transactions costs decreased by $16.5 million and $18.3 million, respectively. Transaction costs recognized during the three and six months ended June 30, 2020 represented legal, accounting, investor relations and other transaction costs related to the Merger and related transactions.

Asset Management Fees to Affiliate

For the three and six months ended June 30, 2021, as compared to the same periods in 2020, asset management fees to affiliates decreased by $0.5 million and $3.9 million, respectively. Upon completion of the Merger on April 13, 2020, the Advisory Agreement was terminated and these fees ceased being incurred

Impairment Charges

During the six months ended June 30, 2020 we recognized impairment charges totaling $120.2 million on six Consolidated Hotels in order to reduce the carrying value of the properties to their estimated fair values, resulting from the adverse effect of the COVID-19 pandemic on our hotel operations. No impairments were recognized during the three months ended June 30, 2021 and 2020 or the three months ended June 30, 2020.

Our impairment charges are more fully described in Note 4.

WLT 6/30/2021 10-Q – 35

Gain (Loss) on Sale of Real Estate

During the three and six months ended June 30, 2021, we recognized a gain on sale on real estate of $18.1 million from the sale of the Sheraton Austin Hotel at the Capitol to an unaffiliated third-party by the Sheraton Austin Hotel at the Capitol venture. We owned an 80% controlling interest in the venture (Note 4).

During the three and six months ended June 30, 2020, we recognized a loss on sale on real estate of $0.5 million from the sale of our 100% ownership interest in the Hutton Hotel Nashville to an unaffiliated third party.

Interest Expense

For the three and six months ended June 30, 2021, as compared to the same periods in 2020, interest expense increased by $12.8 million and $40.8 million, respectively, primarily due to an increase in the dividends recorded in connection with our Series A Preferred Stock and Series B Preferred Stock totaling $7.3 million and $14.5 million, respectively, and an increase in the aggregate amortization of the debt discount related to the mortgage loans assumed in the Merger and the fair value discount related to the Series A Preferred Stock and Series B Preferred Stock totaling $3.2 million and $13.4 million, respectively. In addition, for the six months ended June 30, 2021 as compared to the same period in 2020, interest expense increased by $11.4 million resulting from the assumption of the mortgage loans of the hotels acquired in the Merger.

Net Gain on Change in Control of Interests

During the three and six months ended June 30, 2021, we recognized a gain on change in control of interests of $8.6 million in connection with our acquisition of the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party on April 6, 2021 (Note 4). We previously accounted for our jointly-owned interest in this venture under the equity method of accounting. Due to the change in control of this jointly owned investment, we recorded a net gain on change in control of interest reflecting the difference between our carrying value and the preliminary estimated fair value of our previously held equity investment on April 6, 2021. Subsequent to the acquisition, we own 100% of this hotel and consolidate our real estate interest in the hotel.

During the three and six months ended June 30, 2020, we recognized a net gain on change in control of interests of $22.3 million in connection with our acquisition of the remaining 50% interests in the Marriott Sawgrass Golf Resort and Spa and the Ritz-Carlton Bacara, Santa Barbara in the Merger (Note 3). We previously accounted for our jointly-owned interest in these ventures under the equity method of accounting. Due to the change in control of this jointly owned investment, we recorded a net gain on change in control of interest reflecting the difference between our carrying values and the preliminary estimated fair values of our previously held equity investments on April 13, 2020, the date of the Merger. Subsequent to the Merger, we own 100% of these hotels and consolidate our real estate interests in the hotels.

Loss on Extinguishment of Debt

During the three and six months ended June 30, 2021 we recognized a loss on extinguishment of debt of $5.5 million, comprised of a $4.8 million loss resulting from the refinancing of the Seattle Marriott Bellevue non-recourse mortgage loan, a $0.7 million loss in connection with the disposition of the Sheraton Austin Hotel at the Capitol and a $0.1 million loss resulting from the refinancing of the Ritz-Carlton Fort Lauderdale senior mortgage and mezzanine loans.

WLT 6/30/2021 10-Q – 36

Equity in Losses of Equity Method Investments in Real Estate, Net

Equity in losses of equity method investments in real estate, net represents losses from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. We recognized $17.8 million of other-than-temporary impairment charges on our equity method investments in real estate during the six months ended June 30, 2020. No such charges were recognized during the three and six months ended June 30, 2021 or the three months ended June 30, 2020.

The following table sets forth our share of equity in losses from our Unconsolidated Hotels, which are based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2021	2020	2021	2020
Ritz-Carlton Philadelphia Venture (a)	$(1,666)	$(3,842)	$(4,729)	$(6,901)
Ritz-Carlton Bacara, Santa Barbara Venture (b) (c)	—	(512)	—	(20,967)
Marriott Sawgrass Golf Resort & Spa Venture (b)	—	(185)	—	(58)
Hyatt Centric French Quarter Venture (d)	—	(6)	(857)	(12)
Total equity in losses of equity method investments in real estate, net	$(1,666)	$(4,545)	$(5,586)	$(27,938)
___________
(a)The results for the three and six months ended June 30, 2021 reflect an improvement in the performance of the hotel during 2021 as compared to comparable periods in 2020.
(b)Upon closing of the Merger on April 13, 2020, the Company owns 100% of this hotel and consolidates its real estate interest in this hotel therefore the amounts for the three and six months ended June 30, 2020 represent the equity in losses prior to the Merger.
(c)Includes an other-than-temporary impairment charge of $17.8 million recognized on this investment during the three months ended March 31, 2020 to reduce the carrying value of our equity investment in the venture to its estimated fair value.
(d)On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party, bringing our ownership interest to 100% (Note 4).

Bargain Purchase Gain

During the three and six months ended June 30, 2020, we recognized a bargain purchase gain of $78.7 million in connection with the Merger resulting from the estimated fair values of the assets acquired net of liabilities assumed exceeding the consideration paid. See Note 3 for additional disclosure regarding the Merger.

(Provision for) Benefit from Income Taxes

For the three months ended June 30, 2021, we recognized a provision for income taxes of $1.1 million compared to a benefit from income taxes of $2.6 million for the three months ended June 30, 2020 and for the six months ended June 30, 2021, we recognized a provision for income taxes of $1.2 million compared to a benefit from income taxes of $6.0 million for the six months ended June 30, 2020. Benefit from income taxes during the three and six months ended June 30, 2020 included a $4.4 million and $8.0 million current tax benefit, respectively, resulting from carrying back certain net operating losses allowable under the CARES Act, partially offset by a deferred expense due to the establishment of a valuation allowance of $2.5 million during the three months ended June 30, 2020.

WLT 6/30/2021 10-Q – 37

(Income) Loss Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2021	2020	2021	2020
Sheraton Austin Hotel at the Capitol Venture (a)	$(3,383)	$397	$(2,867)	$446
Ritz-Carlton Fort Lauderdale Venture (b)	(60)	1,208	(146)	$1,453
Ritz-Carlton Key Biscayne Venture (b)	(21)	221	(29)	(933)
Operating Partnership — Noncontrolling interest (c)	2,153	1,168	8,519	1,168
Total (income) loss attributable to noncontrolling interests	$(1,311)	$2,994	$5,477	$2,134
___________
(a)On May 5, 2021, the Sheraton Austin Hotel at the Capitol venture sold the Sheraton Austin Hotel at the Capitol to an unaffiliated third-party. The venture received net proceeds of approximately $36.4 million from the sale after the repayment of the related mortgage loan. We owned an 80% controlling interest in the venture.
(b)The results for the three and six months ended June 30, 2021 reflect an improvement in the performance of the hotel during 2021 as compared to comparable periods in 2020.
(c)Reflects the OP Units’ and Warrant Units’ proportionate share of net loss.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income or loss attributable to Common Stockholders, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2021 as compared to the same period in 2020, MFFO increased by $44.8 million and $16.9 million, respectively. MFFO for the three and six months ended June 30, 2020 reflects the impact of the COVID-19 pandemic on our hotel operations, beginning in March 2020. Additionally, as a result of the Merger, the historical financial information included for the period prior to April 13, 2020, represents the pre-Merger financial information of CWI 1 on a stand-alone basis, therefore comparisons of the period to period financial information of WLT as set forth herein may not be meaningful.

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

Due to the COVID-19 pandemic and as a result of numerous government mandates, health official mandates and significantly reduced demand, as of the date of this Report, the Company has limited operations at a number of hotel properties. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak.

WLT 6/30/2021 10-Q – 38

As of June 30, 2021, we had cash and cash equivalents of $111.1 million. Additionally, under the terms of our agreements with the investors in the July Capital Raise, as defined and described in Note 13, we have the option to require the investors to purchase up to $150.0 million aggregate liquidation preference of additional shares of Series B Preferred Stock during the 18 months after the closing of the July Capital Raise for additional working capital needs, including the repayment, refinancing or restructuring of indebtedness, subject to our satisfaction of customary conditions. As of June 30, 2021, the mortgage loans for our Consolidated Hotels had an aggregate principal balance totaling $2.2 billion outstanding, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $22.1 million for items such as taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. We have continued to work with our lenders to address loans with near-term mortgage maturities and have refinanced or extended the maturity date of six Consolidated Hotel mortgage loans, aggregating $661.7 million of indebtedness, during the six months ended June 30, 2021. Of the $2.2 billion aggregate principal balance indebtedness outstanding as of June 30, 2021, approximately $836.5 million is scheduled to mature during the 12 months after the date of this Report. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender.

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

Sources and Uses of Cash During the Period

Operating Activities — For the six months ended June 30, 2021, net cash used in operating activities was $35.5 million as compared to $54.1 million for the six months ended June 30, 2020. Net cash used in operating activities during 2020 reflects the impact of the COVID-19 pandemic on our hotel operations, beginning in March 2020.

Investing Activities — During the six months ended June 30, 2021, net cash provided by investing activities was $96.5 million primarily as a result of $106.8 million in proceeds from sale of Sheraton Austin Hotel at the Capitol, partially offset by funding $13.2 million for capital expenditures at our Consolidated Hotels.

Financing Activities — Net cash used in financing activities for the six months ended June 30, 2021 was $86.6 million primarily as a result of payments of mortgage financing totaling $258.2 million, $7.1 million of distributions to noncontrolling interests, and $4.7 million of deferred financing costs, partially offset by $185.1 million of proceeds from mortgage financing.

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

WLT 6/30/2021 10-Q – 39

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	June 30, 2021	December 31, 2020
Carrying Value
Fixed rate (a)	$1,290,309	$1,286,839
Variable rate (a):
Amount subject to interest rate caps	553,868	362,193
Amount subject to interest rate swaps	180,127	175,158
Amount subject to floating interest rate	121,535	345,712
	855,530	883,063
	$2,145,839	$2,169,902
Percent of Total Debt
Fixed rate	60%	59%
Variable rate	40%	41%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	4.0%	4.1%
_________
(a)Aggregate debt balance includes unamortized debt discount of $25.8 million and $46.5 million as of June 30, 2021 and December 31, 2020, respectively, and unamortized deferred financing costs totaling $8.6 million and $6.9 million as of June 30, 2021 and December 31, 2020, respectively.
(b)The impact of our derivative instruments is reflected in the weighted-average interest rates.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. As of June 30, 2021, we have effectively entered into cash management agreements with the lenders on 28 of our 29 Consolidated Hotel mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses.

Courtyard Times Square West

The $57.0 million outstanding mortgage loan on Courtyard Times Square West matured on June 1, 2021 and we have not paid off the outstanding principal balance. The loan does not have any cross-default provisions with our other mortgage obligations. We are currently in the process of exploring various options as it relates to this asset, including but not limited to, surrendering the property back to the lender.

WLT 6/30/2021 10-Q – 40

Renaissance Atlanta Midtown Hotel

The $49.0 million outstanding mortgage loan on Renaissance Atlanta Midtown Hotel matured on August 8, 2021; we have not paid off the outstanding principal balance, although all required debt service through the date of this Report has continued to be paid on time. We are currently in discussions with the lender to amend the terms of the loan agreement, including, but not limited to, extending the maturity date, although there can be no assurance that we will be able to do so on favorable terms, if at all.

Cash Resources

At June 30, 2021, our cash resources consisted of cash and cash equivalents totaling $111.1 million, of which $42.6 million was designated as hotel operating cash and was held at our hotel operating properties.

Cash Requirements

Our primary cash uses through June 30, 2022 are expected to be payments of debt service, real estate taxes and insurance, payment of preferred stock dividends, costs associated with the refinancing or restructuring of indebtedness and funding corporate and hotel level operations. Our primary capital sources to meet such uses are expected to be cash on hand, funds generated by hotel operations, any additional issuances of Series B Preferred Stock and proceeds from additional asset sales. We may satisfy certain debt maturities during this period by turning the properties back to the lenders.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2021 and December 31, 2020, $54.3 million and $51.0 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and have used a portion of the available restricted cash reserves to cover operating costs at our properties, of which $2.3 million is subject to replenishment

Supplemental Financial Measures

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

WLT 6/30/2021 10-Q – 41

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
WLT 6/30/2021 10-Q – 42

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

WLT 6/30/2021 10-Q – 43

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to Common Stockholders	$(25,651)	$(15,894)	$(101,218)	$(185,899)
Adjustments:
Depreciation and amortization of real property	28,891	31,969	60,812	50,826
(Gain) loss on sale of real estate	(18,075)	489	(18,075)	489
Net gain on change in control of interests	(8,612)	(22,250)	(8,612)	(22,250)
Impairment charges	—	—	—	120,220
Proportionate share of adjustments for partially-owned entities — FFO adjustments (a)	6,507	11,626	6,986	32,664
Total adjustments	8,711	21,834	41,111	181,949
FFO attributable to Common Stockholders (as defined by NAREIT)	(16,940)	5,940	(60,107)	(3,950)
Adjustments:
Amortization of fair value adjustments	9,652	6,966	19,375	6,966
Net loss on extinguishment of debt	5,519	—	5,519	—
Straight-line and other rent adjustments	1,727	1,353	3,063	3,288
Gain on property-related insurance claims (b)	(1,361)	—	(2,527)	—
Bargain purchase gain	—	(78,696)	—	(78,696)
Transaction costs (b)	—	16,539	—	18,349
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(1,304)	431	(1,763)	704
Total adjustments	14,233	(53,407)	23,667	(49,389)
MFFO attributable to Common Stockholders	$(2,707)	$(47,467)	$(36,440)	$(53,339)
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

WLT 6/30/2021 10-Q – 44

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

As of June 30, 2021, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, with the exception of two mortgage loans with an outstanding balance totaling $121.5 million. Our debt obligations are more fully described in Note 9 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon existing maturity dates of our debt obligations outstanding as of June 30, 2021 and excludes deferred financing costs (in thousands):

	2021 (Remainder)	2022	2023	2024	2025	Total	Fair Value
Fixed-rate debt	$104,278	$724,540	$432,603	$50,252	$—	$1,311,673	$1,296,182
Variable-rate debt	$48,998	$534,031	$104,830	$180,750	$—	$868,609	$867,154

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt as of June 30, 2021 by an aggregate increase of $22.7 million or an aggregate decrease of $30.0 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap as of June 30, 2021 would increase or decrease by $5.5 million for each respective 1.0% change in annual interest rates.

WLT 6/30/2021 10-Q – 45

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2021 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WLT 6/30/2021 10-Q – 46

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

None.

WLT 6/30/2021 10-Q – 47

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
WLT 6/30/2021 10-Q – 48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watermark Lodging Trust, Inc.
Date:	August 11, 2021
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial and Accounting Officer)

WLT 6/30/2021 10-Q – 49

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
WLT 6/30/2021 10-Q – 50