Form 10-K
period 2021-12-31
Watermark Lodging Trust, Inc.
filed 2022-03-28
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 167,007,744 and 61,095,773 of Class A and Class T shares, respectively, of outstanding common stock at June 30, 2021.
As of March 21, 2022, there were 167,689,164 shares of Class A common stock and 61,095,773 shares of Class T common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Explanatory Note

Watermark Lodging Trust, Inc. (“WLT” or the “Company”) is the legal successor of Carey Watermark Investors 2 Incorporated (“CWI 2”). On April 13, 2020, a direct, wholly-owned subsidiary of CWI 2 (“Merger Sub”) merged with and into Carey Watermark Investors Incorporated (“CWI 1”) in an all-stock transaction in which the former stockholders of CWI 1 became stockholders of CWI 2 (the “Merger”). After giving effect to the Merger, CWI 1 became a wholly-owned subsidiary of CWI 2 and CWI 2 changed its name to WLT. Immediately after the completion of the Merger, the former stockholders of CWI 1 owned approximately 60%, and the former stockholders of CWI 2 owned approximately 40%, of the outstanding common stock of WLT. Concurrently with the closing of the Merger, CWI 2 completed an internalization transaction through which it became self-managed.

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

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements regarding: the impact of the Merger (as defined herein) and internalization that occurred in April 2020, the impact of the July 2020 Capital Raise (as defined herein), our expectations regarding the impacts on our business of the outbreak of the novel coronavirus (“COVID-19”) pandemic, the impact of hurricanes and other natural disasters on certain hotels, including the condition of the properties and cost estimates, and the impact of rising fuel prices and inflation generally on the travel industry and demand for hotels. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to effects of pandemics and global outbreaks of contagious diseases or the fear of such outbreaks, like the current COVID-19 pandemic, and risks relating to the outbreak of hostilities in Ukraine, could also have material adverse effects on our business, financial condition, liquidity, results of operations, modified funds from operations (“MFFO”), and prospects. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors of this
                     WLT 2021 10-K – 3

Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.
                     WLT 2021 10-K – 4

PART I

Item 1. Business.

General Development of Business

Overview

WLT is a self-managed, publicly owned, non-traded real estate investment trust (“REIT”) that, together with its consolidated subsidiaries, invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. As of December 31, 2021, substantially all of our assets and liabilities are held by, and all of our operations are conducted through, CWI 2 OP, LP (the “Operating Partnership”) and we are a general partner and a limited partner of, and own a 99.0% capital interest in, the Operating Partnership. Watermark Capital Partners, LLC (“Watermark Capital”), which is 100% owned by Mr. Michael G. Medzigian, our Chief Executive Officer, holds the remaining 1.0% in the Operating Partnership as of December 31, 2021. In order to qualify as a REIT, we cannot operate hotels directly; therefore, we lease our hotels to our wholly-owned taxable REIT subsidiaries (“TRSs” and collectively the “TRS lessees”). As of December 31, 2021, we held ownership interests in 25 hotels, with a total of 8,163 rooms.

COVID-19 Pandemic

The COVID-19 pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows throughout 2021 and will continue to do so for the reasonably foreseeable future. As of March 28, 2022, all of our hotels are open but several continue to operate at reduced levels of occupancy and staffing. Although results improved relative to 2020, we cannot estimate with certainty when travel demand will fully recover or how new variants of COVID-19 could impact recovery. We have generally experienced improving demand at our properties as government-imposed restrictions and limitations on travel and large gatherings have loosened and as vaccines have become more widely available. We expect the recovery to continue to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. Governmental and business efforts to encourage or mandate vaccinations and public adoption rates of vaccines have impacted and may continue to impact the recovery from the COVID-19 pandemic and have had and may continue to have disruptive effects on certain segments of the labor market. Individual ability or desire to travel and corporate travel policies will continue to be impacted by the COVID-19 pandemic and affect the recovery of our properties. The ultimate severity and duration of the COVID-19 pandemic and its effects, and the emergence of variants, are uncertain, including whether COVID-19 will become endemic or cyclical in nature. Given these uncertainties, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

Estimated Net Asset Value

Our estimated net asset value (“NAV”) as of December 31, 2021 has been determined to be $6.29 per share of Class A stock and $6.22 per share of Class T stock, based on shares outstanding as of December 31,2021. Please see our Current Report on Form 8-K for additional information regarding the calculation of our NAVs.
                     WLT 2021 10-K – 5

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

Our Portfolio

As of December 31, 2021, our portfolio was comprised of our full or partial ownership in 25 hotels with 8,163 guest rooms, all located in the United States. See Item 2. Properties.

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

Financing Strategies

As of December 31, 2021, our hotel portfolio, including both the hotels that we consolidate in our financial statements (“Consolidated Hotels”) (as further discussed in Note 4) and the hotel that we record as an equity investment in our financial statements (“Unconsolidated Hotel”) (as further discussed in Note 5), was 64% leveraged. Our organizational documents permit us to incur leverage of up to 75% of the total costs of our investments or 300% of our net assets (whichever is less), or a higher amount with the approval of a majority of our independent directors.

                     WLT 2021 10-K – 6

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

Human Capital Resources

We had no employees prior to the Internalization in April 2020. As part of the Internalization, we hired substantially all of the former employees of Watermark Capital and a number of the former employees of WPC that had performed services for us. We made awards of restricted stock to key employees as means of incentivizing and retaining them. As of December 31, 2021, we had 32 employees.

We experienced highly competitive conditions in the labor market in 2021, and we expect these conditions to continue for the foreseeable future. In 2021, we adopted a retention plan under which we granted restricted stock and/or cash awards to employees to incentivize them to remain with us.

The third party operators that manage our hotels are generally responsible for hiring and maintaining the labor force at the hotels. The operators implemented significant furloughs of hotel personnel in 2020 due to governmental shutdowns and lack of demand attributable to the COVID-19 pandemic.
                     WLT 2021 10-K – 7

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

Our Code of Business Conduct and Ethics, which applies to all of our officers and our directors, is available on our website at http://www.watermarklodging.com. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers.

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

The full extent of the effects of the COVID-19 pandemic on the Company's business for the foreseeable future cannot be predicted with certainty. As of the date of this Report, all of our hotels are open but several continue to operate at reduced levels of occupancy and staffing.

As discussed further below under “Risks Related to Our Indebtedness and Financing Arrangements,” we have substantial indebtedness. Of the $2.0 billion Consolidated Hotel aggregate principal balance indebtedness outstanding as of December 31, 2021, approximately $1.2 billion is scheduled to mature during the 12 months after the date of this Report, which included a total of $121.7 million that has been refinanced subsequent to December 31, 2021 (Note 16). We have continued to work with our lenders to address loans with near-term mortgage maturities and during the year ended December 31, 2021, have refinanced or extended the maturity date of 11 Consolidated Hotel mortgage loans, aggregating $1.0 billion of indebtedness. As of December 31, 2021, we have effectively entered into cash management agreements with the lenders on 18 of our 24 Consolidated Hotel mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender.

The Company expects that its operations for the foreseeable future will continue to be significantly impacted by the COVID-19 pandemic. As of March 28, 2022, all of our hotels are open but several continue to operate at reduced levels of occupancy and staffing. We expect the recovery to continue to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. Governmental and business efforts to encourage or mandate vaccinations, and public adoption rates of vaccines, have impacted and continue to impact the recovery from the COVID-19 pandemic and have had and may continue to have disruptive effects on certain segments of the labor market. Individual ability or desire to travel and corporate travel policies will continue to be impacted by the COVID-19 pandemic and affect the recovery of our properties. The ultimate severity and duration of the COVID-19 pandemic and its effects, and the emergence of variants, are uncertain, including whether COVID-19 will become endemic or cyclical in nature. The Company has already incurred and may incur additional or continuing material costs to reconfigure the layout of its properties, add cleaning services and systems, and take other steps to seek to address customer concerns. Additionally, the disruption to our business caused by the COVID-19 pandemic has led and may continue to lead to triggering events that may indicate that the carrying value of
                     WLT 2021 10-K – 8

certain of our assets, including investments in real estate, equity investments in real estate, and intangibles, may not be recoverable, resulting in impairment charges.

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

The ability of the Company to execute its near- and longer-term business strategy depends on access to an appropriate blend of cash flow from our hotel operations, financing to address upcoming debt maturities, and potentially additional equity financing, joint venture financing and asset sales, the availability of which will be affected by the performance of our hotel portfolio as well as general market and economic conditions and other factors, many of which are beyond our control. The COVID-19 pandemic and the outbreak of hostilities in Ukraine have resulted in severe volatility and disruption in the financial markets generally, and for companies in the lodging sector. There can be no guarantee that financing will be available in sufficient amounts, on favorable terms or at all, to enable the Company to refinance upcoming debt maturities. If we are unable to repay, refinance or extend maturing mortgage loans, the lenders may declare events of default and seek to foreclose on the underlying hotels. In addition, if we fail to meet cash flow-related covenants in our loans, which has occurred with respect to 18 of our 24 Consolidated Hotel mortgage loans, as discussed above, the lender typically has the right to impose cash management restrictions that limit our ability to use the cash generated on the affected properties. Any such consequences could negatively affect our results of operations, financial condition, cash flows, ability to pay dividends and asset valuations.

The lodging industry is highly sensitive to trends in business and personal travel.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product. The lodging industry is also sensitive to business and personal discretionary spending levels. The COVID-19 pandemic has materially adversely affected corporate budgets and consumer demand for travel and lodging. These trends are likely to continue. In particular, industry experts predict that business travel and group travel will be slower to recover from the COVID-19 pandemic than personal leisure travel. Most of our hotels have historically derived a significant portion of their business from business travel and group travel. The COVID-19 pandemic caused a significant decline in demand for our products and services. We cannot predict how long reduced demand will continue or its effect on occupancy levels and room rates. Significant recent increases in fuel prices and the outbreak of hostilities in Ukraine may also adversely affect business and personal travel demand. A continuing significant reduction in occupancy for room rates would continue to adversely impact our revenues and have a negative effect on our profitability.

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
•competition for labor and increased costs of labor;
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
                     WLT 2021 10-K – 9

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

Eighteen of our 25 hotels utilize brands owned by Marriott. As a result, our success is dependent in part on the continued success of their brands. A negative public image or other adverse event that affects those brands, such as business difficulties arising from the COVID-19 pandemic or the widely publicized cybersecurity incident that affected Marriott hotels in recent years, could adversely affect hotels operated under those brands. If a brand suffers a significant decline in appeal to the traveling public, the revenues and profitability of our hotels operated under that brand could be adversely affected.

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

We lease the land underlying four of our hotels from third-parties as of December 31, 2021. Purchasers may be disinterested in buying, and lenders may be disinterested in financing, properties subject to a ground lease, or lenders may condition any financing on receiving lender protection that the ground lessor is unwilling to provide. Accordingly, we may find it difficult to sell or finance a property subject to a ground lease, or may receive less proceeds in a sale or financing. To the extent that we are unable to sell or finance a hotel, or the proceeds of a sale or financing are decreased due to the existence of a ground lease, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

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

                     WLT 2021 10-K – 10

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

We are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts, fires and other extreme weather events, any of which could have a material adverse effect on our hotels, operating results and cash flows. To the extent climate change causes changes in weather patterns, increases in storm intensity could occur, and rising sea-levels causing damage to our hotels in coastal markets. Our hotel properties in Florida, Louisiana and California were adversely impacted by hurricanes, storms and wildfires in recent years. We could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotels, financial position, operating results or cash flows.

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
                     WLT 2021 10-K – 11

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

We are subject to general risks associated with the employment of hotel personnel, including competition for labor.

While third-party hotel managers are responsible for hiring and maintaining the labor force at each of our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to tightened labor market conditions, collective bargaining activity, minimum wage initiatives and additional taxes or requirements to incur additional employee benefits costs may adversely impact our operating costs. We may also incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Hotels where our managers have collective bargaining agreements with employees could be affected more significantly by labor force activities and additional hotels or groups of employees may become subject to additional collective bargaining agreements in the future. Increased labor organizational efforts or changes in labor laws could lead to disruptions in our operations, increase our labor costs, or interfere with the ability of our management to focus on executing our business strategies (e.g., by consuming management’s time and attention, limiting the ability of hotel managers to reduce workforces during economic downturns, etc.). In addition, from time to time, strikes, lockouts, boycotts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our
                     WLT 2021 10-K – 12

hotels, negatively impact our reputation or the reputation of our brands, cause us to lose guests, or harm relationships with the labor forces at our hotels.

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
                     WLT 2021 10-K – 13

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

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. As discussed elsewhere in this Report in “Liquidity and Capital Resources,” as of December 31, 2021, the mortgage loans for our Consolidated Hotels had an aggregate principal balance totaling $2.0 billion outstanding, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $17.0 million for items such as property taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. We have continued to work with our lenders to address loans with near-term mortgage maturities and during the year ended December 31, 2021, have refinanced or extended the maturity date of 11 Consolidated Hotel mortgage loans, aggregating $1.0 billion of indebtedness. As of December 31, 2021, we have effectively entered into cash management agreements with the lenders on 18 of our 24 Consolidated Hotel mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement.

Of the $2.0 billion aggregate principal balance indebtedness outstanding as of December 31, 2021, approximately $1.2 billion is scheduled to mature during the 12 months after the date of this Report, which included a total of $121.7 million that has been refinanced subsequent to December 31, 2021. If we are unable to repay, refinance or extend maturing mortgage loans, or if we breach a covenant and do not get a waiver from the applicable lenders, the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender. If an event of default were to occur, we may need to continue seeking to raise capital through asset sales or strategic financing transactions, potentially on unfavorable terms, but there is no assurance as to the certainty or timing of any such transactions. Any such consequences could negatively affect our results of operations, financial condition, cash flows, ability to pay dividends, and asset valuations.

In addition to our indebtedness, at December 31, 2021, the liquidation value of our 12% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) outstanding was $231.3 million. The Series B Preferred Stock is redeemable at the option of the holder thereof under certain circumstances, including in connection with certain change of control and other extraordinary corporate transactions. The holders of the Series B Preferred Stock have the option to require us to redeem 100% of the then-outstanding shares in July 2025. If we fail to redeem in full, in cash, all the shares of Series B Preferred Stock required or sought by holders to be redeemed by the applicable deadline (i) the dividend rate will immediately be increased by 4% (unless an increased rate is already then in effect), (ii) no further dividends or distributions on, and no purchases of, common stock will be permitted, subject to certain exceptions, and (iii) the initial purchaser of the Series B Preferred Stock and its affiliates and permitted transferees will have the right to require us to sell certain assets and properties for net proceeds in an amount sufficient to pay all unpaid redemption amounts due, subject to the conditions specified in the Articles Supplementary governing the Series B Preferred Stock. There can be no assurance that we will have sufficient funds available when needed to satisfy our redemption obligations under the Series B Preferred Stock.

                     WLT 2021 10-K – 14

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

The replacement of LIBOR may affect the value of certain of our financial obligations and could affect our results of operations or financial condition.

In July 2017, the U.K. Financial Conduct Authority, which regulates London Interbank Offered Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In March 2021, ICE Benchmark Administration, the administrator of LIBOR, extended the transition dates of certain LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions, or on any other basis, after such dates. Regulators, industry groups and certain committees, such as the Alternative Reference Rates Committee have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR, and proposed implementations of the recommended alternatives in floating rate financial instruments. It is currently unknown the extent to which these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. We are unable to predict the timing or effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United States, the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us on our overall financial condition or results of operations.

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

Among other terms of the Series B Preferred Stock, the Series B Preferred Stock generally prohibits the Company from paying distributions on common stock or redeeming common stock unless all accrued and unpaid dividends on the Series B Preferred Stock are paid in cash for all past dividend periods and the dividend for the current dividend period is also paid in cash. There are certain exceptions for the payment dividends on common stock required for the Company to maintain its
                     WLT 2021 10-K – 15

REIT qualification, special circumstances redemptions of common stock and redemptions of common stock that are funded with proceeds from issuances of common stock under the Company's distribution reinvestment plan.

The terms of our outstanding preferred equity securities could adversely affect our common stockholders and result in conflicts of interest.

Upon liquidation, holders of our Series B Preferred Stock will receive a distribution of our available assets before holders of our common stock. Our Series B Preferred Stock also has a preference on periodic dividends and limits our ability to make distributions to holders of shares of our common stock and to redeem shares of our common stock. The holders of our Series B Preferred Stock are currently entitled to elect two directors to our board of directors. The current holders of our Series B Preferred Stock hold interests in other hotels or hotel companies that may compete with us; therefore, their director representatives on our board may face conflicts of interest with respect to certain business matters. The terms of the Series B Preferred Stock also require that we redeem the shares at certain dates or upon the occurrence of certain events. See Note 14 for a more complete description of our Series B Preferred Stock. We cannot predict whether we may issue additional preferred stock in the future. These and other terms of our outstanding Series B Preferred Stock and additional preferred stock that we may issue in the future could adversely affect our common stockholders and result in conflicts of interest between our common and preferred stockholders, and for the directors elected by our preferred stockholders to our board.

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

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and, to a lesser extent, other sources; and there can be no assurance that our FFO will be sufficient to cover our future distributions. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales, borrowings or our distribution reinvestment plan to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid.

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

Our common stockholders do not have preemptive rights to any shares of common stock issued by us in the future. The purchasers of our Series B Preferred Stock also acquired warrants to purchase 16,778,446 operating partnership units in our Operating Partnership at an exercise price of $0.01 per unit, which is equivalent to 6.75% of our fully diluted common equity as of the closing of the July 2020 Capital Raise, as defined in Note 14. The warrants are entitled to participate in all distributions on our common stock, on an as-exercised basis. Therefore, (i) if the 16,778,446 warrants are exercised, (ii) when we sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment plan, (iii) when we issue shares
                     WLT 2021 10-K – 16

of common stock to our independent directors, (iv) when we issue shares of common stock under equity incentive plans or (v) if we issue additional common stock or other securities that are convertible into our common stock, then existing stockholders and investors that purchased their shares in our initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share (which may be less than the per share proceeds received by us in our initial public offering) and the value of our properties and our other investments, existing common stockholders might also experience a dilution in the book value and NAV per share of their investment in us. The exercise of the warrants described above will result in dilution in the book value and NAV per share of our existing common stockholders due to the de minimis exercise price of the warrants.

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
                     WLT 2021 10-K – 17

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
                     WLT 2021 10-K – 18

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
•be subject to federal and state income tax on our taxable income at regular corporate rates; and
•be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

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
                     WLT 2021 10-K – 19

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
                     WLT 2021 10-K – 20

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

The maximum U.S. federal income tax rate for certain qualified dividends payable by C corporations to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced qualified dividend rate. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the Tax Cuts and Jobs Act, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the current corporate tax rate, could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends.

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax.

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state and local taxes on our income and assets, (ii) taxes on any undistributed income and state or local income, and (iii) franchise, property, and transfer taxes. Moreover, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

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

We will also be subject to a federal corporate level tax at the highest regular corporate rate on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the date of acquisition is in excess of our then tax basis. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

In addition, although the Merger was intended to be treated as a tax-free reorganization for U.S. federal income tax purposes, if the Merger is determined not to have qualified for such tax-free treatment, or if CWI 1 is determined to have failed to qualify as a REIT for any period prior to the Merger, we could inherit certain tax liabilities of CWI 1 as its successor in the Merger.

Item 1B. Unresolved Staff Comments.

None.

                     WLT 2021 10-K – 21

Item 2. Properties.

Our Hotels

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotel at December 31, 2021:

Hotels	State	Number of Rooms	% Owned	Hotel Type
Consolidated Hotels
Charlotte Marriott City Center	NC	446	100%	Full-Service
Courtyard Times Square West	NY	224	100%	Select-service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	Full-Service
Equinox Golf Resort & Spa	VT	199	100%	Resort
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	Resort
Hawks Cay Resort (a)	FL	397	100%	Resort
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	Full-service
Hyatt Centric French Quarter New Orleans (b)	LA	254	100%	Full-service
Le Méridien Arlington	VA	154	100%	Full-Service
Le Méridien Dallas, The Stoneleigh	TX	176	100%	Full-service
Marriott Kansas City Country Club Plaza	MO	295	100%	Full-service
Marriott Raleigh City Center	NC	401	100%	Full-service
Marriott Sawgrass Golf Resort & Spa	FL	514	100%	Resort
Renaissance Atlanta Midtown Hotel	GA	304	100%	Full-Service
Renaissance Chicago Downtown	IL	560	100%	Full-service
Ritz-Carlton Bacara, Santa Barbara	CA	358	100%	Resort
Ritz-Carlton Fort Lauderdale (c)	FL	198	100%	Resort
Ritz-Carlton Key Biscayne (d)	FL	443	66.7%	Resort
Ritz-Carlton San Francisco	CA	336	100%	Full-Service
Sanderling Resort	NC	128	100%	Resort
San Diego Marriott La Jolla	CA	376	100%	Full-Service
San Jose Marriott	CA	510	100%	Full-Service
Seattle Marriott Bellevue	WA	384	100%	Full-Service
Westin Pasadena	CA	350	100%	Full-Service
		7,862
Unconsolidated Hotel
Ritz-Carlton Philadelphia	PA	301	60%	Full-service
		8,163
_________
(a)Includes 220 privately owned villas that participate in the villa/condo rental program as of December 31, 2021.
(b)On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party, bringing our ownership interest to 100% (Note 4).
(c)Includes 32 condo-hotel units that participate in the villa/condo rental program as of December 31, 2021. Also, on November 9, 2021, we acquired the remaining 30% interest in the Ritz-Carlton Fort Lauderdale Venture from an unaffiliated third party, bringing our ownership interest to 100% (Note 11).
(d)Includes 141 condo-hotel units that participate in the resort rental program at December 31, 2021.

Our Hotel Management and Franchise Agreements

Hotel Management Agreements

All of our hotels are managed by independent hotel operators pursuant to management or operating agreements, with many also subject to separate license agreements addressing matters pertaining to operation under the designated brand. As of December 31, 2021, we had management or operating agreements with nine different management companies. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates; securing and processing reservations; procuring inventories,
                     WLT 2021 10-K – 22

supplies and services; providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts; and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels; review the operation and maintenance of the hotels; prepare reports, budgets and projections; and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

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

The management agreements relating to 11 of our hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist and no separate franchise fee is required for these hotels. These management agreements incur a base management fee ranging from 3.0% to 4.0% of hotel revenues.

Franchise Agreements

11 of our hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of December 31, 2021, we had eight franchise agreements with Marriott-owned brands, one with Hilton-owned brands, one with InterContinental Hotels-owned brands and one with a Hyatt-owned brand related to our hotels.

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

Item 3. Legal Proceedings.

As of December 31, 2021, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

                     WLT 2021 10-K – 23

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares

There is no active public trading market for our shares. At March 21, 2022, there were 51,408 holders of record of our shares of common stock.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding the 2015 Equity Incentive Plan as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,614,212	—	3,488,337
Equity compensation plans not approved by security holders	—	—	—
	1,614,212	—	3,488,337
___________
(a)Reflects unvested restricted stock units granted under the 2015 Equity Incentive Plan.
(b)All restricted stock units are settled in shares of Class A Common Stock on a one-for-one basis and accordingly do not have a weighted-average exercise price.
                     WLT 2021 10-K – 24

Item 6. Reserved

                     WLT 2021 10-K – 25

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

The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report and the matters described under Item 1A. Risk Factors. For discussion of our results of operations for the year ended December 31, 2020, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the audited consolidated financial statements of WLT and accompanying notes as of and for the year ended December 31, 2020 filed on March 12, 2021.

Business Overview

We are a self-managed, publicly owned, non-traded REIT that invests in, manages and seeks to enhance the value of interests in lodging and lodging-related properties in the United States. We own a diversified lodging portfolio, including full-service, select-service and resort hotels. Our 2021 results of operations were significantly affected by the COVID-19 pandemic, as discussed further below. Our results of operations are also significantly impacted by seasonality and by hotel renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. As of December 31, 2021, we held ownership interests in 25 hotels, with a total of 8,163 rooms.

Significant Developments

COVID-19 Pandemic

The COVID-19 pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows throughout 2021 and will continue to do so for the reasonably foreseeable future. As of March 28, 2022, all of our hotels are open but several continue to operate at reduced levels of occupancy and staffing. Although results improved relative to 2020, we cannot estimate with certainty when travel demand will fully recover or how new variants of COVID-19 could impact recovery. We have generally experienced improving demand at our properties as government-imposed restrictions and limitations on travel and large gatherings have loosened and as vaccines have become more widely available. We expect the recovery to continue to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. Governmental and business efforts to encourage or mandate vaccinations and public adoption rates of vaccines have impacted and may continue to impact the recovery from the COVID-19 pandemic and have had and may continue to have disruptive effects on certain segments of the labor market. Individual ability or desire to travel and corporate travel policies will continue to be impacted by the COVID-19 pandemic and affect the recovery of our properties. The ultimate severity and duration of the COVID-19 pandemic and its effects, and the emergence of variants, are uncertain, including whether COVID-19 will become endemic or cyclical in nature. Given these uncertainties, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

Of our $2.0 billion of Consolidated Hotel aggregate principal balance indebtedness outstanding as of December 31, 2021, approximately $1.2 billion is scheduled to mature during the 12 months after the date of this Report, which included a total of $121.7 million that has been refinanced subsequent to December 31, 2021 (Note 16). We have continued to work with our lenders to address loans with near-term mortgage maturities and during the year ended December 31, 2021, have refinanced or extended the maturity date of 11 Consolidated Hotel mortgage loans, aggregating $1.0 billion of principal balance indebtedness. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender.

Other Events

While as of the date of this Report, we have not experienced adverse effects from significant recent increases in fuel prices and the outbreak of hostilities in Ukraine, each of these matters could adversely affect the travel and lodging industry, including
                     WLT 2021 10-K – 26

demand for our hotels. It is too early to predict how long these circumstances may exist and their impact on our business in 2022 and thereafter.

Financial and Operating Highlights

(Dollars in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”))

	Years Ended December 31,
	2021	2020
Hotel revenues	$655,920	$279,101
Net loss attributable to Common Stockholders	(82,771)	(351,870)

Cash distributions paid	—	20,357

Net cash provided by (used in) operating activities	1,257	(154,021)
Net cash provided by investing activities	414,980	171,448
Net cash (used in) provided by financing activities	(319,223)	108,733

Supplemental Financial Measures: (a)
FFO attributable to Common Stockholders	(67,829)	(98,761)
MFFO attributable to Common Stockholders	(16,146)	(128,865)

Consolidated Hotel Operating Statistics (b)
Occupancy	50.2%	25.9%
ADR	$261.51	$221.66
RevPAR	131.29	57.49

Comparable Consolidated Hotel Operating Statistics (c)
Occupancy (d)	50.4%	29.1%
ADR	$274.68	$242.36
RevPAR	138.45	70.52
___________
(a)We consider funds from operations (“FFO”) and MFFO, which are supplemental measures not defined by GAAP (“non-GAAP measures”), to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.
(b)Our consolidated hotel operating statistics represent statistical data for our Consolidated Hotels during our ownership period.
(c)Our comparable hotel operating statistics represent statistical data for Consolidated Hotels we owned as of the end of the reporting period. Statistical data prior to our ownership was included for hotels that were not owned for the entirety of the comparison periods. Due to the impact of COVID-19 on hotel operations, including the temporary suspension of operations at certain hotels, a comparison between the year ended December 31, 2021 to the same period in 2020 are not meaningful, therefore we have included the operating statistics of our Comparable Consolidated Hotel Portfolio for the year ended December 31, 2019 for comparative purposes. Occupancy, ADR and RevPAR for our Comparable Consolidated Hotel Portfolio for the year ended December 31, 2019 were 74.2%, $263.92 and $195.72, respectively.
(d)Occupancy rates for our Comparable Consolidated Hotel Portfolio for October, November and December 2021 were 59.9%, 58.6% and 54.6%, respectively, as compared to occupancy rates for October, November and December 2020 of 32.1%, 23.8% and 22.4%, respectively.

                     WLT 2021 10-K – 27

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotel as of December 31, 2021:

Hotel	State	Number of Rooms	% Owned	Hotel Type
Consolidated Hotels
Charlotte Marriott City Center	NC	446	100%	Full-Service
Courtyard Times Square West	NY	224	100%	Select-service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	Full-Service
Equinox Golf Resort & Spa	VT	199	100%	Resort
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	Resort
Hawks Cay Resort (a)	FL	397	100%	Resort
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	Full-service
Hyatt Centric French Quarter New Orleans (b)	LA	254	100%	Full-service
Le Méridien Arlington	VA	154	100%	Full-Service
Le Méridien Dallas, The Stoneleigh	TX	176	100%	Full-service
Marriott Kansas City Country Club Plaza	MO	295	100%	Full-service
Marriott Raleigh City Center	NC	401	100%	Full-service
Marriott Sawgrass Golf Resort & Spa	FL	514	100%	Resort
Renaissance Atlanta Midtown Hotel	GA	304	100%	Full-Service
Renaissance Chicago Downtown	IL	560	100%	Full-service
Ritz-Carlton Bacara, Santa Barbara	CA	358	100%	Resort
Ritz-Carlton Fort Lauderdale (c)	FL	198	100%	Resort
Ritz-Carlton Key Biscayne (d)	FL	443	66.7%	Resort
Ritz-Carlton San Francisco	CA	336	100%	Full-Service
Sanderling Resort	NC	128	100%	Resort
San Diego Marriott La Jolla	CA	376	100%	Full-Service
San Jose Marriott	CA	510	100%	Full-Service
Seattle Marriott Bellevue	WA	384	100%	Full-Service
Westin Pasadena	CA	350	100%	Full-Service
		7,862
Unconsolidated Hotel
Ritz-Carlton Philadelphia	PA	301	60%	Full-service
		8,163
_________
(a)Includes 220 privately owned villas that participate in the villa/condo rental program as of December 31, 2021.
(b)On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party, bringing our ownership interest to 100% (Note 4).
(c)Includes 32 condo-hotel units that participate in the villa/condo rental program as of December 31, 2021. Also, on November 9, 2021, we acquired the remaining 30% interest in the Ritz-Carlton Fort Lauderdale Venture from an unaffiliated third party, bringing our ownership interest to 100% (Note 11).
(d)Includes 141 condo-hotel units that participate in the resort rental program at December 31, 2021.

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
                     WLT 2021 10-K – 28

conditions, regional and local employment growth, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

The results of operations for the year ended December 31, 2021 will not be comparable to the same period in 2020 as a result of the impact of the COVID-19 pandemic, the Merger and hotel dispositions. Beginning in March 2020, we experienced a significant decline in occupancy and RevPAR. The economic downturn and restrictions on travel resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. As discussed above, certain of our hotel properties temporarily suspended all operations and our other hotel properties had operated, and continue to operate, in a limited capacity. Additionally, as a result of the Merger, the historical financial information included herein as of any date, or for any periods, prior to April 13, 2020, represents the pre-merger financial information of CWI 1 on a stand-alone basis, therefore comparisons of the period to period financial information of WLT as set forth herein may not be meaningful.

The following table presents our comparative results of operations (in thousands):

	Years Ended December 31,
	2021	2020	Change
Hotel Revenues	$655,920	$279,101	$376,819

Hotel Operating Expenses	639,400	434,327	205,073
Corporate general and administrative expenses	31,023	23,845	7,178
Gain on property-related insurance claims	(1,571)	(2,520)	949
Transaction costs	1,515	18,448	(16,933)
Impairment charges	—	120,220	(120,220)
Asset management fees to affiliate	—	3,795	(3,795)
Total Expenses	670,367	598,115	72,252
Operating Loss before net gain on sale of real estate	(14,447)	(319,014)	304,567
Net gain on sale of real estate	108,216	2,738	105,478
Operating Income (Loss)	93,769	(316,276)	410,045
Interest expense	(166,163)	(125,782)	(40,381)
Net loss on extinguishment of debt	(13,581)	(22)	(13,559)
Net gain on change in control of interests	8,612	22,250	(13,638)
Equity in losses of equity method investment in real estate, net	(5,575)	(35,026)	29,451
Other income (expense)	(501)	954	(1,455)
Bargain purchase gain	—	78,696	(78,696)
Loss Before Income Taxes	(83,439)	(375,206)	291,767
(Provision for) benefit from income taxes	(3,553)	7,930	(11,483)
Net Loss	(86,992)	(367,276)	280,284
Loss attributable to noncontrolling interests	4,221	17,148	(12,927)
Net Loss Attributable to the Company	(82,771)	(350,128)	267,357
Preferred dividends	—	(1,742)	1,742
Net Loss Attributable to Common Stockholders	$(82,771)	$(351,870)	$269,099
Supplemental financial measure:(a)
MFFO Attributable to Common Stockholders	$(16,146)	$(128,865)	$112,719
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

                     WLT 2021 10-K – 29

Hotel Revenues

For the year ended December 31, 2021 as compared to the same period in 2020, hotel revenues increased by $376.8 million. Of the 24 Consolidated Hotels we held ownership interests in as of December 31. 2021, operations were suspended for either all or a portion of the second and third quarters of 2020 at 15 Consolidated Hotels (with five hotel closures beginning during March 2020) and were significantly reduced at the remaining nine Consolidated Hotels. Additionally, as a result of the Merger, the historical financial information included for the period prior to April 13, 2020, represents the pre-Merger financial information of CWI 1 on a stand-alone basis, therefore comparisons of the period to period financial information of WLT as set forth herein may not be meaningful.

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs (including but not limited to expenses related to departments such as parking, spa and gift shops) fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the year ended December 31, 2021 as compared to the same period in 2020, aggregate hotel operating expenses increased by $205.1 million. As discussed above, our results for the year ended December 31, 2020 were significantly impacted by the COVID-19 pandemic. Additionally, as a result of the Merger, the historical financial information included for the period prior to April 13, 2020, represents the pre-Merger financial information of CWI 1 on a stand-alone basis, therefore comparisons of the period to period financial information of WLT as set forth herein may not be meaningful.

Corporate General and Administrative Expenses

For the year ended December 31, 2021 as compared to the same period in 2020, corporate general and administrative expenses increased by $7.2 million, primarily as a result of the impact of the Merger, with periods post-Merger reflecting the impact of the Company being self-managed and including the compensation of our employees for the periods following the internalization, as well as an increase in professional fees. Professional fees include legal, accounting, investor relations and other consulting expenses incurred in the normal course of business.

Transaction Costs

For the year ended December 31, 2021 as compared to the same period in 2020, transactions costs decreased by $16.9 million. Transaction costs for the year ended December 31, 2020 represented legal, accounting, investor relations and other transaction costs related to the Merger and related transactions.

Impairment Charges

During the year ended December 31, 2020, we recognized impairment charges totaling $120.2 million on six Consolidated Hotels in order to reduce the carrying value of the properties to their estimated fair values, resulting from the adverse effect of the COVID-19 pandemic on our hotel operations. No impairments were recognized during the year ended December 31, 2021.

Our impairment charges are more fully described in Note 4.

Asset Management Fees to Affiliate

For the year ended December 31, 2021 as compared to the same period in 2020, asset management fees to affiliates decreased by $3.8 million. Upon completion of the Merger on April 13, 2020 (Note 3), the Advisory Agreement was terminated and these fees ceased being incurred.

                     WLT 2021 10-K – 30

Net Gain on Sale of Real Estate

During the year ended December 31, 2021, we recognized a net gain on sale on real estate of $108.2 million, comprised of (i) a gain of $18.1 million from the sale of the Sheraton Austin Hotel at the Capitol to an unaffiliated third-party by the Sheraton Austin Hotel at the Capitol Venture (we owned an 80% controlling interest in the venture); (ii) a gain of $5.2 million from the sale of our 100% ownership interest in the Courtyard Pittsburgh Shadyside to an unaffiliated third-party; (iii) a gain of $18.5 million from the sale of our 100% ownership interest in the Westin Minneapolis to an unaffiliated third-party; and (iv) a gain of $66.4 million from the sale of our 100% ownership interest in the Hilton Garden Inn/Homewood Suites Atlanta Midtown, Hyatt Place Austin Downtown and Courtyard Nashville Downtown to an unaffiliated third-party.

During the year ended December 31, 2020, we recognized a net gain on sale on real estate of $2.7 million, comprised of (i) a gain of $3.2 million from the sale of the Lake Arrowhead Resort and Spa to an unaffiliated third party by the Lake Arrowhead Resort and Spa Venture (of which we owned a 97.35% controlling ownership interest), partially offset by (ii) a loss on sale on real estate of $0.5 million from the sale of our 100% ownership interest in the Hutton Hotel Nashville to an unaffiliated third party.

Interest Expense

During the year ended December 31, 2021, as compared to the same period in 2020, interest expense increased by $40.4 million, primarily due to an increase in the dividends recorded in connection with our Series A Preferred Stock and Series B Preferred Stock totaling $17.6 million, an increase of $9.3 million as a result of the aggregate amortization of the debt discount related to the mortgage loans assumed in the Merger and the fair value discount related to the Series A Preferred Stock and Series B Preferred Stock and an increase of $11.6 million resulting from the assumption of the mortgage loans of the hotels acquired in the Merger.

Net Loss on Extinguishment of Debt

During the year ended December 31, 2021 we recognized a loss on extinguishment of debt of $13.6 million, comprised primarily of a $6.3 million aggregate loss in connection with the disposition of the Hilton Garden Inn/Homewood Suites Atlanta Midtown, Hyatt Place Austin Downtown and Courtyard Nashville Downtown, a $4.8 million loss resulting from the refinancing of the Seattle Marriott Bellevue non-recourse mortgage loan and a $1.1 million loss in connection with the disposition of the Courtyard Pittsburgh Shadyside.

Net Gain on Change in Control of Interests

During the year ended December 31, 2021, we recognized a gain on change in control of interests of $8.6 million in connection with our acquisition of the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party on April 6, 2021 (Note 4). We previously accounted for our jointly-owned interest in this venture under the equity method of accounting. Due to the change in control of this jointly owned investment, we recorded a net gain on change in control of interest reflecting the difference between our carrying value and the preliminary estimated fair value of our previously held equity investment on April 6, 2021. Subsequent to the acquisition, we own 100% of this hotel and consolidate our real estate interest in the hotel.

During the year ended December 31, 2020, we recognized a net gain on change in control of interests of $22.3 million in connection with our acquisition of the remaining 50% interests in the Marriott Sawgrass Golf Resort and Spa and the Ritz-Carlton Bacara, Santa Barbara in the Merger (Note 3). We previously accounted for our jointly-owned interest in these ventures under the equity method of accounting. Due to the change in control of this jointly owned investment, we recorded a net gain on change in control of interest reflecting the difference between our carrying values and the preliminary estimated fair values of our previously held equity investments on April 13, 2020, the date of the Merger. Subsequent to the Merger, we own 100% of these hotels and consolidate our real estate interests in the hotels.

                     WLT 2021 10-K – 31

Equity in Losses of Equity Method Investments in Real Estate, Net

Equity in losses of equity method investments in real estate, net represents losses from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and is based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. We recognized $17.8 million of other-than-temporary impairment charges on our equity method investments in real estate during the year ended December 31, 2020. No such charges were recognized during the year ended December 31, 2021.

The following table sets forth our share of equity in losses from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value (“HLBV”) method, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
Unconsolidated Hotels	2021	2020
Ritz-Carlton Philadelphia Venture (a)	$(4,718)	$(13,038)
Hyatt Centric French Quarter Venture (b)	(857)	(962)
Ritz-Carlton Bacara, Santa Barbara Venture (c) (d)	—	(20,968)
Marriott Sawgrass Golf Resort & Spa Venture (c)	—	(58)
Total equity in losses of equity method investments in real estate, net	$(5,575)	$(35,026)
___________
(a)The decrease in our share of equity in losses for the year ended December 31, 2021 as compared to the same period in 2020 is primarily the result of an improvement in the performance of the hotel during 2021 as compared to 2020.
(b)On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party, bringing our ownership interest to 100% (Note 4), therefore the amount for the year ended December 31, 2021 represents the equity in losses for the period prior to the acquisition.
(c)Upon closing of the Merger on April 13, 2020, the Company owns 100% of this hotel and consolidates its real estate interest in this hotel therefore the amount for the year ended December 31, 2020 represents the equity in losses for the period prior to the Merger.
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

(Provision for) Benefit from Income Taxes

For the year ended December 31, 2021, we recognized a provision for income taxes of $3.6 million compared to a benefit from income taxes of $7.9 million for the same period in 2020. Provision for income taxes for the year ended December 31, 2021 included $2.8 million related to income taxes resulting from the sale of the Courtyard Nashville Downtown during the fourth quarter of 2021. Benefit from income taxes during the year ended December 31, 2020 included an $8.3 million current tax benefit, resulting from carrying back certain net operating losses allowable under the CARES Act.
                     WLT 2021 10-K – 32

Loss Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Years Ended December 31,
Venture	2021	2020
Sheraton Austin Hotel at the Capitol Venture (a)	$(2,871)	$1,452
Ritz-Carlton Fort Lauderdale Venture (b)	145	3,144
Ritz-Carlton Key Biscayne Venture	(72)	(978)
Operating Partnership — Noncontrolling interest (c)	7,019	13,530
Total loss attributable to noncontrolling interests	$4,221	$17,148
___________
(a)On May 5, 2021, the Sheraton Austin Hotel at the Capitol Venture sold the Sheraton Austin Hotel at the Capitol to an unaffiliated third-party. The venture received net proceeds of approximately $36.4 million from the sale after the repayment of the related mortgage loan. We owned an 80% controlling interest in the venture.
(b)The results for the year ended December 31, 2021 reflect an improvement in the performance of the hotel during 2021 as compared to comparable periods in 2020. Additionally, on November 9, 2021, we acquired the remaining 30% interest in the Ritz-Carlton Fort Lauderdale Venture from an unaffiliated third party, bringing our ownership interest to 100%.
(c)Reflects the OP Units proportionate share of net loss for the years ended December 31, 2021 and 2020.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to WLT stockholders, see Supplemental Financial Measures below.

For the year ended December 31, 2021 as compared to 2020, MFFO increased by $112.7 million. MFFO for the year ended December 31, 2020 reflects the impact of the COVID-19 pandemic on our hotel operations, beginning in March 2020. Additionally, as a result of the Merger, the historical financial information included for the period prior to April 13, 2020, represents the pre-Merger financial information of CWI 1 on a stand-alone basis, therefore comparisons of the period to period financial information of WLT as set forth herein may not be meaningful.

Liquidity and Capital Resources

Our primary cash uses over the next 12 months are expected to be payment of debt service, costs associated with the refinancing or restructuring of indebtedness, funding corporate and hotel level operations, payment of real estate taxes and insurance, payment of preferred stock dividends and redemption of the Series A Preferred Stock, as defined in Note 14. Our primary capital sources to meet such uses are expected to be funds generated by hotel operations, cash on hand and proceeds from additional asset sales.

As of March 28, 2022, all of our hotels are open but several continue to operate at reduced levels of occupancy and staffing. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak.

                     WLT 2021 10-K – 33

As of December 31, 2021, we had cash and cash equivalents of $249.5 million. As of December 31, 2021, the mortgage loans for our Consolidated Hotels had an aggregate principal balance totaling $2.0 billion outstanding, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $17.0 million for items such as property taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. We have continued to work with our lenders to address loans with near-term mortgage maturities and during the year ended December 31, 2021, have refinanced or extended the maturity date of 11 Consolidated Hotel mortgage loans, aggregating $1.0 billion of indebtedness. Of the $2.0 billion aggregate principal balance indebtedness outstanding as of December 31, 2021, approximately $1.2 billion is scheduled to mature during the 12 months after the date of this Report, which included a total of $121.7 million that has been refinanced subsequent to December 31, 2021. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender.

Sources and Uses of Cash During the Year

2021

Operating Activities — For the year ended December 31, 2021, net cash provided by operating activities was $1.3 million as compared to net cash used in operating activities of $154.0 million for the year ended December 31, 2020. Net cash used in operating activities during 2020 reflects the impact of the COVID-19 pandemic on our hotel operations, beginning in March 2020.

Investing Activities — During 2021, net cash provided by investing activities was $415.0 million, primarily as a result of $438.4 million in aggregate proceeds from the disposition of hotels during 2021, partially offset by funding of $28.7 million for capital expenditures at our Consolidated Hotels.

Financing Activities — During 2021, net cash used in financing activities was $319.2 million, primarily as a result of payments and prepayments of mortgage financing totaling $469.1 million, our acquisition of the 30% membership interest in the Ritz-Carlton Fort Lauderdale Venture for $23.9 million, $7.1 million of distributions to noncontrolling interests, $6.8 million of debt extinguishment costs and $6.4 million of deferred financing costs, partially offset by $195.4 million of proceeds from mortgage financing.

2020

Operating Activities — For the year ended December 31, 2020, net cash used in operating activities was $154.0 million as compared to net cash provided by operating activities of $78.2 million for the year ended December 31, 2019. This change in operating cash flows primarily reflects the impact of the COVID-19 pandemic on our hotel operations, beginning in March 2020.

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

Financing Activities — During 2020, net cash provided by financing activities was $108.7 million, primarily as a result of the proceeds from the issuance of our Series B Preferred Stock of $200.0 million and proceeds from mortgage financing of $81.3 million, partially offset by payments of mortgage financing totaling $142.4 million, due largely to our 2020 disposition and refinancing activity, cash distributions paid to stockholders of $20.4 million and deferred financing costs paid of $15.2 million.

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
                     WLT 2021 10-K – 34

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

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	December 31,
	2021	2020
Carrying Value
Fixed rate (a)	$951,318	$1,286,839
Variable rate (a):
Amount subject to interest rate caps	507,919	362,193
Amount subject to floating interest rate	317,497	345,712
Amount subject to interest rate swaps	182,007	175,158
	1,007,423	883,063
	$1,958,741	$2,169,902
Percent of Total Debt
Fixed rate	49%	59%
Variable rate	51%	41%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.3%	4.3%
Variable rate (b)	4.0%	4.1%
_________
(a)Aggregate fixed and variable debt balance includes unamortized debt discount of $13.4 million and $46.5 million, respectively, and deferred financing costs totaling $7.6 million and $6.9 million, respectively, as of December 31, 2021 and 2020, respectively.
(b)The impact of our derivative instruments are reflected in the weighted-average interest rates.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. As of December 31, 2021, we have effectively entered into cash management agreements with the lenders on 18 of our 24 mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses.

Courtyard Times Square West

                     WLT 2021 10-K – 35

The $58.6 million outstanding mortgage loan on Courtyard Times Square West matured on June 1, 2021 and we have not paid off the outstanding principal balance. The loan does not have any cross-default provisions with our other mortgage obligations. We are currently in the process of exploring various options as it relates to this asset, including but not limited to, surrendering the property back to the lender.

Cash Resources

As of December 31, 2021, our cash resources consisted of cash totaling $249.5 million, of which $44.6 million was designated as hotel operating cash and was held at our hotel operating properties.

Cash Requirements

Our primary cash uses through December 31, 2021 are expected to be payments of debt service, real estate taxes and insurance, payment of preferred stock dividends, costs associated with the refinancing or restructuring of indebtedness and funding corporate and hotel level operations. Our primary capital sources to meet such uses are expected to be cash on hand, funds generated by hotel operations and proceeds from additional asset sales. We may satisfy certain debt maturities during this period by turning the properties back to the lenders.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2021 and 2020, $58.7 million and $51.0 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and have used a portion of the available restricted cash reserves to cover operating costs at our properties, of which $1.3 million is subject to replenishment as of December 31, 2021.

Equity Method Investments

As of December 31, 2021, we owned an equity interest in one Unconsolidated Hotel. Our ownership interest and summarized financial information for this investment as of December 31, 2021 is presented below. Summarized financial information provided represents the total amounts attributable to this investment and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-	Third-Party Debt
Venture	December 31, 2021	Total Assets	Party Debt	Maturity Date
Ritz-Carlton Philadelphia Venture	60%	$82,760	$63,916	02/2023

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
                     WLT 2021 10-K – 36

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
                     WLT 2021 10-K – 37

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
                     WLT 2021 10-K – 38

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

                     WLT 2021 10-K – 39

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Net loss attributable to Common Stockholders	$(82,771)	$(351,870)
Adjustments:
Depreciation and amortization of real property	117,598	114,697
Net gain on sale of real estate	(108,216)	(2,738)
Net gain on change in control of interests	(8,612)	(22,250)
Income taxes associated with sale of real estate	2,810	—
Impairment charges	—	120,220
Proportionate share of adjustments for partially owned entities — FFO adjustments (a)	11,362	43,180
Total adjustments	14,942	253,109
FFO attributable to Common Stockholders (as defined by NAREIT)	(67,829)	(98,761)
Amortization of fair value adjustments	33,982	26,685
Net loss on extinguishment of debt	13,581	22
Straight-line and other rent adjustments	6,583	5,979
Gain on property-related insurance claims, net (b)	(1,571)	(2,520)
Transaction costs (b)	1,515	18,448
Bargain purchase gain	—	(78,696)
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(2,407)	(22)
Total adjustments	51,683	(30,104)
MFFO attributable to Common stockholders	$(16,146)	$(128,865)
___________
(a)This adjustment includes an other-than-temporary impairment charge of $17.8 million recognized on our equity investment in the Ritz-Carlton Bacara, Santa Barbara Venture during the year ended December 31, 2020.
(b)We have excluded these costs because of their non-recurring nature. By excluding such costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.
                     WLT 2021 10-K – 40

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

As of December 31, 2021, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, with the exception of four mortgage loans with an outstanding balance totaling $317.5 million. Our debt obligations are more fully described in Note 9 and under Liquidity and Capital Resources in Item 7 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding as of December 31, 2021 and excludes deferred financing costs (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed-rate debt	$535,341	$427,059	$—	$—	$—	$—	$962,400	$962,879
Variable-rate debt	$582,632	$104,830	$329,910	$—	$—	$—	$1,017,372	$1,021,414

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt as of December 31, 2021 by an aggregate increase of $12.6 million or an aggregate decrease of $23.7 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap as of December 31, 2021 would increase or decrease by $5.1 million for each respective 1.0% change in annual interest rates.

                     WLT 2021 10-K – 41

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

                     WLT 2021 10-K – 42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Watermark Lodging Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Watermark Lodging Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of the Remaining Interest in Hyatt Centric French Quarter Venture – Valuation of the Net Investment in Hotel

As described in Note 4 to the consolidated financial statements, on April 6, 2021, the Company acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture for $2.1 million, which includes real estate and other hotel assets, net of assumed liabilities with a fair value totaling $11.3 million, bringing the Company’s ownership interest to 100%. The acquisition resulted in the recognition of a net investment in hotel of $39.5 million. Management allocated the fair value of the hotel at acquisition based on the estimated fair value of the assets acquired and liabilities assumed. Management estimated the fair values of the land, building and site improvement, and furniture, fixtures, and equipment at the hotel property by using a combination of the income capitalization and sales comparison approaches. These valuation methodologies are based on significant Level 3 inputs in the fair value hierarchy, such as capitalization rates, discount rates and net operating income at the respective hotel properties, including estimates of future income growth.

The principal considerations for our determination that performing procedures relating to the valuation of the net investment in hotel from the acquisition of the remaining interest in Hyatt Centric French Quarter Venture is a critical audit matter are (i) the significant judgment by management when developing the fair value of the net investment in hotel; (ii) a high degree of auditor
                     WLT 2021 10-K – 43

judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to capitalization rates, discount rates, and estimates of future income growth; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value of the net investment in hotel; (ii) reading the respective purchase and sale agreement;
(iii) evaluating the appropriateness of the income capitalization and sales comparison approaches; (iv) testing the completeness and accuracy of data provided by management; and (v) evaluating the reasonableness of management’s significant assumptions related to capitalization rates, discount rates, and estimates of future income growth. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income capitalization and sales comparison approaches and the reasonableness of the capitalization rates, discount rates, and estimates of future income growth.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 28, 2022

We have served as the Company's auditor since 2008.

                     WLT 2021 10-K – 44

WATERMARK LODGING TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Investments in real estate:
Hotels, at cost	$2,956,929	$3,315,792
Accumulated depreciation	(383,337)	(356,328)
Net investments in hotels	2,573,592	2,959,464
Equity investments in real estate	12,705	18,639
Operating lease right-of-use assets	43,671	40,729
Cash and cash equivalents	249,478	160,383
Intangible assets, net	69,464	72,285
Restricted cash	99,000	91,081
Accounts receivable, net	82,925	46,010
Other assets	30,690	30,735
Total assets	$3,161,525	$3,419,326
Liabilities and Equity
Non-recourse debt, net	$1,958,741	$2,169,902
Mandatorily redeemable preferred stock	256,731	214,158
Accounts payable, accrued expenses and other liabilities	190,701	174,217
Operating lease liabilities	83,089	74,633
Total liabilities	2,489,262	2,632,910
Commitments and contingencies (Note 10)
Equity
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 167,689,164 and 167,441,281 shares, respectively, issued and outstanding	168	167
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 61,095,773 and 61,102,438 shares, respectively, issued and outstanding	61	61
Additional paid-in capital	1,642,495	1,655,554
Distributions and accumulated losses	(994,634)	(911,863)
Accumulated other comprehensive income (loss)	148	(724)
Total stockholders’ equity	648,238	743,195
Noncontrolling interests	24,025	43,221
Total equity	672,263	786,416
Total liabilities and equity	$3,161,525	$3,419,326

See Notes to Consolidated Financial Statements.

                     WLT 2021 10-K – 45

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues
Hotel Revenues
Rooms	$423,634	$171,544	$387,769
Food and beverage	154,927	68,292	166,315
Other operating revenue	76,814	38,323	52,641
Business interruption income	545	942	4,338
Total Hotel Revenues	655,920	279,101	611,063
Expenses
Rooms	95,927	50,540	86,060
Food and beverage	113,806	61,532	114,239
Other hotel operating expenses	28,501	14,724	27,669
Property taxes, insurance, rent and other	95,844	79,879	72,236
General and administrative	67,870	42,353	54,831
Sales and marketing	50,308	29,013	57,330
Repairs and maintenance	28,427	19,683	19,932
Utilities	21,019	15,677	15,032
Management fees	20,264	6,436	16,864
Depreciation and amortization	117,434	114,490	76,621
Total Hotel Operating Expenses	639,400	434,327	540,814
Corporate general and administrative expenses	31,023	23,845	12,202
(Gain) loss on property-related insurance claims, net	(1,571)	(2,520)	372
Transaction costs	1,515	18,448	2,783
Impairment charges	—	120,220	—
Asset management fees to affiliate	—	3,795	14,052
Total Expenses	670,367	598,115	570,223
Operating (Loss) Income before net gain on sale of real estate	(14,447)	(319,014)	40,840
Net gain on sale of real estate	108,216	2,738	30,918
Operating Income (Loss)	93,769	(316,276)	71,758
Interest expense	(166,163)	(125,782)	(65,861)
Net loss on extinguishment of debt	(13,581)	(22)	(2,711)
Net gain on change in control of interests	8,612	22,250	—
Equity in losses of equity method investment in real estate, net	(5,575)	(35,026)	(1,018)
Other income (expense)	(501)	954	253
Bargain purchase gain	—	78,696	—
(Loss) income before income taxes	(83,439)	(375,206)	2,421
(Provision for) benefit from income taxes	(3,553)	7,930	(3,152)
Net Loss	(86,992)	(367,276)	(731)
Loss (Income) attributable to noncontrolling interests	4,221	17,148	(10,167)
Net Loss Attributable to the Company	(82,771)	(350,128)	(10,898)
Preferred dividends	—	(1,742)	—
Net Loss Attributable to Common Stockholders	$(82,771)	$(351,870)	$(10,898)
Class A Common Stock
Net loss attributable to Common Stockholders	$(60,659)	$(274,928)	$(10,898)
Basic and diluted weighted-average shares outstanding	167,609,507	157,288,346	128,978,410
Basic and diluted loss per share	$(0.36)	$(1.73)	$(0.08)
Class T Common Stock
Net loss attributable to Common Stockholders	$(22,112)	$(76,942)	$—
Basic and diluted weighted-average shares outstanding	61,096,711	43,957,081	—
Basic and diluted loss per share	$(0.36)	$(1.74)	$—
See Notes to Consolidated Financial Statements.
                     WLT 2021 10-K – 46

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net Loss	$(86,992)	$(367,276)	$(731)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	875	(532)	130
Comprehensive Loss	(86,117)	(367,808)	(601)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	4,221	17,148	(10,167)
Unrealized gain on derivative instruments	(22)	(20)	(16)
Comprehensive loss (income) attributable to noncontrolling interests	4,199	17,128	(10,183)
Comprehensive Loss Attributable to Common Stockholders	$(81,918)	$(350,680)	$(10,784)

See Notes to Consolidated Financial Statements.

                     WLT 2021 10-K – 47

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	167,441,281	$167	61,102,438	$61	$1,655,554	$(911,863)	$(724)	$743,195	$43,221	$786,416
Net loss						(82,771)		(82,771)	(4,221)	(86,992)
Shares issued under share incentive plans	140,721	1			2,068			2,069		2,069
Stock-based compensation to directors	108,892	—			600			600		600
Contributions from noncontrolling interests								—	376	376
Distributions to noncontrolling interests								—	(7,107)	(7,107)
Purchase of membership interest from noncontrolling interest					(15,683)		19	(15,664)	(8,266)	(23,930)
Other comprehensive income							853	853	22	875
Repurchase of shares	(1,730)	—	(6,665)	—	(44)			(44)		(44)
Balance at December 31, 2021	167,689,164	$168	61,095,773	$61	$1,642,495	$(994,634)	$148	$648,238	$24,025	$672,263

Balance at January 1, 2020	130,083,865	$130	—	$—	$1,209,691	$(562,747)	$(172)	$646,902	$50,977	$697,879
Net loss						(350,128)		(350,128)	(17,148)	(367,276)
Shares issued to affiliates	417,261	—			4761			4,761		4,761
Redemption of special general partnership interest	2,840,549	3			(65,464)			(65,461)	12,861	(52,600)
Merger consideration	94,480,247	95			496,485			496,580	(34,571)	462,009
Merger recapitalization	(61,175,258)	(61)	61,175,258	61	—			—		—
Shares issued, net of offering costs	925,762	1			10,514			10,515		10,515
Shares issued under share incentive plans	63,490	—			1,276			1,276		1,276
Stock-based compensation to directors	35,110	—			240			240		240
Contributions from noncontrolling interests								—	725	725
Issuance of warrants								—	30,357	30,357
Fair value adjustment on reclassification of Series A Preferred Stock						2,754		2,754		2,754
Preferred dividends						(1,742)		(1,742)		(1,742)
Other comprehensive (loss) income							(552)	(552)	20	(532)
Repurchase of shares	(229,745)	(1)	(72,820)	—	(1,949)			(1,950)		(1,950)
Balance at December 31, 2020	167,441,281	$167	61,102,438	$61	$1,655,554	$(911,863)	$(724)	$743,195	$43,221	$786,416

(Continued)

                     WLT 2021 10-K – 48

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	127,144,688	$127	—	$—	$1,174,900	$(471,130)	$(286)	$703,611	$53,771	$757,382
Net (loss) income						(10,898)		(10,898)	10,167	(731)
Shares issued, net of offering costs	3,760,578	4			42,898			42,902		42,902
Shares issued to affiliates	1,236,528	1			14,114			14,115		14,115
Contributions from noncontrolling interests								—	175	175
Distributions to noncontrolling interests								—	(13,152)	(13,152)
Shares issued under share incentive plans	22,742	—			370			370		370
Stock-based compensation to directors	18,400	—			210			210		210
Distributions declared ($0.6260 and $0.0000 per share to Class A and Class T, respectively)						(80,719)		(80,719)		(80,719)
Other comprehensive income							114	114	16	130
Repurchase of shares	(2,099,071)	(2)			(22,801)			(22,803)		(22,803)
Balance at December 31, 2019	130,083,865	$130	—	$—	$1,209,691	$(562,747)	$(172)	$646,902	$50,977	$697,879

See Notes to Consolidated Financial Statements.
                     WLT 2021 10-K – 49

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows — Operating Activities
Net loss	$(86,992)	$(367,276)	$(731)
Adjustments to net loss:
Depreciation and amortization	117,434	114,490	76,621
Net gain on sale of real estate	(108,216)	(2,738)	(30,918)
Amortization of fair value adjustments, deferred financing costs and other	41,707	30,229	3,237
Net loss on extinguishment of debt	13,581	22	2,711
Net gain on change in control of interests	(8,612)	(22,250)	—
Equity in losses of equity method investments in real estate, net	5,575	35,026	1,018
Amortization of stock-based compensation	3,286	1,816	705
(Gain) loss on property-related insurance claims	(1,571)	(2,520)	372
Business interruption income	(545)	(942)	(4,338)
Impairment charges	—	120,220	—
Bargain purchase gain	—	(78,696)	—
Asset management fees to affiliates settled in shares	—	3,656	14,052
Net changes in other assets and liabilities	20,647	8,538	8,822
Net decrease in operating lease right-of-use assets	5,405	4,887	6,688
Funding of remediation work due to property damage	(3,852)	(1,025)	(9,234)
Insurance proceeds for remediation work due to property damage	2,638	2,907	3,106
Net increase in operating lease liabilities	1,244	1,064	1,335
(Repayment) receipt of key money and other deferred incentive payments	(748)	715	500
Business interruption insurance proceeds	545	942	4,338
Decrease in due to related parties and affiliates	(269)	(3,086)	(3,540)
Distributions of earnings from equity method investments	—	—	3,442
Net Cash Provided by (Used in) Operating Activities	1,257	(154,021)	78,186
Cash Flows — Investing Activities
Proceeds from sale of real estate investments	438,419	89,398	185,990
Capital expenditures	(28,739)	(23,951)	(37,227)
Property insurance proceeds	3,785	4,239	12,802
Cash and restricted cash acquired with acquisition of remaining interest in Hyatt French Quarter Venture	2,901	—	—
Acquisition of remaining interest in Hyatt French Quarter Venture	(2,098)	—	—
Distributions from equity investments in excess of cumulative equity income	1,751	—	11,804
Capital contributions to equity investments in real estate	(1,039)	(6,620)	(3,835)
Cash and restricted cash acquired in the Merger	—	109,475	—
Payment of Watermark commitment fee	—	(1,151)	(2,950)
Repayments of loan receivable	—	58	232
Net Cash Provided by Investing Activities	414,980	171,448	166,816
Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(469,053)	(142,433)	(207,103)
Proceeds from mortgage financing	195,376	81,308	86,805
Purchase of membership interest from noncontrolling interest	(23,930)	—	—
Distributions to noncontrolling interests	(7,107)	—	(13,152)
Debt extinguishment costs	(6,765)	(1)	(1,884)
Deferred financing costs	(6,364)	(15,169)	(3,447)
Payment of distribution and shareholder servicing fee	(798)	(3,406)	—
Other financing activities, net	(538)	188	(247)
Repurchase of shares	(44)	(1,950)	(22,806)
Proceeds from issuance of mandatorily redeemable preferred stock and warrants	—	200,000	—
Distributions paid	—	(20,357)	(80,260)
Net proceeds from issuance of shares	—	10,553	42,903
Repayment of WPC Credit Facility	—	—	(46,637)
Proceeds from WPC Credit Facility	—	—	5,000
Net Cash (Used in) Provided by Financing Activities	(319,223)	108,733	(240,828)
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Net increase in cash and cash equivalents and restricted cash	97,014	126,160	4,174
Cash and cash equivalents and restricted cash, beginning of year	251,464	125,304	121,130
Cash and cash equivalents and restricted cash, end of year	$348,478	$251,464	$125,304
                     WLT 2021 10-K – 50

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information (in thousands):

	Years Ended December 31,
	2021	2020	2019
Interest paid, net of amounts capitalized	$108,938	$67,579	$65,235
Income taxes paid	$4,290	$1,933	$4,568

See Notes to Consolidated Financial Statements.

                     WLT 2021 10-K – 51

WATERMARK LODGING TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Organization

Watermark Lodging Trust, Inc. (“WLT” or the “Company”), is a self-managed, publicly owned, non-traded real estate investment trust (“REIT”) that, together with its consolidated subsidiaries, invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States.

Substantially all of our assets and liabilities are held by, and all of our operations are conducted through CWI 2 OP, LP (the “Operating Partnership”) and we are a general partner and a limited partner of, and owned a 99.0% capital interest in, the Operating Partnership, as of December 31, 2021. Watermark Capital Partners, LLC (“Watermark Capital”), which is 100% owned by Mr. Michael G. Medzigian, our Chief Executive Officer, held the remaining 1.0% in the Operating Partnership as of December 31, 2021.

On April 13, 2020, a direct, wholly-owned subsidiary (“Merger Sub”) of Carey Watermark Investors 2 Incorporated (“CWI 2”) merged with and into Carey Watermark Investors Incorporated (“CWI 1”) in an all-stock transaction in which the former stockholders of CWI 1 became stockholders of CWI 2 (the “Merger”). After giving effect to the Merger, CWI 1 became a wholly owned subsidiary of CWI 2 and CWI 2 changed its name to WLT. Concurrently with the closing of the Merger, CWI 2 completed an internalization transaction through which it became self-managed.

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

We held ownership interests in 25 hotels as of December 31, 2021, including 24 hotels that we consolidated (“Consolidated Hotels”) and one hotel that we recorded as an equity investment (“Unconsolidated Hotel”).

COVID-19, Management’s Plans and Liquidity

The novel coronavirus (“COVID-19”) pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows and will continue to do so for the reasonably foreseeable future. As of March 28, 2022, all of our hotels are open but many are operating at significantly reduced levels of occupancy and staffing. Although results improved relative to 2020, we cannot estimate with certainty when travel demand will fully recover or how new variants of COVID-19 could impact recovery. We have generally seen improving demand at our properties as government-imposed restrictions and limitations on travel and large gatherings have loosened and as the vaccines have become more widely available. We expect the recovery to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. Governmental and business efforts to encourage or mandate vaccinations, and public adoption rates of vaccines, impact the recovery from the COVID-19 pandemic and may have disruptive effects on certain segments of the labor market. Individual ability or desire to travel and corporate travel policies will continue to be impacted by the COVID-19 pandemic and affect the recovery of our properties. The ultimate severity and duration of the COVID-19 pandemic and its effects, and the emergence of variants, are uncertain, including whether COVID-19 will become endemic or cyclical in nature. Given these uncertainties, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

As of December 31, 2021, we had cash and cash equivalents of $249.5 million. As of December 31, 2021, the mortgage loans for our Consolidated Hotels had an aggregate principal balance totaling $2.0 billion outstanding, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $17.0 million for items such as property taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. We have continued to work with our lenders to address loans with near-term mortgage maturities and during the year ended December 31, 2021, have refinanced or extended the maturity date of 11 Consolidated Hotel mortgage loans, aggregating $1.0 billion of indebtedness. Of the $2.0 billion aggregate principal balance indebtedness outstanding as of
                     WLT 2021 10-K – 52

Notes to Consolidated Financial Statements
December 31, 2021, approximately $1.2 billion is scheduled to mature during the 12 months after the date of this Report, which included a total of $121.7 million that has been refinanced subsequent to December 31, 2021 (Note 16). If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender.

Our primary cash uses through December 31, 2022 are expected to be payment of debt service, costs associated with the refinancing or restructuring of indebtedness, funding corporate and hotel level operations, payment of real estate taxes and insurance, payment of preferred stock dividends and redemption of the Series A Preferred Stock, as defined in Note 14. Our primary capital sources to meet such uses are expected to be funds generated by hotel operations, cash on hand and proceeds from additional asset sales.

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

See Note 3 for the valuation methodologies, inputs, and assumptions used to estimate the fair value of the assets acquired, the liabilities assumed, and the noncontrolling interests acquired in the Merger (as defined in Note 3). See Note 4 for the valuation methodologies, inputs, and assumptions used to estimate the fair value of the assets acquired and the liabilities assumed in the acquisition of the remaining 20% interest in the Hyatt Centric French Quarter Venture.

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

                     WLT 2021 10-K – 53

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

Other Accounting Policies

Basis of Presentation and Consolidation — The consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

                     WLT 2021 10-K – 54

Notes to Consolidated Financial Statements
As of December 31, 2021 and 2020, we considered one and three entities to be VIEs, all of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2021	2020
Net investments in hotels	$264,984	$461,142
Intangible assets, net	28,819	36,234
Total assets	315,088	520,833

Non-recourse debt, net	$178,029	$327,597
Total liabilities	201,557	354,193

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

	December 31,
	2021	2020	2019
Cash and cash equivalents	$249,478	$160,383	$70,605
Restricted cash	99,000	$91,081	54,699
Total cash and cash equivalents and restricted cash	$348,478	$251,464	$125,304

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

Other Assets and Liabilities — Other assets consists primarily of prepaid expenses, costs related to the internalization of Watermark Capital representing goodwill as of December 31, 2021 (Note 15) and hotel inventories in the consolidated financial statements. Other liabilities, which are included in Accounts payable, accrued expenses and other liabilities, consists primarily
                     WLT 2021 10-K – 55

Notes to Consolidated Financial Statements
of unamortized key money, hotel advance deposits, sales and use and occupancy taxes payable, deferred tax liabilities and accrued income taxes.

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

Leases — Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our variable lease payments may consist of payments based on a percentage of revenue and increases as a result of Consumer Price Index or other comparable indices. Lease expense for operating lease payments is recognized on a straight-line basis over the term of the lease.

The implicit rate within our operating leases is generally not determinable and, as a result, we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using estimated baseline mortgage rates. These baseline rates are determined based on a review of current mortgage debt market activity for benchmark securities utilizing a yield curve. The rates are then adjusted for various factors, including level of collateralization and lease term.

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
                     WLT 2021 10-K – 56

Notes to Consolidated Financial Statements
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

Income Taxes — We elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT.

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

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation and timing differences of certain income and expense recognitions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors (Note 13).

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes as described in Note 13). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

                     WLT 2021 10-K – 57

Notes to Consolidated Financial Statements
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

Loss (Income) Attributable to Noncontrolling Interests — Earnings attributable to noncontrolling interests are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

Loss Per Share — Loss per share, as presented, represents both basic and diluted per-share amounts for all periods presented in the consolidated financial statements. We calculate loss per share using the two-class method to reflect the different classes of our outstanding common stock. Loss per basic share of common stock is calculated by dividing Net loss attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net loss attributable to common stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the years ended December 31, 2021, 2020 and 2019, as applicable.

Note 3. Merger of CWI 1 and CWI 2

On April 13, 2020, Merger Sub merged, with and into CWI 1, in an all-stock transaction to create WLT. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of October 22, 2019 (as amended, the “Merger Agreement”), by and among CWI 2, CWI 1 and Merger Sub.

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

                     WLT 2021 10-K – 58

Notes to Consolidated Financial Statements
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
		4,420
___________
(a)Upon closing of the Merger, the Company owned 100% of this hotel.
(b)Upon closing of the Merger, the Company owned 66.7% of this hotel.

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

                     WLT 2021 10-K – 59

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

                     WLT 2021 10-K – 60

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

Transaction costs incurred in connection with the Merger and related transactions included legal, accounting, financial advisory and other transaction costs. These costs were expensed as incurred in the consolidated statements of operations.

(Dollars in thousands)

	Years Ended December 31,
	2020	2019
Transaction costs	$18,448	$2,783

                     WLT 2021 10-K – 61

Notes to Consolidated Financial Statements
Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	December 31,
	2021	2020
Buildings	$2,002,614	$2,289,031
Land	574,648	627,296
Building and site improvements	187,019	194,162
Furniture, fixtures and equipment	166,316	193,517
Construction in progress	26,332	11,786
Hotels, at cost	2,956,929	3,315,792
Less: Accumulated depreciation	(383,337)	(356,328)
Net investments in hotels	$2,573,592	$2,959,464

During the years ended December 31, 2021 and 2020, we retired fully depreciated furniture, fixtures and equipment aggregating $22.6 million and $24.9 million, respectively, and recorded net write-offs of fixed assets resulting from property damage insurance claims of $8.5 million and $5.5 million, respectively.

Depreciation expense was $114.4 million, $111.8 million and $75.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

                     WLT 2021 10-K – 62

Notes to Consolidated Financial Statements
As of December 31, 2021, 2020 and 2019, accrued capital expenditures were $1.0 million, $0.5 million and $2.5 million, respectively, representing non-cash investing activity.

2021 Hotel Acquisition

On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party for $2.1 million, which includes real estate and other hotel assets, net of assumed liabilities with a fair value totaling $11.3 million, as detailed in the table that follows, bringing our ownership interest to 100%. We also refinanced the $29.7 million non-recourse mortgage loan on the property (Note 9). Subsequent to the acquisition, we consolidated our real estate interest in the hotel. We previously accounted for our interest in this venture under the equity method of accounting. Due to the change in control of this investment, we recorded a net gain on change in control of interest of $8.6 million, reflecting the difference between our carrying value and the preliminary estimated fair value of our previously held equity investment on April 6, 2021. This acquisition was accounted for as a business combination in accordance with authoritative accounting guidance. We allocated the fair value of the hotel at acquisition based on the estimated fair value of the assets acquired and the liabilities assumed.

The following tables present a summary of assets acquired and liabilities assumed in this business combination, at the date of acquisition; as well as and revenues and earnings thereon, from the date of acquisition through December 31, 2021 (in thousands):

Purchase Price Allocation

Assets acquired at fair value:
Net investment in hotel	$39,500
Operating lease right-of-use assets	9,302
Cash and cash equivalents	529
Intangible assets	500
Restricted cash	2,372
Accounts receivable, net	967
Other assets	1,292
Total Assets	54,462
Liabilities assumed at fair value:
Non-recourse debt, net	(29,698)
Accounts payable, accrued expenses and other liabilities	(4,177)
Operating lease liabilities	(9,302)
Total Liabilities	(43,177)
Total Identifiable Net Assets acquired at fair value	11,285
Fair value of WLT’s equity interest in jointly-owned investment prior to acquisition	(9,187)
Total cash consideration	$2,098

From April 6, 2021 through December 31, 2021
Revenues	$6,116
Net loss	$(3,936)

The Company used the following valuation methodologies, inputs, and assumptions to estimate the fair value of the assets acquired, the liabilities assumed, and the noncontrolling interests acquired:

Net investments in hotel — The Company estimated the fair values of the land, building and site improvement, and furniture, fixtures, and equipment at the hotel property by using a combination of the income capitalization and sales comparison approaches. These valuation methodologies are based on significant Level 3 inputs in the fair value hierarchy, such as capitalization rates, discount rates, and net operating income at the respective hotel properties, including estimates of future income growth.
                     WLT 2021 10-K – 63

Notes to Consolidated Financial Statements

Non-recourse debt — We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate, which are Level 3 inputs in the fair value hierarchy.

Leases — The estimated fair value of operating lease ROU assets and lease liabilities was based on the present value of lease payments over the lease term at the date of acquisition. We used our incremental borrowing rate at the date of acquisition to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determined our incremental borrowing rate for each lease using estimated baseline mortgage rates. These baseline rates are determined based on a review of current mortgage debt market activity for benchmark securities utilizing a yield curve. The rates are then adjusted for various factors, including level of collateralization and lease term.

Cash and cash equivalents, restricted cash, accounts receivable, net, other assets and accounts payable, accrued expenses and other liabilities —The carrying amounts of the assets acquired, the liabilities assumed, and the equity interests acquired approximate fair value because of their short term maturities.

2021 Property Dispositions

On May 5, 2021, the Sheraton Austin Hotel at the Capitol Venture sold the Sheraton Austin Hotel at the Capitol to an unaffiliated third-party. The venture received net proceeds of approximately $36.4 million from the sale after the repayment of the related mortgage loan. We previously owned an 80% controlling interest in the venture and consolidated our real estate interest in the hotel. During the year ended December 31, 2021, we recognized a gain on sale of $18.1 million and a loss on extinguishment of debt of $0.7 million in connection with this transaction.

On July 7, 2021, we sold our 100% ownership interest in the Courtyard Pittsburgh Shadyside to an unaffiliated third-party and received net proceeds after the repayment of the related mortgage loan of approximately $3.2 million. During the year ended December 31, 2021, we recognized a gain on sale of $5.2 million and a loss on extinguishment of debt of $1.1 million in connection with this transaction.

On October 19, 2021, we sold our 100% ownership interest in the Westin Minneapolis to an unaffiliated third-party and received net proceeds after the repayment of the related mortgage loan of approximately $8.7 million. During the year ended December 31, 2021, we recognized a gain on sale of $18.5 million and a loss on extinguishment of debt of $0.7 million in connection with this transaction.

On December 16, 2021, we sold our 100% ownership interest in the Hilton Garden Inn/Homewood Suites Atlanta Midtown, Hyatt Place Austin Downtown and Courtyard Nashville Downtown to an unaffiliated third-party and received net proceeds after the repayment of the related mortgage loans of approximately $127.8 million. During the year ended December 31, 2021, we recognized a gain on sale of $66.4 million and a loss on extinguishment of debt of $6.3 million in connection with this transaction.
                     WLT 2021 10-K – 64

Notes to Consolidated Financial Statements

2020 Property Dispositions

On June 8, 2020, we sold our 100% ownership interest in the Hutton Hotel Nashville to an unaffiliated third party and received net proceeds after the repayment of the related mortgage loan of approximately $26.8 million. We recognized a loss on sale of $0.5 million during the year ended December 31, 2020 in connection with this transaction.

On August 27, 2020, the Lake Arrowhead Resort and Spa Venture sold the Lake Arrowhead Resort and Spa to an unaffiliated third party and received net proceeds after the repayment of the related mortgage loan of approximately $8.0 million. We owned a 97.35% controlling ownership interest in the venture. We recognized a gain on sale of $3.2 million during the year ended December 31, 2020 in connection with this transaction.

Impairments

As a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on our hotel operations, we reviewed all of our hotel properties for impairment and recognized impairment charges during the year ended December 31, 2020 totaling $120.2 million on six Consolidated Hotels with an aggregate fair value measurement of $266.6 million before impairment charges in order to reduce the carrying value of the properties to their estimated fair values. For five of the hotel properties, the fair value measurements were determined using a future net cash flow analysis, discounted for the inherent risk associated with each investment and for one property, the fair value measurement approximated its estimated selling price. No impairments were recognized during the years ended December 31, 2021 and 2019.

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

	Years Ended December 31,
	2021	2020	2019
Pro forma total revenues	$657,194	$373,071	$1,061,517

Pro forma net (loss) income	$(95,829)	$(450,464)	$62,039
Pro forma net (loss) income attributable to Common Stockholders	$(91,608)	$(429,607)	$59,120

Pro forma (loss) income per Class A share:
Net (loss) income attributable to Common Stockholders	$(67,136)	$(314,636)	$43,657
Basic and diluted pro forma weighted-average shares outstanding	167,609,507	167,566,465	166,464,081
Basic and diluted pro forma (loss) income per share	$(0.40)	$(1.88)	$0.26

Pro forma (loss) income per Class T share:
Net (loss) income attributable to Common Stockholders	$(24,472)	$(114,971)	$15,463
Basic and diluted pro forma weighted-average shares outstanding	61,096,711	61,173,069	60,499,745
Basic and diluted pro forma (loss) income per share	$(0.40)	$(1.88)	$0.26

Pro forma net (loss) income attributable to Common Stockholders reflects the following income and expenses related to the Merger as if the Merger had taken place on January 1, 2019: (i) bargain purchase gain of $78.7 million, (ii) transaction costs of $27.5 million through December 31, 2020 and (iii) net gain on change in control of interests of $22.3 million and the following income and expenses related to the acquisition of the remaining interest in the Hyatt Centric French Quarter Venture as if it had taken place on January 1, 2020: (i) gain on change in control of interests of $8.6 million.

                     WLT 2021 10-K – 65

Notes to Consolidated Financial Statements
Note 5. Equity Investments in Real Estate

As of December 31, 2021, we owned an equity interest in one Unconsolidated Hotel with an unrelated third party. We did not control the venture that owns this hotel, but we exercised significant influence over it. We accounted for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our former advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at December 31,
					2021	2020
Ritz-Carlton Philadelphia Venture (a)	PA	301	60.0%	Full-service	$12,705	$18,157
Hyatt Centric French Quarter Venture (b)	LA	254	80.0%	Full-service	—	482
		555			$12,705	$18,639
___________
(a)We contributed $1.0 million to this investment during the year ended December 31, 2021. During the year ended December 31, 2021, we also received distributions totaling $1.8 million representing a return of previous capital contributions.
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

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the HLBV model, as well as amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

Unconsolidated Hotels	Years Ended December 31,
	2021	2020	2019
Ritz-Carlton Philadelphia Venture	$(4,718)	$(13,038)	$(513)
Hyatt Centric French Quarter Venture (a)	(857)	(962)	1,137
Ritz-Carlton Bacara, Santa Barbara Venture (b) (c)	—	(20,968)	(3,947)
Marriott Sawgrass Golf Resort & Spa Venture (b)	—	(58)	2,305
Total equity in losses of equity method investments in real estate, net	$(5,575)	$(35,026)	$(1,018)
___________
(a) On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party. Upon completion of the acquisition, the Company consolidates its 100% interest in this hotel and consolidates its real estate interest in this hotel therefore these amounts represent the equity in (losses) earnings for the respective periods prior to the acquisition. (Note 4).
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
                     WLT 2021 10-K – 66

Notes to Consolidated Financial Statements

No other-than-temporary impairment charges were recognized during the years ended December, 31, 2021 or December 31, 2019.

As of December 31, 2021 and 2020, the unamortized basis differences on our equity investments were $1.5 million and $2.1 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.2 million, $0.2 million and $0.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.

The following tables present combined summarized financial information of our equity method investment entities. Summarized financial information provided represents the total amounts attributable to the investment and does not represent our proportionate share (in thousands):

	December 31,
	2021	2020
Real estate, net	$77,164	$111,405
Other assets	5,596	12,467
Total assets	82,760	123,872
Debt	63,916	94,105
Other liabilities	7,347	21,723
Total liabilities	71,263	115,828
Members’ equity	$11,497	$8,044

	Years Ended December 31,
	2021	2020	2019
Revenues	$22,834	$19,444	$201,570
Expenses	29,571	37,227	207,987
Net loss attributable to equity method investments	$(6,737)	$(17,783)	$(6,417)

Note 6. Intangible Assets

Intangible assets are summarized as follows (dollars in thousands):

		December 31, 2021			December 31, 2020
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 - 55	$72,400	$(11,037)	$61,363	$72,400	$(9,529)	$62,871
Trade name	8	9,400	(2,024)	7,376	9,400	(844)	8,556
Other intangible assets	5 - 17	1,013	(288)	725	1,633	(775)	858
Total intangible assets, net		$82,813	$(13,349)	$69,464	$83,433	$(11,148)	$72,285

Net amortization of intangibles was $3.0 million, $2.7 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of intangibles is included in Depreciation and amortization in the consolidated financial statements.

                     WLT 2021 10-K – 67

Notes to Consolidated Financial Statements
Based on the intangible assets recorded as of December 31, 2021, scheduled annual amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2022	$2,811
2023	2,808
2024	2,808
2025	2,726
2026	2,709
Thereafter	55,602
Total	$69,464

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the years ended December 31, 2021 or 2020. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $2.0 billion and $2.2 billion as of December 31, 2021 and 2020, respectively, and an estimated fair value of $2.0 billion and $2.2 billion as of December 31, 2021 and 2020, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

Our Series A and Series B preferred stock, which we have classified as Level 3, had carrying values of $55.1 million and $201.7 million as of December 31, 2021, respectively, and $52.0 million and $162.1 million, respectively, as of December 31, 2020, respectively, and estimated fair values of $65.0 million and $247.0 million as of December 31, 2021, respectively, and $54.2 million and $194.9 million, respectively, as of December 31, 2020. We determined the estimated fair value using a discounted cash flow analysis of the interest and anticipated redemption payments associated with the preferred stock.

                     WLT 2021 10-K – 68

Notes to Consolidated Financial Statements
We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both December 31, 2021 and 2020.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We estimated the fair values of our long-lived real estate and related intangible assets either using Level 3 inputs or the selling price of a hotel property based upon an executed purchase and sales agreement, using a combination of the income capitalization and sales comparison approaches, specifically utilizing a discounted cash flow analysis and recent comparable sales transactions. The estimate of the fair value of the assets acquired in the Merger, as discussed in Note 3 and the evaluation of the assets for potential impairment, as discussed below, required our management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (i) capitalization rate; (ii) discount rate; (iii) net operating income; and (iv) number of years the property will be held or benefit realized. There are inherent uncertainties in making these estimates, including the impact of the COVID-19 pandemic. For our estimate of the fair value of the assets acquired in the Merger and impairment tests for our long-lived real estate and related intangible assets during the year ended December 31, 2020, we used discount rates ranging from 7.0% to 10.5%, with a weighted-average rate of 8.4%, and capitalization rates ranging from 5.0% to 8.5%, with a weighted-average rate of 6.5%.

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. See Note 4 and Note 5 for a description of impairment charges recognized during the year ended December 31, 2020. No impairments were recognized during the years ended December 31, 2021 or 2019.

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

                     WLT 2021 10-K – 69

Notes to Consolidated Financial Statements
The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at December 31,		Liability Derivatives Fair Value at December 31,
	Balance Sheet Location	2021	2020	2021	2020
Interest rate caps	Other assets	$381	$9	$—	$—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(2,023)	(5,080)
		$381	$9	$(2,023)	$(5,080)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both December 31, 2021 and 2020, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized income of $0.2 million and unrealized losses of $1.0 million and $0.2 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swaps and caps during the years ended December 31, 2021, 2020, and 2019, respectively.

We reclassified $0.7 million, $0.4 million, and $0.3 million from Other comprehensive income (loss) on derivatives into Interest expense during the years ended December 31, 2021, 2020 and 2019, respectively.

Amounts reported in Other comprehensive income (loss) related to our interest rate swaps and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. As of December 31, 2021, we estimated that $0.1 million will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels as of December 31, 2021 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	December 31, 2021
Interest rate swaps	2	$185,295	$(2,023)
Interest rate caps	10	627,955	381
			$(1,642)

Credit Risk-Related Contingent Features

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of December 31, 2021, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.3 million and $5.3 million as of December 31, 2021 and 2020, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these
                     WLT 2021 10-K – 70

Notes to Consolidated Financial Statements
provisions as of December 31, 2021 or 2020, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.3 million and $5.6 million, respectively.

Note 9. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at December 31,
	Interest Rate Range	Current Maturity Date Range (a)	2021	2020
Fixed rate	3.8% – 4.9%	06/21(b) – 08/23	$951,318	$1,286,839
Variable rate (c)	2.3%– 9.0%	03/22 – 12/24	1,007,423	883,063
			$1,958,741	$2,169,902
___________
(a)Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.
(b)See discussion below on the Courtyard Times Square West mortgage loan, which matured on June 1, 2021.
(c)The interest rate range presented for these mortgage loans reflect the rates in effect as of December 31, 2021 through the use of an interest rate swap or cap, when applicable.

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. As of December 31, 2021, we have effectively entered into cash management agreements with the lenders on 18 of our 24 Consolidated Hotel mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses.

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

On May 7, 2021, we refinanced the Ritz-Carlton Fort Lauderdale $47.0 million senior mortgage loan and the $28.3 million mezzanine loan with new mortgage loans of up to $61.1 million for the senior mortgage loan and up to $16.9 million for the mezzanine loan, with an aggregate $76.0 million funded at closing, comprised of $59.5 million for the senior mortgage loan and $16.5 million for the mezzanine loan. The loans have a maturity date of June 1, 2024, with two one-year extension options, subject to certain conditions. We recognized a loss on extinguishment of debt of $0.1 million during the year ended December 31, 2021.

On June 8, 2021, we refinanced the Seattle Marriott Bellevue $96.1 million non-recourse mortgage loan with a new mortgage loan of $104.8 million with a floating annual interest rate that is subject to an interest rate cap and a maturity date of June 8,
                     WLT 2021 10-K – 71

Notes to Consolidated Financial Statements
2024, with two one-year extension options, subject to certain conditions. We recognized a loss on extinguishment of debt of $4.8 million during the year ended December 31, 2021.

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

On November 10, 2021, we refinanced the $140.9 million Ritz Carlton San Francisco mortgage loan with a $149.2 million mortgage loan. The loan has a maturity date of November 1, 2024, with two one-year extension options, subject to certain conditions. This refinancing was accounted for as a loan modification and no gain or loss was recognized.

Financing Activity During 2020

During the fourth quarter of 2020, we refinanced the $43.6 million Le Meridien Dallas, The Stoneleigh non-recourse mortgage loan with a new mortgage loan totaling $47.0 million. The loan has a floating annual interest rate, subject to an interest rate cap, and a maturity date of October 1, 2023, with one one-year extension option, which is subject to certain conditions. We recognized a loss on extinguishment of debt of less than $0.1 million on this refinancing.

During the fourth quarter of 2020, we also refinanced the $27.3 million Sanderling Resort and Spa non-recourse mortgage loan with a new mortgage loan totaling $30.8 million. The loan has a floating annual interest rate, subject to an interest rate cap, and a maturity date of November 1, 2023, with two one-year extension options, which are subject to certain conditions. We recognized a loss on extinguishment of debt of less than $0.1 million on this refinancing.

Courtyard Times Square West

The $58.6 million outstanding mortgage loan on Courtyard Times Square West matured on June 1, 2021 and we have not paid off the outstanding principal balance. The loan does not have any cross-default provisions with our other mortgage obligations. We are currently in the process of exploring various options as it relates to this asset, including but not limited to, surrendering the property back to the lender.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2021 are as follows (in thousands):

Years Ending December 31,	Total
2022	$1,117,973
2023	531,889
2024	329,910
2025	—
2026	—
Total principal payments	1,979,772
Unamortized debt discount	(13,411)
Unamortized deferred financing costs	(7,620)
Total	$1,958,741

Note 10. Commitments and Contingencies

As of December 31, 2021, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an
                     WLT 2021 10-K – 72

Notes to Consolidated Financial Statements
indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of December 31, 2021, our hotel properties were operated pursuant to long-term management agreements with nine different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. 11 of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 4.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $20.3 million, $6.4 million and $16.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Franchise Agreements

11 of our hotel properties operated under franchise or license agreements with national brands that are separate from our management agreements. As of December 31, 2021, we had eight franchise agreements with Marriott-owned brands, one with Hilton-owned brands, one with InterContinental Hotels-owned brands and one with a Hyatt-owned brand related to our hotels. Our typical franchise agreement provides for a term of 15 to 25 years. Three of our hotels are not operated with a hotel brand so the hotels do not have franchise agreements. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $8.7 million, $4.7 million and $16.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2021 and 2020, $58.7 million and $51.0 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and had used a portion of the available restricted cash reserves to cover operating costs at our properties, of which $1.3 million is subject to replenishment requirements as of December 31, 2021.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. As of December 31, 2021, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts as of December 31, 2021 totaled $39.1 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources or other sources of available capital, including cash flow from operations.

                     WLT 2021 10-K – 73

Notes to Consolidated Financial Statements
Leases

Lease Obligations

We recognize an operating ROU asset and a corresponding lease liability for ground lease arrangements, hotel parking leases and various hotel equipment leases for which we are the lessee. Our leases have remaining lease terms ranging from less than one year to 89 years (excluding extension options not reasonably certain of being exercised).

Lease Cost

Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Years Ended December 31,
	2021	2020
Fixed lease cost	$13,307	$11,911
Variable lease cost (a)	416	125
Total lease cost	$13,723	$12,036
___________
(a)Our variable lease payments consist of payments based on a percentage of revenue.

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

	December 31,
	2021	2020
Operating lease ROU assets	$43,671	$40,729
Operating lease liabilities	83,089	$74,633

Weighted-average remaining lease term	66.7 years	67.0 years
Weighted-average discount rate	9.6%	9.1%

Cash paid for operating lease liabilities included in Net cash provided by (used in) operating activities totaled $6.8 million and $6.0 million for the years ended December 31, 2021 and 2020, respectively.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet as of December 31, 2021 is as follows (in thousands):

Years Ending December 31,	Total
2022	$6,949
2023	6,391
2024	6,233
2025	6,324
2026	6,474
Thereafter through 2110	1,068,232
Total lease payments	1,100,603
Less: amount of lease payments representing interest	(1,017,514)
Present value of future lease payments/lease obligations	$83,089

                     WLT 2021 10-K – 74

Notes to Consolidated Financial Statements
Note 11. Loss Per Share and Equity

Loss Per Share

The computation of basic and diluted loss per share is as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2021	2020	2019
Net loss attributable to the Company	$(82,771)	$(350,128)	$(10,898)
Preferred dividends	—	(1,742)	—
Fair value adjustment on reclassification of Series A Preferred Stock	—	2,754	—
Net loss attributable to Common Stockholders including amounts attributable to fair value adjustment	$(82,771)	$(349,116)	$(10,898)

	Year Ended December 31, 2021
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	167,609,507	$(60,659)	$(0.36)
Class T common stock	61,096,711	(22,112)	(0.36)
Net loss attributable to Common Stockholders		$(82,771)

	Year Ended December 31, 2020
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock (a)	157,288,346	$(272,776)	$(1.73)
Class T common stock	43,957,081	(76,340)	(1.74)
Net loss attributable to Common Stockholders including amounts attributable to fair value adjustment		$(349,116)

	Year Ended December 31, 2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock (a)	128,978,410	$(10,898)	$(0.08)
Class T common stock	—	$—	—
Net loss attributable to Common Stockholders		$(10,898)
___________
(a)For purposes of determining the weighted-average number of shares of Class A common stock outstanding and loss per share, amounts for the periods prior to the Merger have been adjusted to give effect to the exchange ratio of 0.9106 (Note 3).

The allocation of Net loss attributable to common stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period. The allocation for the Class A common stock excludes the accretion of interest on the distribution and shareholder servicing fee of $0.1 million for the year ended December 31, 2020 since this fee is only applicable to holders of Class T common stock. No such fees were incurred for the years ended December 31, 2021 or December 31, 2019.

The distribution and shareholder servicing fee was 1.0% of the estimated net asset value of our Class T common stock; it accrued daily and was payable quarterly in arrears. We ceased incurring the distribution and shareholder servicing fee during the fourth quarter of 2020, at which time the total underwriting compensation paid in respect of the offering reached 10.0% of the gross offering proceeds. We paid distribution and shareholder servicing fees to selected dealers of $3.4 million during the year ended December 31, 2020.

                     WLT 2021 10-K – 75

Notes to Consolidated Financial Statements
Purchase of Membership Interest

On November 9, 2021, we acquired the remaining 30% membership interest in the Ritz-Carlton Fort Lauderdale Venture from an unaffiliated third party for $23.9 million bringing our ownership interest to 100%. Our acquisition of the additional interest in the venture is accounted for as an equity transaction, and we recorded an adjustment of $15.7 million to Additional paid-in capital in our consolidated statement of equity for the year ended December 31, 2021 reflecting to the difference between the carrying value and the purchase price. No gain or loss was recognized in the consolidated statement of operations related to the acquisition of the remaining interest. In connection with the acquisition, we incurred costs associated with the termination of related agreements totaling $1.2 million, which are included in transaction costs in our consolidated statement of operations for the year ended December 31, 2021.

Noncontrolling Interest in the Operating Partnership

We consolidate the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of December 31, 2021 the Operating Partnership had 231,202,933 OP Units outstanding, of which 99.0% of the outstanding OP Units were owned by the Company, and the noncontrolling 1.0% ownership interest was owned by Mr. Medzigian.

As of December 31, 2021, Mr. Medzigian owned 2,417,996 OP Units. The outstanding OP Units held by Mr. Medzigian are exchangeable on a one-for-one basis into shares of WLT Class A common stock. Additionally, we had 16,778,446 Warrant Units outstanding as of December 31, 2021. The noncontrolling interest is included in noncontrolling interest on the consolidated balance sheet as of December 31, 2021.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Years Ended December 31,
Gains and Losses on Derivative Instruments	2021	2020	2019
Beginning balance	$(724)	$(172)	$(286)
Other comprehensive income (loss) before reclassifications	206	(959)	(153)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	669	421	280
Equity in losses of equity method investments in real estate, net	—	6	3
Total	669	427	283
Net current period other comprehensive income (loss)	875	(532)	130
Net current period other comprehensive income attributable to noncontrolling interests	(22)	(20)	(16)
Reclassification to additional-paid in capital relating to purchase of remaining 30% membership interest in Ritz-Carlton Fort Lauderdale Venture	19	—	—
Ending balance	$148	$(724)	$(172)

                     WLT 2021 10-K – 76

Notes to Consolidated Financial Statements
Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our distributions per share are summarized as follows:

	2020		2019
	Class A (a)	Class T	Class A (a)	Class T
Return of capital	$0.1565	$—	$0.4125	$—
Capital gain	—	—	0.1556	—
Ordinary income	—	—	0.0579	—
Total distributions paid	$0.1565	$—	$0.6260	$—
___________

(a)The distributions per share for the periods prior to the Merger have been adjusted to give effect to the exchange ratio of 0.9106 (Note 3).

No distributions were declared or paid during the year ended December 31, 2021.

Note 12. Share-Based Payments

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

Subsequent to the Merger, we maintain the 2015 Equity Incentive Plan, which authorizes the issuance of Class A shares of stock-based awards to our officers and employees. The 2015 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 5,500,000 shares may be granted, of which 3,488,337 shares remained available for future grants as of December 31, 2021.

A summary of the stock-based award activity for the years ended December 31, 2021, 2020 and 2019 follows:

	Former Subadvisor/WLT Employees		Independent Directors
	Shares (a)	Weighted-Average Grant Date Fair Value (a)	Shares (a)	Weighted-Average Grant Date Fair Value (a)
Nonvested at January 1, 2019	79,944	$11.56	—	$—
Granted	63,932	11.41	18,400	11.41
Vested(b)	(33,686)	11.61	(18,400)	11.41
Forfeited	(2,399)	11.81	—	—
Nonvested at January 1, 2020	107,791	11.45	—	—
RSU’s of CWI 2 acquired in the Merger	74,075	11.23
Granted	808,970	9.35	35,111	6.84
Vested(b)	(92,020)	11.35	(35,111)	6.84
Forfeited	(51,486)	11.38	—	—
Nonvested at January 1, 2021	847,330	9.44	—	—
Granted	1,136,106	5.51	18,148	5.51
Vested(b)	(253,011)	6.21	(18,148)	5.51
Forfeited	(116,213)	5.64	—	—
Nonvested at December 31, 2021(c)	1,614,212	7.45	—	—
___________
                     WLT 2021 10-K – 77

Notes to Consolidated Financial Statements
(a)The number of shares and the weighted-average grant date fair value for the periods prior to the Merger have been adjusted to give effect to the exchange ratio of 0.9106 (Note 3).
(b)RSUs issued to employees (and prior to the Merger, employees of the former Subadvisor) generally vest over three years, subject to continued employment and are forfeited if the recipient’s employment terminates prior to vesting. RSUs issued to independent directors vest immediately. The total fair value of shares vested that were issued to employees (and prior to the Merger, employees of the former Subadvisor) and directors was $1.7 million, $1.3 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(c)We currently expect to recognize compensation expense totaling approximately $8.8 million over the vesting period. The awards to employees (and prior to the Merger, employees of the former Subadvisor) of the Subadvisor had a weighted-average remaining contractual term of 2.17 years as of December 31, 2021.

Stock-Based Compensation Expense

For the years ended December 31, 2021, 2020, and 2019, we recognized share-based compensation expense related to RSU awards to employees of the Subadvisor under the 2010 Equity Incentive Plan, 2015 Equity Incentive Plan and equity compensation issued to our independent directors aggregating $3.3 million, $1.8 million and $0.7 million, respectively. Share-based compensation expense is included within Corporate general and administrative expenses in the consolidated financial statements. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of this plan.

Note 13. Income Taxes

As a REIT, we are permitted to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases for each of our lodging properties with TRSs (“TRS lessees”). The TRS lessees in turn contract with independent hotel management companies that manage day-to-day operations of our hotels under our oversight.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. On April 20, 2020, the TRSs that were previously wholly-owned by CWI 1 were contributed into the wholly-owned WLT combined TRS in a tax-free restructuring.  This restructuring results in a single federal tax filing for the WLT combined TRS, which includes the contributed entities. The WLT combined TRS measures the deferred tax assets and liabilities of the combined entities based on the WLT combined TRS’s deferred tax rate.

The components of our provision for (benefit from) income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Federal
Current	$114	$(8,165)	$1,415
Deferred	1,985	581	1,168
	2,099	(7,584)	2,583

State and Local
Current	2,687	180	427
Deferred	(1,233)	(526)	142
	1,454	(346)	569
Total Provision (Benefit)	$3,553	$(7,930)	$3,152

                     WLT 2021 10-K – 78

Notes to Consolidated Financial Statements
Deferred income taxes as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,
	2021	2020
Deferred Tax Assets
Net operating loss carryforwards	$48,801	$40,224
Accrued vacation payable and deferred rent	9,533	9,369
Interest expense limitation	2,116	1,286
Deferred revenue — key money	1,217	1,128
Operating lease liabilities	1,109	1,329
Gift card liability	184	531
Other	—	—
Total deferred income taxes	62,960	53,867
Valuation allowance	(53,301)	(42,047)
Total deferred tax assets	9,659	11,820
Deferred Tax Liabilities
Villa rental management agreement	(7,140)	(6,967)
Fixed assets and intangibles	(2,103)	(4,676)
Operating lease ROU assets	(1,062)	(1,244)
Business interruption insurance proceeds	(559)	(555)
Other	(276)	—
Deferred rent	(10)	—
Total deferred tax liabilities	(11,150)	(13,442)
Net Deferred Tax Liability	$(1,491)	$(1,622)

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Pre-tax (loss) income from taxable subsidiaries	$(31,387)	$(139,598)	$6,674

Federal provision at statutory tax rate (a)	$(6,591)	$(29,315)	$1,402
Valuation allowance	11,673	22,726	2,418
Income not subject to federal tax	(3,319)	3,152	210
State and local taxes, net of federal provision	1,454	(6,207)	(122)
Return to provision true-up	965	1,731	(469)
Rate change	(436)	2,438	—
Other	(219)	(472)	(1)
Non-deductible expenses	26	25	81
Tax benefit net operating loss carryback	—	(2,008)	—
Tax credit	—	—	(367)
Total provision (benefit)	$3,553	$(7,930)	$3,152
___________
(a)The applicable statutory tax rate was 21% for the years ended December 31, 2021, 2020 and 2019.

The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. If not utilized, our federal and state and local net operating losses will begin to expire in 2028. As of December 31, 2021 and 2020, we recorded a valuation allowance of $53.3 million and $42.0 million, respectively, related to these net operating loss carryforwards and other deferred tax assets.

                     WLT 2021 10-K – 79

Notes to Consolidated Financial Statements
The net deferred tax liabilities in the table above are comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of less than $0.1 million as of both December 31, 2021 and 2020, which are included in Other assets in the consolidated balance sheets, and other deferred tax liability balances of $1.5 million and $1.3 million as of December 31, 2021 and 2020, respectively, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

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

Our tax returns are subject to audit by taxing authorities. The statute of limitations varies by jurisdiction and ranges from three to four years. Such audits can often take years to complete and settle. The tax years 2017 through 2020 remain open to examination by the major taxing jurisdictions in which we are subject to income taxes.

Note 14. Mandatorily Redeemable Preferred Stock

At both December 31, 2021 and 2020, we had authorized 50,000,000 shares of preferred stock, $0.001 par value per share.

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

On January 25, 2022, the Company redeemed the 1,300,000 shares of Series A Preferred Stock at the liquidation preference of $50.00 per share for a total of $65.0 million. All accrued and unpaid dividends, which totaled $0.1 million, were paid at closing.

                     WLT 2021 10-K – 80

Notes to Consolidated Financial Statements
Series B Preferred Stock and Warrants

On July 21, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with ACP Watermark Investment LLC (the “Purchaser”) and, solely with respect to a guaranty, certain other parties thereto. Pursuant to the Purchase Agreement, the Company, in a private placement made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, agreed to issue and sell to the Purchaser 200,000 shares of our 12% Series B Cumulative Redeemable Preferred Stock, liquidation preference $1,000.00 per share and Warrants (the “Warrants”) to purchase 16,778,446 units of limited partnership interest of the Operating Partnership (“OP Units”) (“Warrant Units”), for an aggregate purchase price of $200.0 million, (the “July 2020 Capital Raise”), both of which were issued on July 24, 2020. The Warrant exercise price is $0.01 per Warrant Unit, and the Warrants expire on July 24, 2027. The Warrant Units are recorded as noncontrolling interest in the consolidated balance sheet totaling $13.7 million and $19.8 million as of December 31, 2021 and December 31, 2020, respectively. The Warrants require that, if the Operating Partnership pays any distribution to holders of OP Units, then the Operating Partnership shall concurrently distribute the same securities, cash, indebtedness, rights or other property to the holders of Warrants as if the Warrants had been exercised into Warrant Units on the date of such distribution. The Warrants include a call option that will allow the Company to purchase Warrants, Warrant Units and Common Stock issued on redemption of Warrant Units from the Purchaser or its transferees at a specified call price until the Common Stock is approved for trading on any securities exchange registered as a national securities exchange under Section 6 of the Securities and Exchange Act of 1934, as amended (or the equivalent thereof in a jurisdiction outside the United States).

The purchaser had also committed to provide, upon satisfaction of certain conditions, up to an additional $250.0 million to purchase additional shares of the Series B Preferred Stock during the 18 months following the consummation of the July 2020 Capital Raise, although no additional purchase of shares were made. Among other terms of the Series B Preferred Stock, the Series B Preferred Stock generally prohibits the Company from paying distributions on common stock or redeeming common stock unless the Company has first paid all accrued dividends (and dividends thereon) on the Series B Preferred Stock in cash for all past dividend periods and the current dividend period. There are certain exceptions for the payment of dividends on common stock required for the Company to maintain its REIT qualification, special circumstances redemptions of common stock and redemptions of common stock that are funded with proceeds from issuances of common stock under the Company's distribution reinvestment plan.

Dividends

The holders are entitled to receive cumulative dividends per share of Series B Preferred Stock at the rate of 12% per year. Dividends can be paid in cash or in the form of additional shares of Series B Preferred Stock with the value thereof equal to the liquidation preference of such shares, at the option of the Company. The dividends are cumulative, compound quarterly and accrue, whether or not earned or declared, from and after the date of issue. During the year ended December 31, 2021, we declared and paid dividends totaling $31.3 million, which approximated fair value, in the form of 31,255 additional shares of Series B Preferred Stock.

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

Accounting Treatment

ASC 480, “Distinguishing Liabilities from Equity”, generally requires liability classification for financial instruments that are certain to be redeemed, represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares. Upon issuance of the Series A Preferred Stock during the second quarter of 2020, we concluded that the Series A Preferred Stock was not within the scope of ASC 480 because none of the three conditions for liability classification was present and we recorded it in the mezzanine equity section and accreted it to its redemption value through charges to stockholders’ equity using the effective interest method as redemption was probable. As a result of the issuance of the Series B Preferred Stock during the third quarter of 2020, which we concluded was within the scope of ASC 480 and recorded it as a liability as a result of its certainty to be redeemed, we reevaluated the classification of our Series A Preferred Stock and because of certain protective provisions that prohibit the Company from purchasing or redeeming capital stock of the Company for as long as any shares of Series A Preferred Stock remain outstanding (as more fully described in the Articles Supplementary
                     WLT 2021 10-K – 81

Notes to Consolidated Financial Statements
governing the Series A Preferred Stock), we concluded that Series A Preferred Stock was now certain to be redeemed and this modification resulted in the reclassification of the Series A Preferred Stock from mezzanine to a liability and we recognized a decrease to distributions and accumulated losses of $2.8 million representing the difference between the carrying value and estimated fair value during the year ended December 31, 2020.

Dividends accrued included in interest expense in the consolidated financial statements related to our Series A and Series B Preferred Stock as of December 31, 2021 and 2020 totaled $6.5 million and $12.0 million, respectively.

The following table presents the carrying value of our Series A and Series B Preferred Stock:

	Series A Preferred Stock at		Series B Preferred Stock at
	December 31,		December 31,
	2021	2020	2021	2020
Liquidation value	$65,000	$65,000	$231,255	$200,000
Fair value discount	(14,310)	(14,310)	(30,358)	(30,358)
	50,690	50,690	200,897	169,642
Accumulated amortization of fair value discount	4,364	1,336	8,740	2,675
Deferred financing costs	—	—	(11,177)	(11,169)
Accumulated amortization of deferred financing costs	—	—	3,217	984
	$55,054	$52,026	$201,677	$162,132

Note 15. Agreements and Transactions with Related Parties

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

                     WLT 2021 10-K – 82

Notes to Consolidated Financial Statements
The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the CWI 1 Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Years Ended December 31,
	2021	2020	2019
Amounts Included in the Consolidated Statements of Operations
Personnel and overhead reimbursements	$279	$3,567	$6,571
Asset management fees	—	3,795	14,052
Available Cash Distributions	—	—	7,095
Interest expense	—	—	1,319
Disposition fees	—	—	130
	$279	$7,362	$29,167

Other Transaction Fees Incurred
Watermark commitment agreement	$—	$—	$4,101
Capitalized loan refinancing fees	—	—	1,235
	$—	$—	$5,336

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

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

Prior to the Merger, we paid the Advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments, as described in the Advisory Agreement. The Advisor was also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement were met. If the Advisor elected to receive all or a portion of its fees in shares of our common stock, the number of shares issued was determined by dividing the dollar amount of fees by the most recently published estimated net asset value per share. Upon completion of the Merger on April 13, 2020 (Note 3), the Advisory Agreement was terminated and these fees ceased being incurred. For the years ended December 31, 2020 and 2019, we settled $4.8 million and $14.1 million, respectively, of asset management fees in shares of our common stock at the Advisor’s election. No such fees were earned during the year ended December 31, 2021.

                     WLT 2021 10-K – 83

Notes to Consolidated Financial Statements
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

Other Transactions with Affiliates

Watermark Commitment Agreement

On October 1, 2019, we, CWI 2, Watermark Capital and Mr. Medzigian, entered into a commitment agreement pursuant to which we and CWI 2 agreed to pay Watermark Capital a total of $6.95 million in consideration of the commitments of Watermark Capital and Mr. Medzigian to wind down and ultimately liquidate a private fund that was formed to raise capital to invest in lodging properties, and to devote their business activities exclusively to the affairs of us and CWI 2 and certain other activities set forth in the commitment agreement, with the exception of the wind-down of the private fund and performing asset management services for two hotels owned by WPC (one of which was subsequently sold). As of both December 31, 2021 and December 31, 2020, $6.95 million was included in Other assets in the consolidated balance sheet, representing goodwill related to the internalization of Watermark Capital. We performed our annual test for impairment as of December 31, 2021 for goodwill recorded and found no impairment indicated.

Post-Merger Transactions with Affiliates

Transition Services Agreement

Pursuant to the Transition Services Agreement dated as of October 22, 2019 entered into between CWI 2 and WPC, WPC continued to make available to the Company all of the services that WPC provided to CWI 2 prior to the Merger and was paid its costs of providing the services and reimbursed for all expenses of providing the services. The term of the Transition Services Agreement was generally 12 months from the effective date of the internalization transaction, with certain services surviving for up to 18 months. The Transition Services Agreement expired on October 13, 2021; however, WPC and WLT entered into a side letter to address certain ongoing matters of an administrative nature. As of December 31, 2020, the amount due to WPC was $0.2 million. No amounts were outstanding as of December 31, 2021.

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

                     WLT 2021 10-K – 84

Notes to Consolidated Financial Statements
Note 16. Subsequent Events

On January 14, 2022, we refinanced the $81.4 million San Diego Marriott La Jolla non-recourse mortgage loan with a new mortgage loan of $97.7 million, of which $83.2 million was funded at closing. The loan has a maturity date of January 2025, with two one-year extension options, subject to certain conditions.

On January 21, 2022, we refinanced the $87.1 million San Jose Marriott non-recourse mortgage loan and the $34.6 million Le Méridien Arlington non-recourse mortgage loan with a new mortgage loan of $135.5 million encumbering both hotels, with $126.2 million funded at closing. The hotels encumbered by the mortgage loan are cross-collateralized. The loan has a floating annual interest rate, subject to an interest rate cap, and a maturity date of January 2025, with two one-year extension options, subject to certain conditions.

On January 25, 2022, the Company redeemed the 1,300,000 shares of Series A Preferred Stock at the liquidation preference of $50.00 per share for a total of $65.0 million. All accrued and unpaid dividends, which totaled $0.1 million, were paid at closing.

On March 14, 2022, the $80.0 million outstanding non-recourse mortgage loan on Renaissance Chicago Downtown was modified to extend the maturity date from July 1, 2022 to January 1, 2023 and included a principal paydown of $4.0 million.

                     WLT 2021 10-K – 85

WATERMARK LODGING TRUST, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2021, 2020 and 2019
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2021
Valuation reserve for deferred tax assets	$42,047	$14,859	$(3,605)	$53,301

Year Ended December 31, 2020
Valuation reserve for deferred tax assets	$8,559	$38,809	$(5,321)	$42,047

Year Ended December 31, 2019
Valuation reserve for deferred tax assets	$6,140	$2,824	$(405)	$8,559

                     WLT 2021 10-K – 86

WATERMARK LODGING TRUST, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	(Decrease) Increase In Net Investments (b)	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Holiday Inn Manhattan 6th Ave Chelsea	$73,940	30,023	81,398	3,022	(33,812)	19,897	60,736	80,633	17,101	2008	Jun 2013	4 – 40 yrs.
Fairmont Sonoma Mission Inn & Spa	57,630	17,657	66,593	6,150	(119)	17,657	72,624	90,281	18,723	1927	Jul 2013	4 – 40 yrs.
Marriott Raleigh City Center	65,332	—	68,405	8,516	(40)	—	76,881	76,881	18,509	2008	Aug 2013	4 – 40 yrs.
Hawks Cay Resort	94,958	25,800	73,150	54,411	(35,221)	25,800	92,340	118,140	24,375	1960	Oct 2013	4 – 40 yrs.
Renaissance Chicago Downtown	79,995	—	132,198	33,707	(2,661)	—	163,244	163,244	44,435	1991	Dec 2013	4 – 40 yrs.
Courtyard Times Square West	58,631	—	87,438	511	(5,121)	—	82,828	82,828	16,636	2013	May 2014	4 – 40 yrs.
Sanderling Resort	30,199	9,800	23,677	10,164	(180)	9,800	33,661	43,461	9,384	1985	Oct 2014	4 – 40 yrs.
Marriott Kansas City Country Club Plaza	37,321	5,100	48,748	8,802	(44)	5,100	57,506	62,606	13,208	1987	Nov 2014	4 – 40 yrs.
Westin Pasadena	84,215	22,785	112,215	8,411	(4)	22,785	120,622	143,407	22,754	1989	Mar 2015	4 – 40 yrs.
Ritz-Carlton Key Biscayne	178,029	117,200	154,182	21,247	1,017	118,656	174,990	293,646	33,631	2001	May 2015	4 – 40 yrs.
Ritz-Carlton Fort Lauderdale	74,759	22,100	74,422	10,982	716	22,380	85,840	108,220	17,302	2007	Jun 2015	4 – 40 yrs.
Le Méridien Dallas, The Stoneleigh	46,087	9,400	57,989	1,997	21	9,400	60,007	69,407	9,944	1923	Nov 2015	4 – 40 yrs.
Equinox Golf Resort & Spa	44,634	15,000	59,235	8,883	(35,991)	7,273	39,854	47,127	12,157	1853	Feb 2016	4 – 40 yrs.
Charlotte Marriott City Center	101,475	22,700	109,300	10	—	22,700	109,310	132,010	4,725	1983	Apr 2020	4– 40 yrs.
Embassy Suites by Hilton Denver-Downtown/Convention Center	92,788	15,400	92,600	388	—	15,400	92,988	108,388	4,044	2010	Apr 2020	4 – 40 yrs.
Le Méridien Arlington	34,562	8,000	30,000	96	—	8,000	30,096	38,096	1,350	2007	Apr 2020	4 – 40 yrs.
Marriott Sawgrass Golf Resort & Spa	87,049	24,800	116,627	841	(4,196)	24,800	113,272	138,072	6,050	1987	Apr 2020	4 – 40 yrs.
Renaissance Atlanta Midtown Hotel	48,555	10,900	56,900	174	—	10,900	57,074	67,974	2,480	2009	Apr 2020	4 – 40 yrs.
Ritz-Carlton Bacara, Santa Barbara	224,325	81,700	202,700	286	—	81,700	202,986	284,686	10,898	2000	Apr 2020	4 – 40 yrs.
Ritz-Carlton San Francisco	147,267	83,201	133,000	124	—	83,200	133,125	216,325	5,798	1991	Apr 2020	4 – 40 yrs.
San Diego Marriott La Jolla	77,328	20,800	89,900	494	44	20,800	90,438	111,238	4,080	1985	Apr 2020	4 – 40 yrs.
San Jose Marriott	87,112	24,600	115,900	293	—	24,600	116,193	140,793	5,084	2003	Apr 2020	4 – 40 yrs.
Seattle Marriott Bellevue	103,188	23,800	91,100	270	—	23,800	91,370	115,170	4,023	2015	Apr 2020	4 – 40 yrs.
Hyatt Centric French Quarter New Orleans	29,362	—	37,900	2	(6,254)	—	31,648	31,648	659	1849	Apr 2021	4 – 40 yrs.
	$1,958,741	$590,766	$2,115,577	$179,781	$(121,845)	$574,648	$2,189,633	$2,764,281	$307,350
___________
(a)Consists of the cost of improvements subsequent to acquisition, including construction costs primarily for renovations pursuant to our contractual obligations.
(b)The net decrease in net investments was primarily due to impairment charges, as well as write-offs of fixed assets resulting from property damage insurance claims.
(c)A reconciliation of hotels and accumulated depreciation follows:
                     WLT 2021 10-K – 87

WATERMARK LODGING TRUST, INC.
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Hotels
	Years Ended December 31,
	2021	2020	2019
Beginning balance	$3,110,489	$1,892,658	$2,056,770
Dispositions	(383,088)	(106,206)	(180,339)
Assets acquired	37,900	—	—
Improvements	8,912	13,342	19,116
Write-off of fully depreciated assets	(1,613)	(2,313)	(105)
Write-off of assets damaged by hurricane and other	(8,319)	(5,869)	(2,784)
Assets acquired in the Merger	—	1,436,027	—
Impairments	—	(117,150)	—
Ending balance	$2,764,281	$3,110,489	$1,892,658

	Reconciliation of Accumulated Depreciation for Hotels
	Years Ended December 31,
	2021	2020	2019
Beginning balance	$292,396	$246,816	$217,050
Depreciation expense	74,461	70,306	55,992
Dispositions	(57,894)	(22,413)	(26,121)
Write-off of fully depreciated assets	(1,613)	(2,313)	(105)
Ending balance	$307,350	$292,396	$246,816

As of December 31, 2021, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $3.3 billion.

                     WLT 2021 10-K – 88

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our principal executive and financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our principal executive and financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2021 at a reasonable level of assurance.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                     WLT 2021 10-K – 89

Item 9B. Other Information.

None.

                     WLT 2021 10-K – 90

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

                     WLT 2021 10-K – 91

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Apex Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on October 22, 2019

2.2	Internalization Agreement, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, CWI OP, LP, Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, W. P. Carey Inc., Carey Watermark Holdings, LLC, CLA Holdings, LLC, Carey REIT II, Inc., WPC Holdco LLC, Carey Watermark Holdings 2, LLC, Carey Lodging Advisors, LLC, Watermark Capital Partners, LLC, CWA, LLC, and CWA 2, LLC.	Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K, filed on October 22, 2019

3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Form 10‑Q filed on May 15, 2015

3.2	Amended and Restated Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 27, 2018

3.3	Articles Supplementary of 12% Series B Cumulative Redeemable Preferred Stock of Watermark Lodging Trust, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on July 24, 2020

4.1	Amended and Restated Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 14, 2016

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

4.3	Description of Securities under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.3 to Form 10-K filed on March 12, 2020

4.4	Warrant Certificate, dated July 24, 2020, of Watermark Lodging Trust, Inc.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 24, 2020

10.1	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Incorporated by reference to Exhibit 10.3 to Form 10‑Q filed on May 15, 2015

10.2	2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 10‑Q filed on May 15, 2015

10.3	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Incorporated by reference to Exhibit 10.7 to Form 10‑Q filed on May 15, 2015

10.4	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.8 to Form 10‑Q filed on May 15, 2015

10.5	Commitment Agreement, dated as of October 1, 2019, among Watermark Capital Partners, LLC, Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Michael Medzigian.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 22, 2019

10.6	Transition Services Agreement, dated as of October 22, 2019, between Watermark Capital Partners, LLC, and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on October 22, 2019
                     WLT 2021 10-K – 92

Exhibit No.	Description	Method of Filing

10.7	Transition Services Agreement, dated as of October 22, 2019, between W. P. Carey Inc., and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on October 22, 2019

10.8	Employment Agreement, dated as of October 22, 2019, between Carey Watermark Investors 2 Incorporated and Michael G. Medzigian.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed on October 22, 2019

10.9	Securities Purchase Agreement, dated July 21, 2020, by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP, ACP Watermark Investment LLC and certain other parties thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 24, 2020

10.10	Investor Rights Agreement, dated July 24, 2020, by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP and ACP Watermark Investment LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on July 24, 2020

10.11	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K, filed on March 12, 2021

10.12	WLT Employee Retention and Severance Plan	Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q, filed on November 12, 2021

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
                     WLT 2021 10-K – 93

Item 16. Form 10-K Summary.

None.

                     WLT 2021 10-K – 94

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watermark Lodging Trust, Inc.
Date:	March 28, 2022
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Medzigian	Chief Executive Officer and Director	March 28, 2022
Michael G. Medzigian	(Principal Executive and Financial Officer)

/s/ Matthew W. Miller	Chief Accounting Officer	March 28, 2022
Matthew W. Miller	(Principal Accounting Officer)

/s/ Russell L. Gimelstob	Director	March 28, 2022
Russell L. Gimelstob

/s/ Alexander N. Halpern	Director	March 28, 2022
Alexander N. Halpern

/s/ Charles S. Henry	Director	March 28, 2022
Charles S. Henry

/s/ Michael D. Johnson	Director	March 28, 2022
Michael D. Johnson

/s/ Katherine G. Lugar	Director	March 28, 2022
Katherine G. Lugar

/s/ Robert E. Parsons, Jr.	Director	March 28, 2022
Robert E. Parsons, Jr.

/s/ William H. Reynolds, Jr.	Director	March 28, 2022
William H. Reynolds, Jr.

/s/ Simon M. Turner	Director	March 28, 2022
Simon M. Turner

                     WLT 2021 10-K – 95

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Apex Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on October 22, 2019

2.2	Internalization Agreement, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, CWI OP, LP, Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, W. P. Carey Inc., Carey Watermark Holdings, LLC, CLA Holdings, LLC, Carey REIT II, Inc., WPC Holdco LLC, Carey Watermark Holdings 2, LLC, Carey Lodging Advisors, LLC, Watermark Capital Partners, LLC, CWA, LLC, and CWA 2, LLC.	Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K, filed on October 22, 2019

3.1	Second Articles of Amendment and Restatement of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Form 10‑Q filed on May 15, 2015

3.2	Amended and Restated Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 27, 2018

3.3	Articles Supplementary of 12% Series B Cumulative Redeemable Preferred Stock of Watermark Lodging Trust, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on July 24, 2020

4.1	Amended and Restated Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 14, 2016

4.2	Form of Notice to Stockholder	Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-11 (File No. 333-196681) filed on August 7, 2014

4.3	Description of Securities under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.3 to Form 10-K filed on March 12, 2020

4.4	Warrant Certificate, dated July 24, 2020, of Watermark Lodging Trust, Inc.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 24, 2020

10.1	Agreement of Limited Partnership of CWI 2 OP, LP dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated and Carey Watermark Holdings 2, LLC	Incorporated by reference to Exhibit 10.3 to Form 10‑Q filed on May 15, 2015

10.2	2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 10‑Q filed on May 15, 2015

10.3	Indemnification Agreement dated February 9, 2015, between Carey Watermark Investors 2 Incorporated and CWA2, LLC	Incorporated by reference to Exhibit 10.7 to Form 10‑Q filed on May 15, 2015

10.4	Form of Indemnification Agreement between Carey Watermark Investors 2 Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.8 to Form 10‑Q filed on May 15, 2015

10.5	Commitment Agreement, dated as of October 1, 2019, among Watermark Capital Partners, LLC, Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Michael Medzigian.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 22, 2019

10.6	Transition Services Agreement, dated as of October 22, 2019, between Watermark Capital Partners, LLC, and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on October 22, 2019

                     WLT 2021 10-K – 96

Exhibit No.	Description	Method of Filing
10.7	Transition Services Agreement, dated as of October 22, 2019, between W. P. Carey Inc., and Carey Watermark Investors 2 Incorporated.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on October 22, 2019

10.8	Employment Agreement, dated as of October 22, 2019, between Carey Watermark Investors 2 Incorporated and Michael G. Medzigian.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed on October 22, 2019
10.9	Securities Purchase Agreement, dated July 21, 2020, by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP, ACP Watermark Investment LLC and certain other parties thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 24, 2020

10.10	Investor Rights Agreement, dated July 24, 2020, by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP and ACP Watermark Investment LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on July 24, 2020

10.11	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K, filed on March 12, 2021

10.12	WLT Employee Retention and Severance Plan	Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q, filed on November 12, 2021

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
                     WLT 2021 10-K – 97