Form 10-K/A
period 2021-12-31
Watermark Lodging Trust, Inc.
filed 2022-04-27
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
As of March 21, 2022, there were 167,689,164 shares of Class A common stock and 61,095,773 shares of Class T common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: New York, NY	PCAOB Auditor ID: 238

Explanatory Note

Watermark Lodging Trust, Inc. (“WLT” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022 (the “2021 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2021 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2021 10-K.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2021 10-K, and amends the exhibit index set forth in Part IV of the 2021 10-K to add certain exhibits as noted herein. The cover page of the 2021 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2021 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2021 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2021 10-K. Accordingly, this Amendment should be read in conjunction with our 2021 10-K and with our filings with the SEC subsequent to the filing of our 2021 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains a certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which is attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2021 10-K.

                     WLT 2021 10-K/A – 3

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our directors, their ages and certain other information about them are set forth below:

Name	Age	Position
Michael G. Medzigian	62	Chairman, Chief Executive Officer and President
Russell L. Gimelstob	43	Director
Alexander N. Halpern	36	Director
Charles S. Henry	69	Director
Michael D. Johnson	66	Director
Katherine G. Lugar	51	Director
Robert E. Parsons, Jr.	66	Director
William H. Reynolds, Jr.	73	Director
Simon M. Turner	60	Director
Brendan M. Medzigian	31	Chief Investment Officer
Samuel C. Zinsmaster	42	Chief Operating Officer

Michael G. Medzigian
Age: 62
Director Since 2015
Mr. Michael Medzigian has served as Chief Executive Officer of WLT since May 2014, as President and a director since February 2015 and as Chairman since April 2020. He also served as Chief Executive Officer and President of Carey Watermark Investors Incorporated (‘‘CWI 1’’) from March 2008 and as a director from September 2010 until CW1 1’s merger into WLT in April 2020. Mr. Medzigian has been Chairman and Managing Member of Watermark Capital Partners, LLC (“Watermark Capital”), a private real estate investment firm, since its formation in May 2002. Through 2001, Mr. Medzigian was President and Chief Executive Officer of Lazard Freres Real Estate Investors and a managing director of Lazard, where he was recruited to oversee the repositioning of Lazard’s real estate private equity fund operations, one of the largest real estate repositionings in history. From 1994 to 1999, Mr. Medzigian was a founding partner of Olympus Real Estate Corporation, the real estate fund management affiliate of Hicks, Muse, Tate and Furst Incorporated. At Olympus he acquired and oversaw an extensive portfolio of lodging assets and companies. Earlier in his career, Mr. Medzigian was President of Cohen Realty Services, a Chicago-based real estate investment services firm, he founded and was national director of the Hospitality Consulting Practice at Deloitte & Touche, and he held various management positions with Marriott Corporation. Mr. Medzigian currently serves as a director of the American Hotel & Lodging Association, serves on the Industry Real Estate Finance Council of the American Hotel & Lodging Association, and is the immediate past Chairman and current director of the Hospitality Investment Roundtable of the American Hotel & Lodging Association. Previously, Mr. Medzigian served as Chairman and a director of Atria, Inc., Chairman and a director of Kapson Senior Quarters Corp., President, Chief Executive Officer and a director of Park Plaza International, President, Chief Executive Officer and a director of RockResorts, and as a director of American Apartment Communities, the American Seniors Housing Association, Arnold Palmer Golf Management, the Assisted Living Federation of America, Dermody Properties, iStar Financial (including serving on its audit and compensation committees), Kemayan Hotels and Leisure (Australian ASX), and the Rubenstein Company. Mr. Medzigian also currently serves on the Marriott Owner Advisory Council. He has also been a member of the Dean’s Advisory Board of the Cornell University School of Hotel Administration, the Urban Land Institute (Chairman, Hotel Development Council), and the Young Presidents’ Organization (Executive Committee Member). Mr. Medzigian received a Bachelor of Science from Cornell University. Mr. Medzigian’s extensive experience in a broad range of investing activities in lodging assets, his executive experience with Watermark Capital and his involvement in various companies, associations, and councils in the hospitality industry led us to conclude that he should serve as a member of the WLT’s board of directors. As Chief Executive Officer and President, Mr. Medzigian will make information and insight about WLT’s business directly available to the directors in their deliberations.

                     WLT 2021 10-K/A – 4

Russell L. Gimelstob
Age: 43
Independent Director Since 2020
Mr. Gimelstob has served as an independent director of the WLT Board since July 2020. Mr. Gimelstob has been Chief Executive Officer of Ascendant Capital Partners since its founding in 2019. Prior to founding Ascendant, Mr. Gimelstob was Head of Acquisitions, Partner, Managing Director and Member of the Investment Committee of Dune Real Estate Partners, a manager of real estate private equity funds. Prior to joining Dune in 2005, Mr. Gimelstob held the role of Analyst in the Real Estate Investment Banking Division and traded commercial mortgage-backed securities in the Fixed Income, Currencies, and Commodities Division of Goldman Sachs. Mr. Gimelstob is a member of the Fisher Center Policy Advisory Board at the University of California Berkeley’s Haas School of Business. Mr. Gimelstob received an M.P.A. in 2002 and a B.A. with Distinction in 2001 from Cornell University. Mr. Gimelstob was elected to the WLT Board by the holders of our Series B Preferred Stock. We believe that Mr. Gimelstob’s experience in making real estate investment decisions and actively executing transactions provides us with a useful perspective on the current real estate and finance markets.

Alexander N. Halpern
Age: 36
Independent Director Since 2020
Mr. Halpern has served as an independent director of the WLT Board since July 2020. Mr. Halpern has been Founding Managing Partner and Head of Hospitality of Ascendant Capital Partners since its founding in 2019. Mr. Halpern is responsible for the oversight of Ascendant’s investment activities, as well as the management of the firm’s hospitality investments. Mr. Halpern also sits on the board of BHI Residential, one of Ascendant’s early investments. Prior to joining Ascendant, Mr. Halpern was a Senior Vice President at Highgate Capital Investment and its affiliate Highgate Hotels, the largest investor-operator of hospitality assets within North American gateway markets. Prior to joining Highgate, Mr. Halpern was a Senior Analyst at Merrill Lynch in its real estate investment banking division, where he focused primarily on corporate real estate merger and acquisitions as well as defense advisory work in the hospitality, retail, and strip center spaces. Mr. Halpern earned a B.B.A. from the University of Michigan’s Ross School of Business, graduating with high distinction. Mr. Halpern was elected to the WLT Board by the holders of our Series B Preferred Stock. We believe that we benefit from Mr. Halpern’s past and current experience in the hospitality sector from both an investment and operations perspective.

Charles S. Henry
Age: 69
Independent Director Since 2020
Mr. Henry has served as an independent director of the WLT Board since April 2020, having previously served as an independent director and a member of the audit committee of the CWI 2 board from February 2015 to December 6, 2018. He was lead independent director and chairman of the audit committee of the CWI 1 board from December 2018 to April 2020 until its merger with WLT, having served as an independent director and a member of the audit committee since September 2010.
Mr. Henry has served as the President of Hotel Capital Advisers, Inc. (‘‘HCA’’) since he founded HCA in 1994. Until June 2015, HCA managed a portfolio of hotel real estate and operating company investments with an equity value in excess of $2 billion. HCA’s portfolio of assets included the Plaza in New York, the Savoy Hotel in London, and the Four Seasons George V in Paris, as well as hotel company investments that included stakes in Four Seasons Hotels, Fairmont Raffles Hotels International, and Moevenpick Hotels. Mr. Henry also served as a director of Four Seasons Hotels Inc. until the company was taken private in May 2007. Prior to founding HCA, Mr. Henry spent nine years in investment banking at CS First Boston and Salomon Brothers, where he was responsible for capital raising, property sales, and merger and financial advisory assignments in the hotel industry, including the sales of Regent International, Ramada, Holiday Inns, and Motel 6. Earlier in his career, Mr. Henry spent two years on the financial management faculty of the Cornell School of Hotel Administration. Additionally, he worked at Prudential Insurance in hotel asset management and at Hilton International in operations analysis. Mr. Henry received a B.S. in Hotel Administration and an M.B.A. in finance from Cornell University. Mr. Henry’s executive experience with HCA, as well as his extensive experience in the investing and management of hotel assets, led us to conclude that he should serve as a member of WLT’s Board of Directors.

                     WLT 2021 10-K/A – 5

Michael D. Johnson
Age: 66
Independent Director Since 2020
Mr. Johnson has served as an independent director of the WLT Board since April 2020, having previously served as an independent director and a member of the audit committee of the CWI 2 board from February 2015 to December 6, 2018. He was an independent director and as a member of the audit committee of the CWI 1 board from September 2010 until its merger with WLT in April 2020. Mr. Johnson has served as the President of John Carroll University since June 2018. He served as the Provost of Babson College from July 2016 to April 2018, and was previously Dean of Cornell University’s School of Hotel Administration from June 2006 to June 2016. During his time at Cornell, he oversaw programs including the Cornell Program in Real Estate and the university-wide undergraduate minor in real estate. Prior to joining Cornell University in 2006, Mr. Johnson was the D. Maynard Phelps Collegiate Professor of Business Administration from 1998 and a Professor of Marketing from 1995 at the University of Michigan’s Ross School of Business. At Michigan, he served as the director of the Center for Customer-Focused Management in Executive Education at the University of Michigan’s Ross School of Business from 2004 to May 2006.
Mr. Johnson also served as a member of the Executive Committee of the University of Michigan’s Ross School of Business from 1996 to 1998. During his career, Mr. Johnson has consulted for a diverse range of companies and public agencies focusing on, among other things, marketing strategy, service management, customer portfolio management and customer satisfaction measurement, and relationship management. Mr. Johnson is a founding member of the University of Michigan’s National Quality Research Center where he was instrumental in the development of the American Customer Satisfaction Index. He has authored over 100 academic articles and industry reports over his career and his five books have been published in six different languages. His books include Competing in a Service Economy: How to Create a Competitive Advantage through Service Development and Innovation (Jossey-Bass, 2003) and the award-winning Improving Customer Satisfaction, Loyalty and Profit: An Integrated Measurement and Management System (Jossey-Bass, 2000). Mr. Johnson has served as associate editor of the Journal of Consumer Research and on multiple editorial boards. Mr. Johnson holds a Ph.D. and M.B.A. from the University of Chicago and a Bachelor of Science degree with honors from the University of Wisconsin.
Mr. Johnson’s distinguished academic career, his expertise in marketing and customer relationship management, his leadership of the leading institution for hospitality industry education and research and his consulting experience in the hospitality industry led us to conclude that he should serve as a member of WLT’s Board of Directors.

Katherine G. Lugar
Age: 51
Independent Director Since 2018
Ms. Lugar has served as an independent director of the WLT Board since December 2018. She has served as the Chief Executive Officer of the American Beverage Association since January 2019, having previously served as the President and Chief Executive Officer of the American Hotel & Lodging Association (‘‘AH&LA’’), the largest trade association representing the U.S. lodging industry, from April 2013 to December 2018. In that role, she was responsible for setting the strategic vision for AH&LA and all of its affiliates, while championing the industry’s voice on Capitol Hill, within the Administration and beyond Washington, D.C. Working directly with the officers and board of directors, Ms. Lugar transformed AH&LA, growing the 25,000-strong group to its highest point in the organization’s history and focusing its core mission on effective advocacy and offensive communications. Ms. Lugar has nearly 25 years of experience in private sector public affairs, working on Capitol Hill and previously served as executive vice president, public affairs, with the Retail Industry Leaders Association (‘‘RILA’’), a leading public policy advocate for the retail industry. Before her time at RILA, she was vice president of government relations for Travelers Insurance, serving as the company’s chief representative before Congress and the administration. Prior to that, she served as vice president of legislative and political affairs at the National Retail Federation. Ms. Lugar’s career in Washington, D.C. began on the staff of Indiana Congressman Tim Roemer. She currently sits on numerous non-profit boards, including the Bipartisan Policy Center, U.S. Travel Association and the Bryce Harlow Foundation, and was named incoming Chair of the Board of the St. Baldrick’s Foundation, the largest private sector funder of pediatric cancer research. Ms. Lugar received her B.A. from The University of Colorado—Boulder. Ms. Lugar’s experience in the hotel and lodging industry, as well as her extensive experience in public affairs, led us to conclude that she should serve as a member of WLT’s Board of Directors.

                     WLT 2021 10-K/A – 6

Robert E. Parsons, Jr.
Age: 66
Independent Director Since 2015
Mr. Parsons has served as an independent director of the WLT Board since February 2015, having served as the lead independent director since April 2016 and chairman of the audit committee between February 2015 and April 2020. He also served as lead independent director of the CWI 1 board from April 2016 to December 6, 2018, having served as an independent director and chairman of the audit committee since September 2010. Mr. Parsons has been the Executive Vice President, Strategy and Business Development since November 2020, having previously served as Chief Financial Officer for the prior 17 years, of Exclusive Resorts, LLC, the preeminent destination club. Mr. Parsons has also served as a director and a member of the audit committee of Nuveen Global Cities REIT, Inc. since January 2018. He also served as a director, member of the audit committee and chairman of the compensation committee of Excel Trust, Inc. from April 2010 to August 2015, when the company was sold. Since 2002, Mr. Parsons has been a Managing Director of Wasatch Investments, a privately held consulting and investment firm. He was the chief financial officer of Host Marriott Corporation from 1995 to 2002. He began his career with Marriott Corporation in 1981 and continued to work in various strategic planning and treasury capacities at the company until it split into Marriott International and Host Marriott Corporation in 1993. After the split, Mr. Parsons served as treasurer of Host Marriott Corporation, a company with over $9 billion in total lodging assets, before being promoted to chief financial officer. Mr. Parsons served as an independent director of CNL Hotels & Resorts, Inc. from 2003 to April 2007, where he was the lead independent director and chaired the audit committee. He also served as chairman of the Hotel Development Council of the Urban Land Institute and as a member and chairman of the National Advisory Counsel of the Graduate School of Management at Brigham Young University. Mr. Parsons received his M.B.A from Brigham Young University and earned his bachelor's degree from the same alma mater in Accounting. Mr. Parsons's extensive senior executive and director experience at several preeminent hospitality companies led us to conclude that he should serve as a member of WLT's Board of Directors.

William H. Reynolds, Jr.
Age: 73
Independent Director Since 2015

Mr. Reynolds has served as an independent director of the WLT Board since February 2015. He also served as an independent director for CWI 1 from September 2010 to December 6, 2018. Mr. Reynolds has served as the Senior Managing director of MCS Capital, LLC, an affiliate of the Marcus Corporation, since 2011. He was elected Secretary of the College Emeritus by the Board of Trustees of Trinity College, having previously served as the Secretary of the College and the special assistant to its president from November 2008 through May 2012. Mr. Reynolds served as director/Senior Advisor to Thayer Lodging Group of Annapolis, Maryland ("Thayer"), from November 2008 to August 2010, prior to which he served as Thayer's Chief Investment Officer and Managing director from November 2006. Thayer was a private equity fund that invests in hospitality real estate, such as hotels and resorts. At Thayer, Mr. Reynolds directed the selection, underwriting, acquisition and disposition of hotel properties. After graduating from Trinity College in 1971 with a B.A. in English, Mr. Reynolds began his career by earning an M.P.A. from the University of New Haven and working in the town planning and zoning offices in Cheshire, Woodbury, and Southbury. In 1977, Mr. Reynolds joined Portfolio Management, Inc., a commercial real estate developer in Texas and Connecticut, and spent several years acquiring, building, and renovating apartments and condominiums. In 1981, he partnered with an architectural firm and founded City Associates, which developed office properties in Houston. In 1985, Mr. Reynolds joined Metro Hotels, a privately held hotel development and management company in Dallas, where he oversaw development and construction, asset management, and project financing for 12 years. Mr. Reynolds then joined CapStar Hotel Company ("CapStar") as Senior Vice President Development in 1996 and managed the company's acquisition of Metro Hotels in 1998. He held the same position at successors of CapStar, MeriStar Hotels & Resorts, and Interstate Hotels. He then became Chief Investment Officer and Executive Vice President of a public REIT, MeriStar Hospitality Corp., in April 2004 and served until October 2005 when he entered into an agreement with USAA Real Estate Co. ("USAA") to be Managing director of a hotel fund USAA planned to form. Subsequently USAA elected not to form the fund and executed a sale of existing investments, at which point Mr. Reynolds joined Thayer Lodging Group. Mr. Reynolds is a member of the ULI Hotel Development Council and the steering committee for America's Lodging Investment Summit, and formerly was on the advisory committee of Meet the Money, the advisory committee for the Hunter Hotel Investment Conference, and was a Trustee of the American Resort Development Association. He is a frequent panelist and moderator at hospitality industry investment conferences. Mr. Reynolds served as a member of the Trinity College Board of Trustees from 1998 to 2007, and as a member of Trinity's Cornerstone Capital Campaign Executive Committee from its inception in 2006 until the campaign concluded in 2012. In 1996, he was awarded an Alumni Medal for Excellence by Trinity in recognition of his significant contributions to his profession, his community and to the college. Mr. Reynolds' nearly 40 years of experience in real estate development, investments, and strategic planning, involving many facets of hotel development and investment, led us to conclude that he should serve as a member of WLT's Board of Directors.
                     WLT 2021 10-K/A – 7

Simon M. Turner
Age: 60
Independent Director Since 2018
Mr. Turner has served as an Independent Director of the Board of Directors since December 2018, is currently Chairman of the Audit Committee and is a member of the Compensation Committee. He formed Alpha Lodging Partners in 2017 to make selective investments and to provide strategic and transactional advisory services to hospitality sector companies and investors. He currently serves as a member of the Supervisory Board of Steigenberger Hotels, AG. He was President, Global Development of Starwood Hotels & Resorts Worldwide from May 2008 to October 2016, where he was responsible for global development activities, including hotel and resort development, property asset management, acquisitions and dispositions, and franchise and management pipeline expansion. Prior to Starwood, from June 1996 to April 2008, he served as a Principal of Hotel Capital Advisers, Inc., a hotel investment advisory firm overseeing both hotel brands (Four Seasons and Fairmont) and property investments in North America and Europe. In that position, he led a number of high-profile hotel projects, including the acquisition, financing, and repositioning of the Hotel George V in Paris and the Copley Plaza Hotel in Boston. Prior to 1996, he served as a Director of Investment Banking at Salomon Brothers Inc. (based in both New York and London), where he was responsible for the structuring and execution of a broad range of hotel sector transactions, and in management positions at various other international hospitality firms. His prior board service has included ClubCorp Holdings, Inc., ESH Hospitality, Inc. (Extended Stay America), Fairmont Raffles Hotels International, and Four Seasons Hotels, Inc. He is currently an adjunct lecturer at NYU’s Hospitality and Tourism program and has also lectured frequently at Cornell University’s School of Hotel Administration, as well as the university’s executive education program, and at Columbia University’s real estate graduate program. He was also a Trustee of the Urban Land Institute. He holds a B.S. in Hotel Administration from Cornell University. Mr. Turner’s diverse leadership roles over 35 years in the hospitality sector, including as a senior executive and board member with oversight of public and private enterprises, and experience in numerous facets of business operations, strategy, and complex transactions, led us to conclude that he should serve as a member of the Board of Directors.

Brendan M. Medzigian
Age: 31
Mr. Medzigian has served as Senior Vice President and Chief Investment Officer since January 2022. In his role, he is responsible for establishing and overseeing WLT’s investment strategy. In addition to responsibility for the WLT's corporate financing and strategic transactions, Mr. Medzigian directs and oversees all asset level acquisition, disposition and financing activity of WLT. Previously, Mr. Medzigian was Senior Vice President and Head of Transactions for WLT. Prior to joining WLT, Mr. Medzigian oversaw capital transactions for Watermark Capital, the subavisor to CWI 1 and CWI 2, from January 2018 to April 2020. Prior to Watermark Capital, he was in the loan originations group at Cantor Commercial Real Estate, with responsibilities including the origination and closing of commercial mortgages, property level underwriting and due diligence for all asset types in the Northeast and Mid-Atlantic United States. Brendan Medzigian is the son of Michael Medzigian, WLT’s Chief Executive Officer.

Samuel C. Zinsmaster
Age: 42
Mr. Zinsmaster has served as Senior Vice President and Chief Operating Officer of WLT since January 2021. In his role, Mr. Zinsmaster oversees the day-today operational functions of WLT, including the asset management of WLT’s assets. Previously, Mr. Zinsmaster was Senior Vice President and Head of Asset Management of WLT, where he oversaw all portfolio management related functions. Prior to the formation of WLT, Mr. Zinsmaster served in a similar asset management role at Watermark Capital from November 2016 to April 2020. Previously, Mr. Zinsmaster held hotel property level Director of Rooms Operations and Controller positions with Marcus Hotels & Resorts. Mr. Zinsmaster graduated from the University of Wisconsin—Madison with a Bachelor of Science in Accounting.

Code of Ethics
WLT's Board of Directors has adopted a Code of Ethics that sets forth the standards of business conduct and ethics applicable to all of our officers, including our Executive Officers and Directors. This code is available on the Company's website (www.watermarklodging.com) in the "Corporate Governance" section. We also intend to post amendments to or waivers from the Code of Ethics at this location on the website.
                     WLT 2021 10-K/A – 8

Item 11. Executive Compensation.
The table below sets forth the amount of compensation received by WLT’s Directors in 2021. Mr. Medzigian did not receive compensation for serving as Director.

2021 Director Compensation Table

Director	Fees Earned or Paid in Cash(a)	Stock Awards(b)	Total
Charles S. Henry	$98,750	$100,000	$198,750
Michael D. Johnson	92,500	100,000	192,500
Katherine G. Lugar	100,000	100,000	200,000
Robert E. Parsons, Jr.	123,750	100,000	223,750
William H. Reynolds, Jr.	92,500	100,000	192,500
Simon M. Turner	103,750	100,000	203,750
Russell Gimelstob(c)	—	—	—
Alexander Halpern(c)	—	—	—
	$611,250	$600,000	$1,211,250
___________
(a)Reflects amount actually paid. The Independent Directors waived their cash retainers from the date of the merger through September 30, 2020.
(b)Amounts in the "Stock Awards" column reflect the grant date fair value of awards of shares of our Class A Common Stock granted for 2021, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation, related to the grant of 4,537 shares of Class A Common Stock each on January 4, 2021, April 5, 2021, July 1, 2021 and October 4, 2021 using grant date fair values of awards calculated by multiplying the number of shares granted by $5.51, our NAV most recently reported at the time of the grant date.
(c)Messrs. Gimelstob and Halpern do not receive compensation, as each are director designees of ACP Watermark Investment LLC (the “Purchaser”) in connection with its July 21, 2020 purchase of 200,000 shares of Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), and warrants (the “Warrants”) to purchase 16,778,446 units of limited partnership interest of the Operating Partnership (“OP Units”), for an aggregate purchase price of $200.0 million (the “July Capital Raise”). In connection with the July Capital Raise, Purchaser is entitled to designate and elect two directors to serve on the Board of Directors, subject to and in accordance with the terms and conditions of the applicable governing documents, including, without limitation, the requirement that each designated director is reasonably acceptable to the Board of Directors and the Nominating and Corporate Governance Committee.
Each of our Independent Directors is entitled to reimbursement for up to $10,000 per annum of lodging, meals, parking and certain other expenses at all of our hotels. The purpose of this policy is to encourage our Independent Directors to visit our hotels in order to maintain and enhance their knowledge of our portfolio. If a Director does not use the annual allowance, the amount is forfeited. The aggregate amount reimbursed for the year ended December 31, 2021 was $4,343.

Compensation Committee Interlocks and Insider Participation
For the year ended December 31, 2021, decisions regarding director compensation were made by our Compensation Committee. No member of the Compensation Committee served as an officer or employee of us or any of our affiliates during 2021, and none had any relationship requiring disclosure by us under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or our Compensation Committee during the fiscal year ended December 31, 2021.

Compensation of Executive Officers—Fiscal 2021

Compensation Discussion and Analysis
Background
                     WLT 2021 10-K/A – 9

Prior to April 13, 2020, we and CWI 1 had no employees and did not directly compensate the employees of the advisor and subadvisors who provided services to us or to our named executive officers pursuant to advisory and subadvisory contracts.
On April 13, 2020, we completed our merger with CWI 1 and thereafter internalized management and began to directly compensate our executive officers and other employees as they transitioned from the advisor and subadvisors. In connection with the merger and internalization, the Compensation Committee retained FTI Consulting (“FTI”) to assist it in various compensation related matters, including with respect to 2021 executive compensation.
Named Executive Officers
This Compensation Discussion and Analysis describes our compensation program as it relates to our named executive officers. For 2021, our named executive officers were:

• Michael G. Medzigian, Chairman of the Board, Chief Executive Officer, and President;

• Mallika Sinha, Chief Financial Officer and Executive Vice President;

• Samuel C. Zinsmaster, Head of Asset Management, Senior Vice President1;

• Brendan M. Medzigian, Head of Transactions, Senior Vice President2.

Ms. Sinha stepped down as CFO in January 2022 and left the Company to pursue another professional opportunity. Biographical information relating to the named executive officers other than Ms. Sinha can be found above, see "Executive Officers."

The following discussion should be read in conjunction with the compensation tables and related disclosures for the below.
CEO Employment Agreement
On October 22, 2019, WLT entered into an employment agreement with Mr. Medzigian setting forth the terms upon which Mr. Medzigian serves as WLT’s Chief Executive Officer. The CEO employment agreement has an initial term of four years and will automatically renew for additional one-year periods, unless either WLT or Mr. Medzigian, at least six months prior to the scheduled expiration date, provides written notice of its or his intent not to renew or unless terminated earlier in accordance with the terms thereof (the ‘‘employment term’’). WLT has agreed to nominate Mr. Medzigian to serve as a director on its Board of Directors each year during the employment term and has agreed that he will serve as chairman of the Board during the first 12 months of the employment term and thereafter until replaced as chairman by the affirmative vote of a majority of WLT's Board of Directors (without Mr. Medzigian voting).
Pursuant to the terms of the CEO employment agreement, Mr. Medzigian is entitled to, among other things:
• an annual base salary of $775,000, subject to annual review for increase (but not decrease) by the Compensation Committee of the WLT Board;
• an annual cash bonus opportunity based on achievement of corporate and individual performance goals, with an annual bonus equal to 150% of his annual base salary if target levels of performance for that year are achieved, and with greater or lesser amounts (including zero) paid for performance above and below target;
• on the closing date of the merger, an award of WLT's restricted stock units ("RSUs") with a value (based on WLT's then current estimated NAV per share of $11.41) equal to $6 million (which equated to 525,855 RSUs), which equity grant is eligible to vest 25% per year on the first four anniversaries of the grant date, with 75% of each tranche vesting with regard to time only based on continued employment, and with 25% of each tranche vesting with regard to time but subject to the sole discretion of the WLT Board that all or any portion of such tranche should not vest (i.e., forfeited for no consideration) based on WLT's or Mr. Medzigian's performance. Pursuant to the terms of the CEO employment agreement, this award of WLT RSUs was intended to compensate Mr. Medzigian for 2020 and 2021;
• payments and benefits upon termination of employment as follows:
1 Effective January 2022, Mr. Zinsmaster was promoted to Senior Vice President & Chief Operating Officer
2 Effective January 2022, Mr. Medzigian was promoted to Senior Vice President & Chief Investment Officer
                     WLT 2021 10-K/A – 10

◦Death or Disability (as defined in the CEO employment agreement): (i) base salary earned but not paid as of the termination date, any accrued annual bonus earned by Mr. Medzigian for the prior fiscal year but not yet paid, reimbursement for unpaid expenses to which Mr. Medzigian is entitled to reimbursement, and any accrued vacation time or other vested compensation or benefits to which Mr. Medzigian is entitled under any benefit plans (collectively, the "accrued obligations"); (ii) an annual bonus for the fiscal year in which the termination occurs, pro-rated for the amount of time Mr. Medzigian is employed during such fiscal year, assuming target performance (the "pro rata bonus"); (iii) vesting of one-half of WLT's RSUs, common stock or partnership interests subject to equity awards that vest with regard to time only without regard to the discretion of WLT's Board (the "equity vesting"); and (iv) any benefits required to be provided under an employee benefit plan of WLT (the "other benefits");
◦without Cause or with Good Reason (each as defined in the CEO employment agreement): (i) the accrued obligations; (ii) subject to Mr. Medzigian's delivery of a customary release and compliance with restrictive covenants set forth in the CEO employment agreement, (A) a lump sum payment equal to two (2) times the sum of (a) his base salary then in effect and (b) the greater of (x) the average of the annual bonus paid to Mr. Medzigian for the two fiscal years immediately preceding the fiscal year in which termination occurs or (y) Mr. Medzigian's target bonus for the fiscal year in which termination occurs; (B) the equity vesting; (C) healthcare benefits for 18 months following termination; (D) the expiration of any transfer restrictions and lock-ups on any of the WLT's or its affiliates' securities held by Mr. Medzigian, provided Mr. Medzigian is no longer a member of WLT Board; and (E) the other benefits;
◦by Mr. Medzigian in connection with a Change of Control (as defined in the CEO employment agreement): (i) the accrued obligations; (ii) subject to Mr. Medzigian's delivery of a customary release and compliance with restrictive covenants set forth in the CEO employment agreement, (A) a lump sum payment equal to three (3) times the sum of (a) his base salary then in effect and (b) the greater of (x) the highest annual bonus paid to Mr. Medzigian for the two fiscal years preceding the Change in Control, (y) the average of the annual bonus paid to Mr. Medzigian for the two fiscal years immediately preceding the fiscal year in which termination occurs or (y) Mr. Medzigian's target bonus for the fiscal year in which termination occurs; (B) vesting of 100% of WLT's RSUs, common stock or partnership interests subject to equity awards that vest with regard to time only without regard to the discretion of WLT's Board; (C) healthcare benefits for 18 months following termination; (D) the expiration of any transfer restrictions and lock-ups on any of the WLT's or its affiliates' securities held by Mr. Medzigian, provided Mr. Medzigian is no longer a member of WLT Board; and (E) the other benefits;
◦retirement after the age of 65: (i) the accrued obligations; (ii) the pro rata bonus; and (iii) the other benefits; and
◦with Cause or by Mr. Medzigian other than for Good Reason: (i) the accrued obligations, unless terminated for Cause, in which case Mr. Medzigian's annual bonus for the prior fiscal year immediately preceding such termination will not be paid; and (ii) the other benefits.
The CEO employment agreement also provides that Mr. Medzigian will be subject to one-year non-competition and non-solicitation covenants and other restrictive covenants.

General Philosophy and Objectives
Our executive compensation program includes three primary components: base salary, an annual cash bonus and an annual award of RSUs. The Company's executive compensation philosophy focuses on attracting and retaining a superior management team to maximize stockholder value. The compensation arrangements consist of both base salary and incentive compensation, payable partly in cash and partly in equity, subject to time-based and, in certain instances, performance-based vesting conditions. This program is intended to incentivize our named executive officers to manage the Company in a prudent manner without encouraging unnecessary risk-taking, as well as align executive compensation with the interests of the Company's stockholders over multi-year performance and vesting periods that encourage the retention of key talent. The Compensation Committee believes the best way to maintain the alignment of management and stockholder objectives is to have a material component of executive compensation tied to individual performance toward specific company level goals. The Compensation Committee, with the assistance and advice of its independent compensation consultant, also takes into account the compensation levels for comparable positions at other public hospitality and other REITs. The Compensation Committee reviews the components of our executive compensation program annually to ensure that they continue to meet the evolving needs of the Company.
                     WLT 2021 10-K/A – 11

The Compensation Committee also took into account the unanticipated impact of the COVID-19 pandemic. The COVID-19 pandemic had a significant adverse effect on WLT's performance and financial condition in 2021, which resulted in a continuing suspension of stockholder dividends and caused a significant decrease in WLT's NAV compared to historical levels. At the same time, WLT's response to the COVID-19 pandemic required unprecedented dedication from management, which created additional focus on encouraging the retention of our named executive officers during a time of crisis and extreme uncertainty.
We have maintained the 2015 Equity Incentive Plan (the "Incentive Plan"), which authorizes the issuance of shares of our common stock to our officers, employees, non-employee directors and others who perform services on our behalf through stock-based awards. The purpose of the Incentive Plan is to attract and retain the services of experienced and qualified individuals who are acting on our behalf, in a way that aligns their interests with those of our stockholders. Awards under the 2021 Incentive Plan in the aggregate may not exceed 5,500,000 shares of Class A Common Stock and Class T Common Stock in the aggregate. This amount reflects an increase in share availability under the Plan from 2,000,000 shares to 5,500,000 shares as a result of the Merger. The Incentive Plan is administered by our Compensation Committee, as the "Plan Administrator." When making decisions regarding awards under the Incentive Plan, the Plan Administrator considers various factors. The Plan Administrator may impose conditions on the transfer of RSUs received under the Incentive Plan, and may impose other restrictions and requirements as it may deem appropriate. The Plan Administrator will also establish, as to each RSU issued under the Incentive Plan, the terms and conditions upon which the restrictions on those shares shall lapse.

Compensation Decision-Making Process

Role of the Board of Directors and Compensation Committee
The Board of Directors established the Compensation Committee in connection with the merger and internalization. Our Compensation Committee is responsible for determining the amount and composition of compensation paid to all of our named executive officers with the exception of Mr. Michael Medzigian. With respect to Mr. Medzigian, our Compensation Committee recommends to the Board of Directors, for the Board of Directors' review and approval, the amount and composition of Mr. Medzigian's compensation. Our Compensation Committee exercises its independent discretion in reviewing and approving the executive compensation program, as well as specific compensation levels for each named executive officer. The Compensation Committee reviews and considers the recommendations of Mr. Michael Medzigian with respect to compensation decisions of our named executive officers. The Compensation Committee believes it is valuable to consider the recommendations of Mr. Medzigian with respect to these matters because, given his knowledge of the day-to-day responsibilities of our executive officers, he is in a unique position to provide the Compensation Committee perspective into the performance of our executive officers. In carrying out its role, the Compensation Committee also utilizes market data from publicly available sources and input provided by its independent compensation consultant.
Role of Compensation Consultant
In 2020 FTI was engaged by the Compensation Committee as its independent compensation consultant to provide analysis and make recommendations on a range of matters, including assisting and advising them in connection with structuring and negotiating the employment agreements of Mr. Michael Medzigian and Ms. Sinha that became effective at the closing of the Merger. Subsequent to the Merger, FTI continued to assist and advise the Compensation Committee in connection with executive compensation-related matters. In 2021, Frederic W. Cook & Co., Inc. (“FW Cook”) was engaged by the Compensation Committee as its independent consultant to assist and advise the Compensation Committee in connection with executive compensation-related matters.
Annual Process
The Compensation Committee held eight meetings during 2021, during which compensation related matters were discussed, including 2021 performance objectives. At the end of the year, our Compensation Committee reviews the total compensation of each of our named executive officers for that year. At these meetings, our Compensation Committee also reviews appropriate compensation studies and surveys provided by its independent compensation consultant, and takes into account the recommendations of Mr. Michael Medzigian. After the review, our Compensation Committee finalizes and approves the design of the compensation program for the upcoming year.
Risk and Compensation

Our Compensation Committee regularly considers whether our compensation program encourages our executives to prudently manage enterprise risk. Consistent with our long-term focus, we do not believe that any of our compensation policies and
                     WLT 2021 10-K/A – 12

practices for our named executive officers or any other employee encourage excessive risk-taking. For example, we provide a balanced mix of base salary, annual cash incentives and equity incentives. Our base salary provides a fixed level of income. We balance incentives tied to short-term annual performance with equity incentives for which value is earned over a multiple-year period, typically three years. In this way, our executives are motivated to consider the impact of decisions over the short, intermediate, and long terms.
2021 Performance Goals
In 2021, our Compensation Committee established annual performance goals for 2021, which are summarized below. Given that the performance goals were established following both the merger and internalization and the onset of the COVID-19 pandemic, our Compensation Committee considered them to be more appropriate than strictly mathematical tests. However, in measuring whether the performance goals were achieved, our Compensation Committee did take account of WLT's performance on key metrics as compared to eight similarly situated publicly-traded REITs, discussed further below.

Performance Objective	Weighting
Debt financing strategy for upcoming maturities and expected cash traps	25%
Comparable Hotel RevPar and EBITDA margin growth compared to peers & portfolio EBITDA performance compared to budget	25%
Maintain appropriate corporate liquidity	20%
Develop long-term strategic plan	20%
Complete internalization	10%
Among the achievements in 2021 considered by the Compensation Committee:
• WLT successfully addressed all 2021 debt maturities, refinancing or extending the maturity date on approximately $1.0 billion of debt while utilizing only $33 million of corporate cash. This was achieved with a minimal increase of effective interest rates, which was more than offset through a reduction of scheduled amortization payments, and with improved cash trap tests resulting in accelerated distributions from key hotel assets;
• WLT ranked in the top three of its peers in measuring hotel RevPar growth and EBITDA margin growth, continuing to successfully manage its portfolio through myriad state and local COVID-19 operating restrictions and the emergence of the Delta and Omicron variants;
• WLT successfully managed its corporate liquidity, resulting in no further issuances of Series B Preferred Stock following the initial draw at closing. In addition, as a result of the sale of its select-service portfolio in December 2021, WLT was able to redeem in full its Series A Preferred Stock shortly thereafter; and
• WLT completed internalization ahead of schedule, including the implementation of cloud-based enterprise resource planning.
Taking into account the foregoing, our Compensation Committee considered the compensation of each of our named executive officers for 2021. The Committee determined to maintain Mr. Michael Medzigian’s base salary of $775,000 and to raise the base salaries of the other NEO’s from $561,518 to $1,000,000 in the aggregate. With respect to annual cash bonuses and incentive awards, the Compensation Committee determined that each of the performance objectives was substantially met or exceeded for each named executive officer in 2021. Accordingly, with respect to Mr. Michael Medzigian, the Committee approved a bonus in the amount of $1,685,625 and an RSU award grant to Mr. Medzigian with a grant date fair value of $3.5 million that will vest over three years, 75% based on the achievement of performance measures to be established by the Committee in consultation with Mr. Medzigian and 25% based on time. Additionally, based on the high level of achievement of our other named executive officers in 2021, the Committee approved annual 2021 cash bonus awards of $300,000 for Mr. Zinsmaster and $350,000 for Mr. Brendan Medzigian, and annual 2021 RSU grants of $325,000 for Mr. Zinsmaster and $375,000 for Mr. Brendan Medzigian.3 While the Compensation Committee believes this compensation is appropriate and instrumental to achieving our business strategy, it has been informed by its independent consultants that the compensation of the Company's named executive officers is generally well below that of its peers, as discussed further below.

3 Ms. Sinha resigned from the Company with an effective date of January 21, 2022. Accordingly, Ms. Sinha was not entitled to any year end cash bonus or RSU grants for 2021.
                     WLT 2021 10-K/A – 13

2021 Retention and Severance Program

In an effort to promote employee retention, in 2021 the Company implemented a retention and severance plan for certain employees other than the Chief Executive Officer. The retention portion of the plan generally provides for one-time bonus awards payable 60% in cash and 40% in WLT common stock. Under the severance portion of the program, certain members of senior management will be entitled to a cash payment equal to one times his or her annual base salary. Specific details of the retention and severance plans for Mr. Zinsmaster and Mr. Brendan Medzigian are more specifically set forth below.
Head of Asset Management Retention and Severance Award
In 2021, WLT and Samuel Zinsmaster entered into a retention and severance plan participation agreement. Pursuant to the terms of this agreement, Mr. Zinsmaster will be entitled to, among other things:
•     a retention award of $400,000, payable 60% in cash and 40% in WLT stock at its then current NAV. The retention award is paid at the expiration of 18 months after the date of the award; however, this period is accelerated in the event there is a Change of Control (as defined in Mr. Zinsmaster’s agreement), subject to the terms and conditions of Mr. Zinsmaster’s agreement; and
•a severance payment in the event he is actually or constructively terminated during the eighteen months following a Change of Control. The severance payment will equal the sum of Ms. Zinsmaster’s annual base salary as of the date of termination and the target annual bonus as of the year of termination, subject to the terms and conditions of Mr. Zinsmaster’s agreement.

Head of Transactions Retention and Severance Award
In 2021, WLT and Brendan Medzigian entered into a retention and severance plan participation agreement. Pursuant to the terms of this agreement, Mr. Medzigian will be entitled to, among other things:
•     a retention award of $550,000, payable 60% in cash and 40% in WLT stock at its then current NAV. The retention award is paid at the expiration of 18 months after the date of the award; however, this period is accelerated in the event there is a Change of Control (as defined in Mr. Medzigian’s agreement), subject to the terms and conditions of Mr. Medzigian’s agreement; and
•a severance payment in the event he is actually or constructively terminated during the eighteen months following a Change of Control. The severance payment will equal the sum of Mr. Medzigian’s annual base salary as of the date of termination and the target annual bonus as of the year of termination, subject to the terms and conditions of Mr. Medzigian’s agreement.

Compensation Consultant Analyses
In 2020 our Compensation Committee engaged FTI to provide a study of our compensation for named executive officers compared to the compensation of similar executive officers at similarly situated lodging REITs or, in instances where not enough similar executive officers were found at similarly situated lodging REITs, similar executive officers at other REITs, or what we call our "Peer Employees". Our Peer Employees were selected with respect to each of our named executive officers because their respective position is comparable to the position of our applicable named executive officer, and in most cases their companies' total assets, asset characteristics, revenues, number of employees and market capitalization were comparable to ours. The Committee and FTI consider the Peer Employees to be the most relevant peer group against which to review compensation for each of our named executive officers. Companies from which our Peer Employees were chosen were:

Name of Executive Officer	Company of Peer Employees(a)
Michael G. Medzigian	APLE	DRH	HT	HST	PK	PEB	RLJ	RHP	INN	SHO
Mallika Sinha	APLE	DRH	PK	PEB	RLJ	PEB	RHP	INN	SHO	XHR
Samuel C. Zinsmaster	AHH	EPR	HTA	LADR	DOC	SRC	WPC	WSR
Brendan M. Medzigian	APLE	DRH	HST	PK	PEB	SHO	XHR
__________
                     WLT 2021 10-K/A – 14

(a)AHH: Armada Hoffler Properties, Inc.; APLE: Apple Hospitality REIT, Inc.; DRH: DiamondRock Hospitality; DOC: Physicians Realty Trust; EPR: EPR Properties; HTA: Healthcare Trust of America, Inc.; HST: Host Hotels & Resorts, Inc.; HT: Hersha Hospitality Trust; INN: Summit Hotel Properties, Inc.; LADR: Ladder Capital Corp; PEB: Pebblebrook Hotel Trust; PK: Park Hotels & Resorts Inc.; RLJ: RLJ Lodging Trust; RHP: Ryman Hospitality Partners, Inc.; SHO: Sunstone Hotel Investors, Inc.; SRC: Spirit Realty Capital, Inc.; WPC: W.P. Carey Inc.; WSR: Whitestone REIT; XHR: Xenia Hotels & Resorts, Inc.

In 2021 our Compensation Committee engaged FW Cook to provide a study of the compensation of our named executive officers compared to the compensation of executive officers at the following eleven similarly situated lodging peer REITs:

Peer Lodging REITs
APLE	DRH	HT	HST	PK	PEB	RLJ	RHP	INN	SHO	XHR

FW Cook’s study provided both a comparison of our named executive officers against similar functional roles at peer REITs and against executives with the same pay ranking as our named executive officers.4 The Committee and FW Cook considered this approach to be the most appropriate approach as it provided multiple sets of data, especially in cases where fewer functional equivalents available. FW Cook’s study also noted that salaries were trending upwards at a faster rate compared to historical averages, and that its analysis was using the prior year’s publicly available data of peer REITs. Finally, FW Cook’s study concluded that the total compensation of the Company's named executive officers is generally well below its peers under both sets of comparisons.

Following the review of the study of its independent consultant and considering the experience and skill level of each executive, our Compensation Committee sets an appropriate base salary for the named executive officers along with target bonuses and equity awards for the following year.5 While the Compensation Committee examines market data, including data derived from its independent compensation consultants, the Compensation Committee also takes into consideration a number of qualitative factors and individual assessments in arriving at an appropriate compensation package for each individual executive officer and the Compensation Committee does not set the compensation of the named executive officers to a particular percentile of the Peer Employees or any single component thereof, such as base salary, total cash compensation, incentive compensation or total compensation. Instead, the Compensation Committee reviews the compensation information to inform itself of the compensation amounts paid by the Company's competitors to their executive officers and therefore required for executive officer recruitment and retention.
Subsequent to the end of the year and once the financial results for the prior year are available, our Compensation Committee reviews the achievement of the components of the cash incentive program and individual objectives. Based on this review, as well as the input of its independent compensation consultant, our Compensation Committee finalizes and approves the annual cash and equity (RSU) incentive compensation for the prior year. Additionally, utilizing the input of independent compensation consultant, our Compensation Committee finalizes the structure of the current year annual cash incentive compensation program and the amount and structure of the long-term equity incentive awards. We believe our programs are effectively designed and working well in alignment with the interests of our stockholders and are instrumental to achieving our business strategy.

4 For example, FW Cook compared Ms. Sinha’s compensation against both Chief Financial Officers and the second highest compensated officers at peer companies.
5 For 2021, our Compensation Committee utilized the study of FTI for establishing base salary as well as target bonuses and equity awards. Thereafter, our Compensation Committee utilized the study of FW Cook for finalizing 2021 bonuses and equity awards.
                     WLT 2021 10-K/A – 15

Executive Compensation Tables

Summary Compensation Table

Name and Principal Position	Year	Salary (a)	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (b)	Total
Michael G. Medzigian	2021	$775,000	$1,685,625	$3,500,000	$—	$39,731	$6,000,356
	2020	420,511	823,438	6,787,029	—	39,800	8,070,778
Mallika Sinha	2021	400,000	—	—	—	—	400,000
	2020	209,919	425,000	465,000	—	—	1,099,919
Samuel C. Zinsmaster	2021	300,000	300,000	325,000	—	—	925,000
	2020	188,626	112,000	300,000	—	—	600,626
Brendan M. Medzigian	2021	300,000	350,000	375,000	—	—	1,025,000
	2020	162,973	230,000	300,000	—	—	692,973

__________
(a)Prior to April 13, 2020, we had no employees and did not directly compensate any officers, including named executive officers. Amounts shown in the "Salary" column for 2020 reflect our direct compensation expenses subsequent to April 13, 2020. Other than with respect to Mr. Michael Medzigian, amounts shown in the "Bonus" column for 2020 reflect bonuses earned for a full year of service by each individual, including time such individuals were employed by our former advisor or subadvisor. With respect to Mr. Medzigian, the amount shown in the "Bonus" column for 2020 reflects bonus earned subsequent to April 13, 2020.
(b)For 2020 and 2021, amount includes guest accompaniment while on business travel at WLT-owned hotels, limited use of personal assistant office time, administrative support and parking benefits.

Narrative Explanation of Certain Aspects of Summary Compensation Table
Amounts shown in the "Stock Awards" column above consist of awards of time-based RSU, and reflect the aggregate grant date fair value of awards of RSUs, as computed in accordance with FASB ASC Topic 718. Except with respect to Mr. Michael Medzigian, the shares of restricted stock vest ratably over a period of three years from grant date. With respect to Mr. Michael Medzigian’s 2021 grant, 25% of the shares vest subject to the Board of Directors' approval of Mr. Medzigian's performance and 75% vest with regard to time only based on continued employment. With respect to Mr. Michael Medzigian’s 2020 grant, (i) 525,855 RSUs vest ratably over a period of four years from the grant date, with 75% of each tranche vesting with regard to time only based on continued employment, and with 25% of each tranche vesting with regard to time but subject to the sole discretion of the Board of Directors that all or any portion of such tranche should not vest (i.e., forfeited for no consideration) based on WLT's or Mr. Medzigian's performance and (ii) 725,952 RSUs vest ratably over a period of three years from the grant date, with 75% of each tranche vesting with regard to time only based on continued employment, and with 25% of each tranche vesting subject to the Board of Directors' approval of WLT's or Mr. Medzigian's performance. Recipients of RSUs are entitled to dividends or distributions paid or made on the underlying shares of restricted stock but only as and when the restricted shares to which the dividends or other distributions are attributable become vested. Dividends or distributions made prior to such date will be held by WLT and transferred to the recipient on the date that the restricted shares become vested.

2021 Grants of Plan-Based Awards

Name and Principal Position	Grant Date	Committee Approval Date	Number of Shares of Stock	Grant Fair Value of Awards (a)
Michael G. Medzigian	4/13/2021	3/26/2021	544,464	$3,000,000
Michael G. Medzigian	4/13/2021	3/26/2021	181,488	1,000,000
Mallika Sinha	4/9/2021	2/18/2021	84,392	465,000
Samuel C. Zinsmaster	4/9/2021	2/18/2021	54,446	299,997
Brendan M. Medzigian	4/9/2021	2/18/2021	54,446	299,997
_________
                     WLT 2021 10-K/A – 16

(a)“Grant Fair Value of Awards” is computed in accordance with FASB ASC Topic 718.

2021 Equity Awards at Fiscal Year End

Name and Principal Position	Number of Shares of Stock that have not Vested	Market Value of Shares of Stock that have not Vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
Michael G. Medzigian	1,174,789	$6,473,087	N/A	N/A
Mallika Sinha	132,789	731,666	N/A	N/A
Samuel C. Zinsmaster	86,906	478,854	N/A	N/A
Brendan M. Medzigian	25,658	141,377	N/A	N/A
2021 Stock Vested

Name and Principal Position	Vesting Date	Number of Shares of Stock Vested	Value Realized on Vesting
Michael G. Medzigian	4/13/2021	131,464	$724,365
Mallika Sinha	4/9/2021	24,198	133,333
Samuel C. Zinsmaster	4/9/2021	23,866	131,503
Brendan M. Medzigian	4/9/2021	14,295	78,768

Change of Control Provisions
For a description of our executive officers’ agreements related to payments in connection with a change of control, please see CEO Employment Agreement and 2021 Retention and Severance Program.

Anti-Hedging and Anti-Pledging Policies

WLT has adopted an insider trading policy that contains restrictions on hedging and pledging securities issued by WLT. With respect to hedging, directors, named executive officers, officers and employees are prohibited from engaging in any hedging or monetization transactions involving any securities issued by us. With respect to pledging, directors, named executive officers, officers and employees are prohibited from holding securities issued by us in a margin account or pledging these securities as collateral for a loan.

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Michael Medzigian, our Chief Executive Officer ("CEO"). We consider the pay ratio specified below to be a reasonable estimate, calculated in a manner that is intended to be consistent with Item 402(u) of Regulation S-K.
For 2021, our last completed fiscal year:
•the median of the annual total compensation of all of our employees (other than our CEO) was $165,327; and
•the annual total compensation of our CEO, as reported in the Summary Compensation Table included in this proxy statement, was $6,000,356.
Based on this information, for 2021, the annual total compensation of our CEO was approximately 36 times the median of the annual total compensation of all of our employees (other than the CEO).

                     WLT 2021 10-K/A – 17

Determining the Median Employee

During 2021, the employee the Company had previously identified as the median employee left the Company. In selecting a new median employee, we chose December 31, 2021, as the date for establishing our employee population used to identify the median employee. As of such date, our employee population consisted of 32 individuals. To identify the median employee from our employee population, we used total cash compensation earned in 2021. In identifying the median employee, we annualized the compensation of all permanent employees who were hired in 2021. With respect to the annual total compensation of the median employee, we calculated such employee’s compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which includes salary, cash bonus, equity awards, and other perquisites required to be disclosed under SEC rules.

Report of the Compensation Committee
The Compensation Committee of the Board of Directors of Watermark Lodging Trust, Inc. (the ‘‘Company’’) has reviewed and discussed with management the Compensation Discussion and Analysis contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders (the ‘‘Proxy Statement’’) and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be incorporated in WLT’s 2021 annual report on Form 10-K.

Compensation Committee of the Board of Directors
Katherine G. Lugar
Charles S. Henry
Robert E. Parsons
Simon M. Turner

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Ownership of Certain Beneficial Owners and Management
‘‘Beneficial Ownership’’ as used herein has been determined in accordance with the rules and regulations of the SEC and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.
The following table shows how many shares of WLT’s Class A Common Stock were owned, as of April 20, 2022, by the Directors and Named Executive Officers and each person known to the Company to own beneficially more than 5% of outstanding shares. Directors and Named Executive Officers who owned no shares are not listed in the table. None of the persons named below owns any Class T Common Stock and there are no beneficial owners of more than 5% of the Class T Common Stock. The business address of the Directors and Named Executive Officers listed below is the address of our principal executive office, 150 North Riverside Plaza, Suite 4200, Chicago, Illinois 60606.

                     WLT 2021 10-K/A – 18

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (a)	Percentage of Total Common Stock Outstanding
W. P. Carey Inc. (b)	12,208,243	5.33%
Michael G. Medzigian (c)	3,003,874	1.31%
Charles S. Henry	74,190	*
Michael D. Johnson	74,190	*
Katherine G. Lugar	39,987	*
Robert E. Parsons, Jr.	82,965	*
William H. Reynolds, Jr.	74,237	*
Simon M. Turner	39,832	*
Brendan M. Medzigian	29,687	*
Mallika Sinha	11,319	*
Samuel C. Zinsmaster	66,203	*
All Directors and Executive Officers as a Group (10 Individuals)	3,496,484	1.53%
* Less than 1% of Class A Common Stock
(a)Share amounts may not sum to total due to rounding of fractional shares.
(b)W. P. Carey was the beneficial owner of 12,208,243 shares in the aggregate at April 20, 2022. As of that date, W. P. Carey had shared dispositive power and shared voting power with respect to 12,208,243 shares.
(c)Shares are held by the Michael G. Medzigian Revocable Trust and Watermark Capital Partners, LLC. Includes 2,417,996 shares issuable upon the exchange of operating partnership units.
The Purchaser of the Series B Preferred Stock also owns the Warrants, which entitle the Purchaser to purchase 16,778,446 OP Units for a nominal exercise price, which in turn may be redeemed by the Purchaser for cash or, at our election, shares of our Class A common stock on a one-for-one basis. The Warrants and OP Units issued on exercise of the Warrants, will participate in all distributions paid by us on shares of our Class A common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions in 2021

In connection with the internalization, we entered into a transition services agreement with WPC under which WPC agreed to continue to make available to us all of the services that WPC provided to CWI 2 prior to the merger. The term of this transition services agreement is generally 12 months from the effective date of the internalization transaction, with some services surviving for an additional period of time. WPC will be paid its costs of providing the services and will be reimbursed for all expenses of providing the services. During 2021, we incurred costs of $0.3 million under this agreement, all of which was paid during 2021.

Policies and Procedures with Respect to Related Party Transactions
All of the transactions that we enter into with related persons, such as our Directors, Officers, and their immediate family members, must be, after disclosure of such affiliation, approved or ratified by a majority of our Directors (including a majority of Independent Directors) who are not otherwise interested in the transaction. In addition, such Directors and Independent Directors must determine that (i) the transaction is in all respects on such terms as, at the time of the transaction and under the circumstances then prevailing, fair and reasonable to our stockholders, and (ii) the terms of such transaction are at least as favorable as the terms then prevailing for comparable transactions made on an arm's-length basis. In addition, our Charter provided that we may purchase or lease an asset or assets from advisors, our Directors or their respective affiliates if a majority of our Directors (including a majority of Independent Directors) not otherwise interested in the transaction determines that: (a) such transaction is fair and reasonable to us and at a price equal to the cost of the asset to our advisor, our Directors or their respective affiliates, or (b) if the price to us is in excess of such cost, that a substantial justification for such excess is reasonable.

                     WLT 2021 10-K/A – 19

Item 14. Principal Accounting Fees and Services.

Fees Billed by PricewaterhouseCoopers LLP During Fiscal Years 2021 and 2020

The following table sets forth the approximate aggregate fees billed to the Company during fiscal years 2021 and 2020 by PricewaterhouseCoopers LLP, categorized in accordance with the rules and regulations of the SEC:

	2021	2020
Audit Fees (a)	$1,180,000	$1,819,500
Audit-Related Fees	—	—
Tax Fees (b)	—	56,200
All Other Fees	1,000	—
Total Fees	$1,181,000	$1,875,700
___________
(a)Audit Fees: this category consists of fees for professional services rendered for the audits of WLT's audited 2021 and 2020 financial statements, the review of the financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30 for each of the 2021 and 2020 fiscal years and audit services related to the merger with CWI 1 for 2020 (as well as other audit services, including Form 8-K review).
(b)Tax Fees: this category consists of fees for tax compliance consultation services.
Pre-Approval by Audit Committee
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Independent Registered Public Accounting Firm. These services may include audit services, audit- related services, tax services and other services. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of services. The Independent Registered Public Accounting Firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the Independent Registered Public Accounting Firm in accordance with such pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.
If a non-audit service is required before the Audit Committee’s next scheduled meeting, the Committee has delegated to its Chairman, the authority to approve such services on its behalf, provided that such action is reported to the Committee at its next meeting.

Audit Committee Matters

The Audit Committee meets on a regular basis at least quarterly and throughout the year as necessary. The Audit Committee's primary function is to assist the Board of Directors in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements and our independence qualifications, and the performance of our internal audit function and Independent Registered Public Accounting Firm, all in accordance with the Audit Committee charter. The Directors who serve on the Audit Committee are all "independent" as defined in our Bylaws, the New York Stock Exchange listing standards and applicable rules of the Securities and Exchange Commission ("SEC"). The Audit Committee is currently comprised of Michael D. Johnson, Robert E. Parsons, Jr., William H. Reynolds, Jr. and Simon M. Turner (Chairman). The Board of Directors has determined that Mr. Turner, an Independent Director, and Mr. Parsons, an Independent Director, are each a "financial expert" as defined in Item 407 of Regulation S-K under the Securities Act of 1933, as amended (the "Securities Act"). The Board of Directors has adopted a formal written charter for the Audit Committee, which can be found on our website (www.watermarklodging.com) in the "Corporate Governance" section.
                     WLT 2021 10-K/A – 20

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The exhibit listed below is filed with this amendment.

Exhibit No.	Description	Method of Filing

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
                     WLT 2021 10-K/A – 21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watermark Lodging Trust, Inc.
Date:	April 27, 2022
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

                     WLT 2021 10-K/A – 22

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
                     WLT 2021 10-K/A – 23