Form 10-Q
period 2022-03-31
Watermark Lodging Trust, Inc.
filed 2022-05-12
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Registrant has 168,067,403 shares of Class A common stock, $0.001 par value, and 61,095,773 shares of Class T common stock, $0.001 par value, outstanding at May 5, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements regarding: the impact of the July 2020 Capital Raise (as defined herein), our expectations regarding the impacts on our business of the outbreak of the novel coronavirus (“COVID-19”) pandemic, the impact of hurricanes and other natural disasters on certain hotels, including the condition of the properties and cost estimates, and the impact of rising fuel prices and inflation generally on the travel industry and demand for hotels. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to effects of pandemics and global outbreaks of contagious diseases or the fear of such outbreaks, like the current COVID-19 pandemic, and risks relating to the outbreak of hostilities in Ukraine, could also have material adverse effects on our business, financial condition, liquidity, results of operations, modified funds from operations (“MFFO”), and prospects. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022 (the “2021 Annual Report”). Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

WLT 3/31/2022 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

WATERMARK LODGING TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Investments in real estate:
Hotels, at cost	$2,962,592	$2,956,929
Accumulated depreciation	(407,282)	(383,337)
Net investments in hotels	2,555,310	2,573,592
Equity investment in real estate	11,425	12,705
Operating lease right-of-use assets	42,077	43,671
Cash and cash equivalents	178,705	249,478
Intangible assets, net	68,766	69,464
Restricted cash	106,032	99,000
Accounts receivable, net	89,467	82,925
Other assets	36,531	30,690
Total assets	$3,088,313	$3,161,525
Liabilities
Non-recourse debt, net	$1,961,382	$1,958,741
Mandatorily redeemable preferred stock	204,387	256,731
Accounts payable, accrued expenses and other liabilities	205,854	190,701
Operating lease liabilities	83,229	83,089
Total liabilities	2,454,852	2,489,262
Commitments and contingencies (Note 9)
Equity
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 167,689,164 and 167,689,164 shares, respectively, issued and outstanding	168	168
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 61,095,773 and 61,095,773 shares, respectively, issued and outstanding	61	61
Additional paid-in capital	1,643,271	1,642,495
Distributions and accumulated losses	(1,034,721)	(994,634)
Accumulated other comprehensive income	4,297	148
Total stockholders’ equity	613,076	648,238
Noncontrolling interests	20,385	24,025
Total equity	633,461	672,263
Total liabilities and equity	$3,088,313	$3,161,525

See Notes to Consolidated Financial Statements.
WLT 3/31/2022 10-Q – 2

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Hotel Revenues
Rooms	$118,308	$61,250
Food and beverage	49,961	21,463
Other operating revenue	21,825	13,015
Business interruption income	—	545
Total Hotel Revenues	190,094	96,273
Expenses
Rooms	27,350	14,627
Food and beverage	36,432	17,167
Other hotel operating expenses	7,712	4,783
Property taxes, insurance, rent and other	25,133	24,224
General and administrative	19,169	12,286
Sales and marketing	14,264	8,480
Repairs and maintenance	7,618	5,557
Management fees	6,399	2,513
Utilities	5,540	4,667
Depreciation and amortization	26,045	31,882
Total Hotel Operating Expenses	175,662	126,186
Corporate general and administrative expenses	7,478	7,257
Loss (gain) on property-related insurance claims, net	250	(1,166)
Total Expenses	183,390	132,277
Operating Income (Loss)	6,704	(36,004)
Interest expense	(34,537)	(42,383)
Loss on extinguishment of debt	(13,863)	—
Equity in losses of equity method investments in real estate, net	(1,670)	(3,920)
Other income, net	469	77
Loss before income taxes	(42,897)	(82,230)
Provision for income taxes	(531)	(125)
Net Loss	(43,428)	(82,355)
Loss attributable to noncontrolling interests	3,341	6,788
Net Loss Attributable to Common Stockholders	(40,087)	(75,567)

Class A Common Stock
Net loss attributable to Common Stockholders	$(29,382)	$(55,367)
Basic and diluted weighted-average shares outstanding	167,689,164	167,466,809
Basic and diluted loss per share	$(0.18)	$(0.33)

Class T Common Stock
Net loss attributable to Common Stockholders	$(10,705)	$(20,200)
Basic and diluted weighted-average shares outstanding	61,095,773	61,099,580
Basic and diluted loss per share	$(0.18)	$(0.33)

See Notes to Consolidated Financial Statements.
WLT 3/31/2022 10-Q – 3

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net Loss	$(43,428)	$(82,355)
Other Comprehensive Income
Unrealized gain on derivative instruments	4,149	239
Comprehensive Loss	(39,279)	(82,116)

Amounts Attributable to Noncontrolling Interests
Net loss	3,341	6,788
Unrealized gain on derivative instruments	—	(2)
Comprehensive loss attributable to noncontrolling interests	3,341	6,786
Comprehensive Loss Attributable to Common Stockholders	$(35,938)	$(75,330)

See Notes to Consolidated Financial Statements.

WLT 3/31/2022 10-Q – 4

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	167,689,164	$168	61,095,773	$61	$1,642,495	$(994,634)	$148	$648,238	$24,025	$672,263
Net loss						(40,087)		(40,087)	(3,341)	(43,428)
Shares issued under share incentive plans	—	—	—	—	776			776	—	776
Distributions to noncontrolling interests								—	(299)	(299)
Other comprehensive income							4,149	4,149	—	4,149
Balance at March 31, 2022	167,689,164	$168	61,095,773	$61	$1,643,271	$(1,034,721)	$4,297	$613,076	$20,385	$633,461

Balance at January 1, 2021	167,441,281	$167	61,102,438	$61	$1,655,554	$(911,863)	$(724)	$743,195	$43,221	$786,416
Net loss						(75,567)		(75,567)	(6,788)	(82,355)
Shares issued under share incentive plans	—	—	—	—	296			296		296
Stock-based compensation to directors	27,223	—			150			150		150
Other comprehensive income							237	237	2	239
Repurchase of shares	(1,730)	—	(6,665)	—	(44)			(44)		(44)
Balance at March 31, 2021	167,466,774	$167	61,095,773	$61	$1,655,956	$(987,430)	$(487)	$668,267	$36,435	$704,702

See Notes to Consolidated Financial Statements.

WLT 3/31/2022 10-Q – 5

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows — Operating Activities
Net loss	$(43,428)	$(82,355)
Adjustments to net loss:
Depreciation and amortization	26,045	31,882
Net loss on extinguishment of debt	13,863	—
Amortization of fair value adjustments, deferred financing costs and other	6,409	11,560
Equity in losses of equity method investments in real estate, net	1,670	3,920
Amortization of stock-based compensation expense	776	446
Loss (gain) on property-related insurance claims	250	(1,166)
Business interruption income	—	(545)
Net changes in other assets and liabilities	9,422	5,822
Net decrease in operating lease right-of-use assets	1,571	1,245
Funding of remediation work	(917)	(36)
Insurance proceeds for remediation work due to property damage	585	16
Net increase in operating lease liabilities	140	97
Repayment of key money and other deferred incentive payments	—	(748)
Business interruption insurance proceeds	—	545
Decrease in due to related parties and affiliates	—	(206)
Net Cash Provided by (Used in) Operating Activities	16,386	(29,523)

Cash Flows — Investing Activities
Capital expenditures	(7,853)	(4,717)
Capital contributions to equity investments in real estate	(390)	(790)
Property insurance proceeds	273	1,309
Net Cash Used in Investing Activities	(7,970)	(4,198)

Cash Flows — Financing Activities
Payments and prepayments of mortgage principal	(211,995)	(5,889)
Proceeds from mortgage financings	209,979	839
Redemption of Series A Preferred Stock	(65,000)	—
Deferred financing costs	(4,253)	(602)
Other financing activities, net	(589)	56
Distributions to noncontrolling interests	(299)	—
Payment of distribution and shareholder servicing fee	—	(798)
Repurchase of shares	—	(44)
Net Cash Used in Financing Activities	(72,157)	(6,438)

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net decrease in cash and cash equivalents and restricted cash	(63,741)	(40,159)
Cash and cash equivalents and restricted cash, beginning of period	348,478	251,464
Cash and cash equivalents and restricted cash, end of period	$284,737	$211,305
See Notes to Consolidated Financial Statements.
WLT 3/31/2022 10-Q – 6

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

Substantially all of our assets and liabilities are held by, and all of our operations are conducted through CWI 2 OP, LP (the “Operating Partnership”) and we are a general partner and a limited partner of, and owned a 99.0% capital interest in, the Operating Partnership, as of March 31, 2022. Watermark Capital Partners, LLC (“Watermark Capital”), which is 100% owned by Mr. Michael G. Medzigian, our Chief Executive Officer, held the remaining 1.0% in the Operating Partnership as of March 31, 2022.

We held ownership interests in 25 hotels as of March 31, 2022, including 24 hotels that we consolidated (“Consolidated Hotels”) and one hotel that we recorded as an equity investment (“Unconsolidated Hotels”).

Proposed Merger

On May 6, 2022, the Company, along with the Operating Partnership, entered into a definitive merger agreement with affiliates of private real estate funds managed by Brookfield (“Brookfield”) under which Brookfield will acquire all of the outstanding shares of common stock of the Company in an all-cash transaction. Completion of the transaction is subject to certain closing conditions, including the approval of our shareholders. The proposed transaction is expected to close in the fourth quarter of 2022. See Note 13 for further information.

COVID-19, Management’s Plans and Liquidity

The COVID-19 pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows and will continue to do so for the reasonably foreseeable future. As of May 12, 2022, all of our hotels are open but many are operating at significantly reduced levels of occupancy and staffing. Although results improved relative to 2021, we cannot estimate with certainty when travel demand will fully recover or how new variants of COVID-19 could impact recovery. We have generally seen improving demand at our properties as government-imposed restrictions and limitations on travel and large gatherings have loosened and as the vaccines have become more widely available. We expect the recovery to continue to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. Governmental and business efforts to encourage or mandate vaccinations, and public adoption rates of vaccines, have impacted and continue to impact the recovery from the COVID-19 pandemic and have had and may continue to have disruptive effects on certain segments of the labor market. Individual ability or desire to travel and corporate travel policies will continue to be impacted by the COVID-19 pandemic and affect the recovery of our properties. The ultimate severity and duration of the COVID-19 pandemic and its effects, and the emergence of variants, are uncertain, including whether COVID-19 will become
WLT 3/31/2022 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)
endemic or cyclical in nature. Given these uncertainties, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

As of March 31, 2022, we had cash and cash equivalents of $178.7 million. As of March 31, 2022, the mortgage loans for our Consolidated Hotels had an aggregate principal balance totaling $2.0 billion outstanding, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $25.0 million for items such as taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. We have continued to work with our lenders to address loans with near-term mortgage maturities and have refinanced or extended the maturity date of four Consolidated Hotel mortgage loans, aggregating $285.4 million of indebtedness, during the three months ended March 31, 2022. Of the $2.0 billion aggregate principal balance indebtedness outstanding as of March 31, 2022, approximately $1.1 billion is scheduled to mature during the 12 months after the date of this Report, which included a total of $251.9 million that has been refinanced subsequent to March 31, 2022. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender.

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

Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements of and accompanying notes for the year ended December 31, 2021, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity (“VIE”), and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2021 Annual Report.

WLT 3/31/2022 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)
As of both March 31, 2022 and December 31, 2021, we considered one entity to be a VIE, which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIE included in the consolidated balance sheets (in thousands):

	March 31, 2022	December 31, 2021
Net investments in hotels	$263,692	$264,984
Intangible assets, net	28,655	28,819
Total assets	324,555	315,088

Non-recourse debt, net	$177,450	$178,029
Total liabilities	202,439	201,557

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$178,705	$249,478
Restricted cash	106,032	99,000
Total cash and cash equivalents and restricted cash	$284,737	$348,478

Note 3. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Buildings	$2,001,119	$2,002,614
Land	574,648	574,648
Building and site improvements	188,228	187,019
Furniture, fixtures and equipment	166,537	166,316
Construction in progress	32,060	26,332
Hotels, at cost	2,962,592	2,956,929
Less: Accumulated depreciation	(407,282)	(383,337)
Net investments in hotels	$2,555,310	$2,573,592

During the three months ended March 31, 2022 and 2021, we retired fully depreciated furniture, fixtures and equipment aggregating $1.0 million and $5.9 million, respectively. During the three months ended March 31, 2022 and 2021, we recorded net write-offs of fixed assets resulting from property damage insurance claims of $1.6 million and $0.1 million, respectively. Depreciation expense was $25.3 million and $31.1 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and December 31, 2021, accrued capital expenditures were $1.8 million and $1.0 million, respectively, representing non-cash investing activity.

Note 4. Equity Investments in Real Estate

As of March 31, 2022, we owned an equity interest in one Unconsolidated Hotel with an unrelated third party. We did not control the venture that owns this hotel, but we exercised significant influence over it. We accounted for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our former advisor that we incur and other-than-temporary impairment charges, if any).

WLT 3/31/2022 10-Q – 9

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

The following table sets forth our ownership interest in our equity investment in real estate and its carrying value. The carrying value of this venture is affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at
					March 31, 2022	December 31, 2021
Ritz-Carlton Philadelphia Venture (a)	PA	301	60.0%	Full-service	$11,425	$12,705
___________
(a)We contributed $0.4 million to this investment during the three months ended March 31, 2022.

The following table sets forth our share of equity in losses from our Unconsolidated Hotels, which is based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Unconsolidated Hotels	2022	2021
Ritz-Carlton Philadelphia Venture	$(1,670)	$(3,063)
Hyatt Centric French Quarter Venture (a)	—	(857)
Total equity in losses of equity method investments in real estate, net	$(1,670)	$(3,920)
___________
(a) On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party. Upon completion of the acquisition, the Company owns 100% of this hotel and consolidates its real estate interest in this hotel therefore these amounts represent the equity in losses prior to the acquisition.

No other-than-temporary impairment charges were recognized during the three months ended March 31, 2022 or 2021.

As of March 31, 2022 and December 31, 2021, the unamortized basis difference on our equity investment was $1.4 million and $1.5 million, respectively. Net amortization of basis differences reduced the carrying values of our equity investments by less than $0.1 million during both the three months ended March 31, 2022 and 2021.

Note 5. Intangible Assets

Intangible assets are summarized as follows (dollars in thousands):

		March 31, 2022			December 31, 2021
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 - 55	$72,400	$(11,411)	$60,989	$72,400	$(11,037)	$61,363
Trade name	8	9,400	(2,314)	7,086	9,400	(2,024)	7,376
Other intangible assets	5 - 17	900	(209)	691	1,013	(288)	725
Total intangible assets, net		$82,700	$(13,934)	$68,766	$82,813	$(13,349)	$69,464

Net amortization of intangibles was $0.7 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. Amortization of intangibles is included in Depreciation and amortization and Property tax, insurance, rent and other in the consolidated financial statements.

WLT 3/31/2022 10-Q – 10

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

Items Measured at Fair Value on a Recurring Basis

Derivative Assets and Liabilities — Our derivative assets, which are included in Other assets in the consolidated financial statements, are comprised of interest rate caps and our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps (Note 7).

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three months ended March 31, 2022 or 2021. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expense) in the consolidated financial statements.

Our non-recourse debt, net which we have classified as Level 3, had a carrying value of $2.0 billion as of both March 31, 2022 and December 31, 2021, and an estimated fair value of $2.0 billion as of both March 31, 2022 and December 31, 2021. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

Our Series B preferred stock, which we have classified as Level 3, had a carrying value of $204.4 million and $201.7 million as of March 31, 2022 and December 31, 2021, respectively, and an estimated fair value of $242.8 million and $247.0 million as of March 31, 2022 and December 31, 2021, respectively.

Our Series A preferred stock, which we had classified as Level 3, had a carrying value of $55.1 million as of December 31, 2021 and an estimated fair value of $65.0 million as of December 31, 2021. On January 25, 2022, the Company redeemed the 1,300,000 shares of Series A Preferred Stock at the liquidation preference of $50.00 per share for a total of $65.0 million. See Note 12 for further discussion.

See Note 12 for information on the measurement of fair value of the Series A and Series B Preferred Stock and Warrants.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of both March 31, 2022 and December 31, 2021.

WLT 3/31/2022 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. We did not recognize any impairment charges during the three months ended March 31, 2022 or 2021.

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instruments policies from what was disclosed in the 2021 Annual Report.
The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest rate caps	Other assets	$3,835	$381	$—	$—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(406)	(2,023)
		$3,835	$381	$(406)	$(2,023)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements.

At both March 31, 2022 and December 31, 2021, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized gains of $4.0 million and $0.1 million in Other comprehensive income on derivatives in connection with our interest rate swaps and caps during the three months ended March 31, 2022 and 2021, respectively.

We reclassified $0.2 million and $0.1 million from Other comprehensive income on derivatives into Interest expense during the three months ended March 31, 2022 and 2021, respectively.

Amounts reported in Other comprehensive income related to our interest rate swap and caps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. As of March 31, 2022, we estimated that an additional $0.8 million will be reclassified, resulting in a reduction to interest expense, during the next 12 months related to our interest rate swaps and caps.

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
WLT 3/31/2022 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels as of March 31, 2022 and December 31, 2021 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of Instruments at		Notional Amount at		Fair Value at
Interest Rate Derivatives	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest rate caps	12	10	$858,772	$627,955	$3,835	$381
Interest rate swaps	2	2	185,295	185,295	(406)	(2,023)
			$1,044,067	$813,250	$3,429	$(1,642)

Credit Risk-Related Contingent Features

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of both March 31, 2022 and December 31, 2021, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $0.6 million and $2.3 million as of March 31, 2022 and December 31, 2021, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of March 31, 2022 or December 31, 2021, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.6 million and $2.3 million, respectively.

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	March 31, 2022	December 31, 2021
Fixed rate	3.8% – 4.9%	06/21(b) – 08/23	$870,478	$951,318
Variable rate (c)	2.5% – 9.0%	08/22 – 01/25	1,090,904	1,007,423
			$1,961,382	$1,958,741
___________
(a)Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.
(b)See discussion below on the Courtyard Times Square West mortgage loan, which matured on June 1, 2021.
(c)The interest rate range presented for these mortgage loans reflect the rates in effect as of March 31, 2022 through the use of an interest rate swap or cap, when applicable.

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. As of March 31, 2022, we have effectively entered into cash management agreements with the lenders on 18 of our 24 Consolidated Hotel mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses.

WLT 3/31/2022 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Financing Activity During 2022

On January 14, 2022, we refinanced the $81.4 million San Diego Marriott La Jolla non-recourse mortgage loan with a new mortgage loan of $97.7 million, of which $83.2 million was funded at closing, with the remaining balance available to fund planned renovations at the hotel. The loan has a floating annual interest rate, subject to an interest rate cap, and a maturity date of January 2025, with two one-year extension options, subject to certain conditions. We recognized a loss on extinguishment of debt of $4.1 million during the three months ended March 31, 2022.

On January 21, 2022, we refinanced the $87.1 million San Jose Marriott non-recourse mortgage loan and the $34.6 million Le Méridien Arlington non-recourse mortgage loan with a new mortgage loan of $135.5 million encumbering both hotels, of which $126.2 million was funded at closing, with the remaining balance available to fund planned renovations at the hotel. The hotels encumbered by the mortgage loan are cross-collateralized. The loan has a floating annual interest rate, subject to an interest rate cap, and a maturity date of January 2025, with two one-year extension options, subject to certain conditions. We recognized a loss on extinguishment of debt of less than $0.1 million during the three months ended March 31, 2022.

On March 14, 2022, the $80.0 million outstanding non-recourse mortgage loan on Renaissance Chicago Downtown was modified to extend the maturity date from July 1, 2022 to January 1, 2023 and included a principal paydown of $4.0 million. This extension was accounted for as a loan modification and no gain or loss was recognized.

Financing Activity During 2021

On March 5, 2021, we refinanced the $190.0 million Ritz-Carlton Key Biscayne non-recourse mortgage loan, which extended the maturity date of the loan from August 2021 to August 2023. The principal balance and interest rate remain unchanged. This refinancing was accounted for as a loan modification and no gain or loss was recognized.

On March 15, 2021, we refinanced the $45.5 million Equinox Golf Resort & Spa non-recourse mortgage loan, which extended the maturity date of the loan from March 2021 to March 2023. The principal balance and interest rate remain unchanged. This refinancing was accounted for as a loan modification and no gain or loss was recognized.

Courtyard Times Square West

The $59.2 million outstanding mortgage loan on Courtyard Times Square West matured on June 1, 2021 and we have not paid off the outstanding principal balance. The loan does not have any cross-default provisions with our other mortgage obligations. We are currently in the process of exploring various options as it relates to this asset, including but not limited to, surrendering the property back to the lender.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2022 and each of the next four calendar years following December 31, 2022 are as follows (in thousands):

Years Ending December 31,	Total
2022 (remainder)	$910,965
2023	527,464
2024	329,910
2025	209,417
2026	—
Total principal payments	1,977,756
Unamortized deferred financing costs	(10,401)
Unamortized fair value discount	(5,973)
Total	$1,961,382

WLT 3/31/2022 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Note 9. Commitments and Contingencies

As of March 31, 2022, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of March 31, 2022, our hotel properties were operated pursuant to long-term management agreements with nine different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. Eleven of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 4.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $6.4 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively.

Franchise Agreements

Eleven of our hotel properties operated under franchise or license agreements with national brands that are separate from our management agreements. As of March 31, 2022, we had eight franchise agreements with Marriott-owned brands, one with Hilton-owned brands, one with InterContinental Hotels-owned brands and one with a Hyatt-owned brand related to our hotels. Our typical franchise agreements have initial terms ranging from 15 to 25 years. Three of our hotels are not operated with a hotel brand so the hotels do not have franchise agreements. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $2.2 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2022 and December 31, 2021, $55.7 million and $58.7 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and have used a portion of the available restricted cash reserves to cover operating costs at our properties, of which $1.3 million is subject to replenishment requirements as of March 31, 2022.

WLT 3/31/2022 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. As of March 31, 2022, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts as of March 31, 2022 totaled $54.9 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources or other sources of available capital, including cash flow from operations.

Leases

Lease Obligations

We recognize an operating right-of-use asset and a corresponding lease liability for ground lease arrangements, hotel parking leases and various hotel equipment leases for which we are the lessee. Our leases have remaining lease terms ranging from less than one year to 88 years (excluding extension options not reasonably certain of being exercised).

Lease Cost

Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Fixed lease cost	$3,474	$2,850
Variable lease cost (a)	84	28
Total lease cost	$3,558	$2,878
___________

(a)Our variable lease payments consist of payments based on a percentage of revenue.

Note 10. Loss Per Share and Equity

Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	167,689,164	$(29,382)	$(0.18)	167,466,809	$(55,367)	$(0.33)
Class T common stock	61,095,773	(10,705)	(0.18)	61,099,580	(20,200)	(0.33)
Net loss attributable to Common Stockholders		$(40,087)			$(75,567)

The allocation of net loss attributable to common stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period.

WLT 3/31/2022 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Noncontrolling Interest in the Operating Partnership

We consolidate the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of both March 31, 2022 and December 31, 2021, the Operating Partnership had 231,202,933 OP Units outstanding, of which 99.0% of the outstanding OP Units were owned by the Company, and the noncontrolling 1.0% ownership interest was beneficially owned by Mr. Medzigian as of both period ends.

As of both March 31, 2022 and December 31, 2021, Mr. Medzigian indirectly owned 2,417,996 OP Units. The outstanding OP Units indirectly held by Mr. Medzigian are exchangeable on a one-for-one basis into shares of WLT Class A common stock. Additionally, we had 16,778,446 Warrant Units outstanding as of both March 31, 2022 and December 31, 2021. The noncontrolling interest is included in noncontrolling interest on the consolidated balance sheet.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The following table presents a reconciliation of changes in Accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Three Months Ended March 31,
Gains on Derivative Instruments	2022	2021
Beginning balance	$148	$(724)
Other comprehensive income before reclassifications	3,978	90
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	171	149
Total	171	149
Net current period other comprehensive income	4,149	239
Net current period other comprehensive income attributable to noncontrolling interests	—	(2)
Ending balance	$4,297	$(487)

Note 11. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2022, if applicable. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2022. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly.

The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three months ended March 31, 2022 and 2021. Current income tax expense was $0.1 million for both the three months ended March 31, 2022 and 2021. We have calculated the provision for income taxes during interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the interim period.

WLT 3/31/2022 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. Due to significant negative evidence, including cumulative losses in the most recent three-year period, our assessment as of March 31, 2021 is that our net deferred tax assets are not more likely than not to be realized and we reported a valuation allowance against those balances. Provision for income taxes included deferred income tax expense of $0.4 million and less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Note 12. Mandatorily Redeemable Preferred Stock

As of both March 31, 2022 and December 31, 2021, we had authorized 50,000,000 shares of preferred stock, $0.001 par value per share.

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

On January 25, 2022, the Company redeemed the 1,300,000 shares of Series A Preferred Stock at the liquidation preference of $50.00 per share for a total of $65.0 million. All accrued and unpaid dividends, which totaled $0.1 million, were paid at redemption. We recognized a loss of $9.7 million during the three months ended March 31, 2022 related to the write-off of the unamortized fair value discount at the date of redemption, which is included in Loss on extinguishment of debt in the consolidated statement of operations.

WLT 3/31/2022 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Series B Preferred Stock and Warrants

On July 21, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with ACP Watermark Investment LLC (the “Purchaser”) and, solely with respect to a guaranty, certain other parties thereto. Pursuant to the Purchase Agreement, the Company, in a private placement made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, agreed to issue and sell to the Purchaser 200,000 shares of 12% Series B Cumulative Redeemable Preferred Stock, liquidation preference $1,000.00 per share (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 16,778,446 units of limited partnership interest of the Operating Partnership (“OP Units”) (“Warrant Units”), for an aggregate purchase price of $200.0 million (the “July 2020 Capital Raise”), both of which were issued on July 24, 2020. The Warrant exercise price is $0.01 per Warrant Unit, and the Warrants expire on July 24, 2027. The Warrant Units are recorded as noncontrolling interest in the consolidated balance sheets totaling $10.7 million and $13.7 million as of March 31, 2022 and December 31, 2021, respectively. The Warrants require that, if the Operating Partnership pays any distribution to holders of OP Units, then the Operating Partnership shall concurrently distribute the same securities, cash, indebtedness, rights or other property to the holders of Warrants as if the Warrants had been exercised into Warrant Units on the date of such distribution. The Warrants include a call option that will allow the Company to purchase Warrants, Warrant Units and Common Stock issued on redemption of Warrant Units from the purchaser or its transferees at a specified call price until the Common Stock is approved for trading on any securities exchange registered as a national securities exchange under Section 6 of the Securities and Exchange Act of 1934, as amended (or the equivalent thereof in a jurisdiction outside the United States).

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

Redemption

On July 24, 2025, the Company is obligated to redeem all shares of Series B Preferred Stock at a redemption price, payable in cash, equal to the then applicable liquidation preference plus all accrued and unpaid dividends. In the event of a change of control, as defined in the Articles Supplementary, the holders have the right, but not the obligation, to require the Company to redeem for cash, in whole or in part, the outstanding shares of Series B Preferred Stock owned by the holder at the applicable Optional Redemption Price in effect at the date of the Fundamental Change Notice, as defined in the Articles Supplementary. The Company, at its option, may redeem for cash, in whole or in part from time to time, any or all of the outstanding shares of Series B Preferred Stock upon giving the notice described in the Articles Supplementary governing the Series B Preferred Stock at a price determined in the Articles Supplementary.

Dividends accrued included in interest expense in the consolidated financial statements related to our Series A and Series B Preferred Stock as of March 31, 2022 and December 31, 2021 totaled $5.9 million and $6.5 million, respectively.
WLT 3/31/2022 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying value of our Series A and Series B Preferred Stock as of March 31, 2022 and December 31, 2021:

	Series A Preferred Stock at		Series B Preferred Stock at
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Liquidation value	$—	$65,000	$231,255	$231,255
Fair value discount	—	(14,310)	(30,358)	(30,358)
	—	50,690	200,897	200,897
Accumulated amortization of fair value discount	—	4,364	10,235	8,740
Deferred financing costs	—	—	(10,177)	(11,177)
Accumulated amortization of deferred financing costs	—	—	3,432	3,217
	$—	$55,054	$204,387	$201,677

Note 13. Subsequent Event

Proposed Merger

On May 6, 2022, the Company, along with the Operating Partnership, entered into a definitive merger agreement with affiliates of private real estate funds managed by Brookfield, under which Brookfield will acquire all of the outstanding shares of common stock of the Company for $6.768 per Class A share and $6.699 per Class T share in an all-cash transaction, including the assumption of mortgage debt and Series B Preferred Stock and Warrants. Further details concerning the proposed merger are described in a Form 8-K that we filed with the SEC on May 9, 2022.

Refinancings

On April 29, 2022, we refinanced the $83.6 million Westin Pasadena non-recourse mortgage loan with a new mortgage loan of $86.4 million. The loan has a floating annual interest rate, subject to an interest rate cap, and a maturity date of May 2025, with two one-year extension options, subject to certain conditions.

On May 11, 2022, we refinanced the $65.0 million Marriott Raleigh City Center non-recourse mortgage loan with a new mortgage loan of $68.0 million. The loan has a floating annual interest rate, subject to an interest rate cap, and a maturity date of May 2025, with two one-year extension options, subject to certain conditions.

On May 11, 2022, we refinanced the $103.0 million Charlotte Marriott City Center non-recourse mortgage loan with a new senior mortgage loan of $86.0 million and a $22.0 million mezzanine loan. The loans have floating annual interest rates, subject to an interest rate cap, and maturity dates of June 2025, each with two one-year extension options, subject to certain conditions.

WLT 3/31/2022 10-Q – 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2021 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Business Overview

We are a self-managed, publicly owned, non-traded REIT that invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. We own a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations were significantly affected by the COVID-19 pandemic, as discussed further below. Our results of operations are also significantly impacted by seasonality and by hotel renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. As of March 31, 2022, we held ownership interests in 25 hotels, with a total of 8,142 rooms.

Significant Developments

Proposed Merger

On May 6, 2022, the Company, along with the Operating Partnership, entered into a definitive merger agreement with affiliates of private real estate funds managed by Brookfield, under which Brookfield will acquire all of the outstanding shares of common stock of the Company for $6.768 per Class A share and $6.699 per Class T share in an all-cash transaction, including the assumption of mortgage debt and Series B Preferred Stock and Warrants. Further details concerning the proposed merger are described in a Form 8-K that we filed with the SEC on May 9, 2022.

COVID-19 Pandemic

The COVID-19 pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows and will continue to do so for the reasonably foreseeable future. As of May 12, 2022, all of our hotels are open but many are operating at significantly reduced levels of occupancy and staffing. Although results improved relative to 2021, we cannot estimate with certainty when travel demand will fully recover or how new variants of COVID-19 could impact recovery. We have generally seen improving demand at our properties as government-imposed restrictions and limitations on travel and large gatherings have loosened and as the vaccines have become more widely available. We expect the recovery to continue to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. Governmental and business efforts to encourage or mandate vaccinations, and public adoption rates of vaccines, have impacted and continue to impact the recovery from the COVID-19 pandemic and have had and may continue to have disruptive effects on certain segments of the labor market. Individual ability or desire to travel and corporate travel policies will continue to be impacted by the COVID-19 pandemic and affect the recovery of our properties. The ultimate severity and duration of the COVID-19 pandemic and its effects, and the emergence of variants, are uncertain, including whether COVID-19 will become endemic or cyclical in nature. Given these uncertainties, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.
WLT 3/31/2022 10-Q – 21

Financial and Operating Highlights

(Dollars in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”))

	Three Months Ended March 31,
	2022	2021
Hotel revenues	$190,094	$96,273
Net loss attributable to Common Stockholders	(40,087)	(75,567)

Net cash provided by (used in) operating activities	16,386	(29,523)
Net cash used in investing activities	(7,970)	(4,198)
Net cash used in financing activities	(72,157)	(6,438)

Supplemental Financial Measures: (a)
FFO attributable to Common Stockholders	(21,745)	(43,168)
MFFO attributable to Common Stockholders	(781)	(33,733)

Consolidated Hotel Operating Statistics (b)
Occupancy	53.6%	30.7%
ADR	$312.82	$244.95
RevPAR	167.61	75.26

Comparable Consolidated Hotel Operating Statistics (c)
Occupancy	53.6%	31.0%
ADR	$312.82	$265.12
RevPAR	167.61	82.27

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
(c)Our comparable hotel operating statistics represent statistical data for Consolidated Hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale. Statistical data prior to our ownership was included for hotels that were not owned for the entirety of the comparison periods. Due to the impact of COVID-19 on hotel operations and the effect on comparability between periods, we have included the operating statistics of our Comparable Consolidated Hotel Portfolio for the three months ended March 31, 2019 for comparative purposes. Occupancy, ADR and RevPAR for our Comparable Consolidated Hotel Portfolio for the three months ended March 31, 2019 were 72.5%, $271.25 and $196.68, respectively.

WLT 3/31/2022 10-Q – 22

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotel as of March 31, 2022:

Hotels	State	Number of Rooms	% Owned	Hotel Type
Consolidated Hotels
Charlotte Marriott City Center	NC	446	100%	Full-Service
Courtyard Times Square West	NY	224	100%	Select-service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	Full-Service
Equinox Golf Resort & Spa	VT	199	100%	Resort
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	Resort
Hawks Cay Resort (a)	FL	393	100%	Resort
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	Full-service
Hyatt Centric French Quarter New Orleans (b)	LA	254	100%	Full-service
Le Méridien Arlington	VA	154	100%	Full-Service
Le Méridien Dallas, The Stoneleigh	TX	176	100%	Full-service
Marriott Kansas City Country Club Plaza	MO	295	100%	Full-service
Marriott Raleigh City Center	NC	401	100%	Full-service
Marriott Sawgrass Golf Resort & Spa	FL	514	100%	Resort
Renaissance Atlanta Midtown Hotel	GA	304	100%	Full-Service
Renaissance Chicago Downtown	IL	560	100%	Full-service
Ritz-Carlton Bacara, Santa Barbara	CA	358	100%	Resort
Ritz-Carlton Fort Lauderdale (c)	FL	198	100%	Resort
Ritz-Carlton Key Biscayne (d)	FL	426	66.7%	Resort
Ritz-Carlton San Francisco	CA	336	100%	Full-Service
Sanderling Resort	NC	128	100%	Resort
San Diego Marriott La Jolla	CA	376	100%	Full-Service
San Jose Marriott	CA	510	100%	Full-Service
Seattle Marriott Bellevue	WA	384	100%	Full-Service
Westin Pasadena	CA	350	100%	Full-Service
		7,841
Unconsolidated Hotel
Ritz-Carlton Philadelphia	PA	301	60%	Full-service
		8,142
_________
(a)Includes 216 privately owned villas that participate in the villa/condo rental program as of March 31, 2022.
(b)On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party, bringing our ownership interest to 100%.
(c)Includes 32 condo-hotel units that participate in the villa/condo rental program as of March 31, 2022. Also, on November 9, 2021, we acquired the remaining 30% interest in the Ritz-Carlton Fort Lauderdale Venture from an unaffiliated third party, bringing our ownership interest to 100%.
(d)Includes 135 condo-hotel units that participate in the resort rental program as of March 31, 2022.

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
WLT 3/31/2022 10-Q – 23

occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, regional and local employment growth, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

Beginning in March 2020, we experienced a significant decline in occupancy and RevPAR. The economic downturn and restrictions on travel resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. Although results improved relative to 2021, we cannot estimate with certainty when travel demand will fully recover or how new variants of COVID-19 could impact recovery.

The following table presents our comparative results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Hotel Revenues	$190,094	$96,273	$93,821

Hotel Operating Expenses	175,662	126,186	49,476
Corporate general and administrative expenses	7,478	7,257	221
Loss (gain) on property-related insurance claims, net	250	(1,166)	1,416
Total Expenses	183,390	132,277	51,113
Operating Income (Loss)	6,704	(36,004)	42,708
Interest expense	(34,537)	(42,383)	7,846
Loss on extinguishment of debt	(13,863)	—	(13,863)
Equity in losses of equity method investments in real estate, net	(1,670)	(3,920)	2,250
Other income, net	469	77	392
Loss Before Income Taxes	(42,897)	(82,230)	39,333
Provision for income taxes	(531)	(125)	(406)
Net Loss	(43,428)	(82,355)	38,927
Loss attributable to noncontrolling interests	3,341	6,788	(3,447)
Net Loss Attributable to Common Stockholders	$(40,087)	$(75,567)	$35,480
Supplemental Financial Measure:(a)
MFFO Attributable to Common Stockholders	$(781)	$(33,733)	$32,952
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

Hotel Revenues

For the three months ended March 31, 2022 as compared to the same period in 2021, hotel revenues increased by $93.8 million. We benefited from significant growth in demand due to an increase in vaccinations and corresponding loosening of government-imposed restrictions on travel and large gatherings relative to the prior year. The increase in room revenue was attributable to an increase in RevPAR resulting from an increase in demand as compared to the prior period.

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the three months ended March 31, 2022 as compared to the same period in 2021, aggregate hotel operating expenses increased by $49.5 million with the increase in line with the change in revenue discussed above, driven by an increase in demand as compared to the prior period.

WLT 3/31/2022 10-Q – 24

Interest Expense

For the three months ended March 31, 2022, as compared to the same period in 2021, interest expense decreased by $7.8 million primarily due to a decrease in the amortization of the fair value discount related to the mortgage loans assumed in the merger of Carey Watermark Investors Incorporated and Carey Watermark Investors 2 Incorporated in April 2020 of $4.7 million and a decrease of $3.4 million resulting from dispositions of hotels during 2021 and payoff of related mortgage debt, partially offset by an increase in interest expense of $0.9 million largely the result of an increase in the weighted average interest rate relative to the prior year period.

Loss on Extinguishment of Debt

During the three months ended March 31, 2022 we recognized a loss on extinguishment of debt of $13.9 million, comprised primarily of a $9.7 million loss related to the Series A Preferred Stock redemption, representing the write-off of the unamortized fair value discount at the date of redemption and a $4.1 million loss resulting from the refinancing of the San Diego Marriott La Jolla non-recourse mortgage loan.

Equity in Losses of Equity Method Investments in Real Estate, Net

Equity in losses of equity method investments in real estate, net represents losses from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 4). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary.

The following table sets forth our share of equity in losses from our Unconsolidated Hotels, which are based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Venture	2022	2021
Ritz-Carlton Philadelphia Venture (a)	$(1,670)	$(3,063)
Hyatt Centric French Quarter Venture (b)	—	(857)
Total equity in losses of equity method investments in real estate, net	$(1,670)	$(3,920)
___________
(a)The results for the three months ended March 31, 2022 reflect an improvement in the performance of the hotel during 2022 as compared to comparable period in 2021.
(b)On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party. Upon completion of the acquisition, the Company owns 100% of this hotel and consolidates its real estate interest in this hotel therefore these amounts represent the equity in losses prior to the acquisition.

Provision for Income Taxes

For the three months ended March 31, 2022, as compared to the same period in 2021, provision for income taxes increased by $0.4 million primarily due to a change in the jurisdictional mix of earnings, which increased the Company’s effective tax rate.

WLT 3/31/2022 10-Q – 25

Loss Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
Venture	2022	2021
Ritz-Carlton Key Biscayne Venture	$(24)	$(8)
Sheraton Austin Hotel at the Capitol Venture (a)	3	516
Ritz-Carlton Fort Lauderdale Venture (b)	—	(86)
Operating Partnership — Noncontrolling interest (c)	3,362	6,366
Loss attributable to noncontrolling interests	$3,341	$6,788
___________
(a)On May 5, 2021, the Sheraton Austin Hotel at the Capitol venture sold the Sheraton Austin Hotel at the Capitol to an unaffiliated third-party. We owned an 80% controlling interest in the venture.
(b)On November 9, 2021, we acquired the remaining 30% interest in the Ritz-Carlton Fort Lauderdale Venture from an unaffiliated third party, bringing our ownership interest to 100%.
(c)Reflects the OP Units’ and Warrant Units’ proportionate share of net loss.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income or loss attributable to Common Stockholders, see Supplemental Financial Measures below.

For the three months ended March 31, 2022 as compared to the same period in 2021, MFFO improved by $33.0 million. Relative to the prior year period, we benefited from significant growth in demand due to an increase in vaccinations and corresponding loosening of government-imposed restrictions on travel and large gatherings relative to the prior year.

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

As of May 12, 2022, all of our hotels are open but many are operating at significantly reduced levels of occupancy and staffing. Although results improved relative to 2021, we cannot estimate with certainty when travel demand will fully recover or how new variants of COVID-19 could impact recovery. We have generally seen improving demand at our properties as government-imposed restrictions and limitations on travel and large gatherings have loosened and as the vaccines have become more widely available. We expect the recovery to occur unevenly across our portfolio, with hotels that cater to business travel recovering more slowly than resort properties. Governmental and business efforts to encourage or mandate vaccinations, and public adoption rates of vaccines, impact the recovery from the COVID-19 pandemic and may have disruptive effects on certain segments of the labor market. Individual ability or desire to travel and corporate travel policies will continue to be impacted by the COVID-19 pandemic and affect the recovery of our properties. The ultimate severity and duration of the COVID-19 pandemic and its effects, and the emergence of variants, are uncertain, including whether COVID-19 will become endemic or
WLT 3/31/2022 10-Q – 26

cyclical in nature. Given these uncertainties, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

As of March 31, 2022, we had cash and cash equivalents of $178.7 million. As of March 31, 2022, the mortgage loans for our Consolidated Hotels had an aggregate principal balance totaling $2.0 billion outstanding, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $25.0 million for items such as taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. We have continued to work with our lenders to address loans with near-term mortgage maturities and have refinanced or extended the maturity date of four Consolidated Hotel mortgage loans, aggregating $285.4 million of indebtedness, during the three months ended March 31, 2022. Of the $2.0 billion aggregate principal balance indebtedness outstanding as of March 31, 2022, approximately $1.1 billion is scheduled to mature during the 12 months after the date of this Report, which included a total of $251.9 million that has been refinanced subsequent to March 31, 2022. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender.

Sources and Uses of Cash During the Period

Operating Activities — For the three months ended March 31, 2022, net cash provided by operating activities was $16.4 million as compared to net cash used in operating activities of $29.5 million for the three months ended March 31, 2021. Relative to the prior year period, we benefited from significant growth in demand due to an increase in vaccinations and corresponding loosening of government-imposed restrictions on travel and large gatherings relative to the prior year.

Investing Activities — During the three months ended March 31, 2022, net cash used in investing activities was $8.0 million primarily as a result of funding $7.9 million for capital expenditures at our Consolidated Hotels.

Financing Activities — Net cash used in financing activities for the three months ended March 31, 2022 was $72.2 million primarily as a result of payments and prepayments of mortgage financing totaling $212.0 million and the redemption of the Series A Preferred Stock of $65.0 million, partially offset by $210.0 million of proceeds from mortgage financing.

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

Among other terms of the Series B Preferred Stock, the Series B Preferred Stock generally prohibits the Company from paying distributions on common stock or redeeming common stock unless all accrued dividends on the Series B Preferred Stock are paid in cash for all past dividend periods and the dividend for the current dividend period is also paid in cash. There are certain exceptions for the payment of dividends on common stock required for the Company to maintain its REIT qualification, special circumstances redemptions of common stock and redemptions of common stock that are funded with proceeds from issuances of common stock under the Company's distribution reinvestment plan.

WLT 3/31/2022 10-Q – 27

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	March 31, 2022	December 31, 2021
Carrying Value
Fixed rate (a)	$870,478	$951,318
Variable rate (a):
Amount subject to interest rate caps	711,793	507,919
Amount subject to floating interest rate	196,157	317,497
Amount subject to interest rate swaps	182,954	182,007
	1,090,904	1,007,423
	$1,961,382	$1,958,741
Percent of Total Debt
Fixed rate	44%	49%
Variable rate	56%	51%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	4.3%	4.0%
_________
(a)Aggregate debt balance includes unamortized fair value discount of $6.0 million and $13.4 million as of March 31, 2022 and December 31, 2021, respectively, and unamortized deferred financing costs totaling $10.4 million and $7.6 million as of March 31, 2022 and December 31, 2021, respectively.
(b)The impact of our derivative instruments is reflected in the weighted-average interest rates.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. As of March 31, 2022, we have effectively entered into cash management agreements with the lenders on 18 of our 24 Consolidated Hotel mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses.

Courtyard Times Square West

The $59.2 million outstanding mortgage loan on Courtyard Times Square West matured on June 1, 2021 and we have not paid off the outstanding principal balance. The loan does not have any cross-default provisions with our other mortgage obligations. We are currently in the process of exploring various options as it relates to this asset, including but not limited to, surrendering the property back to the lender.

Cash Resources

At March 31, 2022, our cash resources consisted of cash and cash equivalents totaling $178.7 million, of which $48.7 million was designated as hotel operating cash and was held at our hotel operating properties.

WLT 3/31/2022 10-Q – 28

Cash Requirements

Our primary cash uses through March 31, 2023 are expected to be payments of debt service, real estate taxes and insurance, payment of preferred stock dividends, costs associated with the refinancing or restructuring of indebtedness and funding corporate and hotel level operations. Our primary capital sources to meet such uses are expected to be cash on hand, funds generated by hotel operations and proceeds from additional asset sales. We may satisfy certain debt maturities during this period by turning the properties back to the lenders.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2022 and December 31, 2021, $55.7 million and $58.7 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and have used a portion of the available restricted cash reserves to cover operating costs at our properties, of which $1.3 million is subject to replenishment as of March 31, 2022.

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
WLT 3/31/2022 10-Q – 29

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
WLT 3/31/2022 10-Q – 30

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

WLT 3/31/2022 10-Q – 31

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Common Stockholders	$(40,087)	$(75,567)
Adjustments:
Depreciation and amortization of real property	26,085	31,920
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(7,743)	479
Total adjustments	18,342	32,399
FFO attributable to Common Stockholders (as defined by NAREIT)	(21,745)	(43,168)
Adjustments:
Net loss on extinguishment of debt	13,863	—
Amortization of fair value adjustments	4,478	9,723
Straight-line and other rent adjustments	1,728	1,336
Loss (gain) on property-related insurance claims, net (a)	250	(1,166)
Proportionate share of adjustments for partially owned entities — MFFO adjustments	645	(458)
Total adjustments	20,964	9,435
MFFO attributable to Common Stockholders	$(781)	$(33,733)
___________
(a)We have excluded these costs because of their non-recurring nature. By excluding such costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.

WLT 3/31/2022 10-Q – 32

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

As of March 31, 2022, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, with the exception of two mortgage loans with an outstanding balance totaling $196.2 million. Our debt obligations are more fully described in Note 8 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon existing maturity dates of our debt obligations outstanding as of March 31, 2022 and excludes deferred financing costs and fair value discounts (in thousands):

	2022 (Remainder)	2023	2024	2025	2026	Total	Fair Value
Fixed-rate debt	$452,831	$422,265	$—	$—	$—	$875,096	$875,096
Variable-rate debt	$458,134	$105,199	$329,910	$209,417	$—	$1,102,660	$1,104,658

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt as of March 31, 2022 by an aggregate increase of $13.3 million or an aggregate decrease of $23.7 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap as of March 31, 2022 would increase or decrease by $7.1 million for each respective 1.0% change in annual interest rates.

WLT 3/31/2022 10-Q – 33

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our principal executive and financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our principal executive and financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2022 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WLT 3/31/2022 10-Q – 34

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

None.

WLT 3/31/2022 10-Q – 35

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.3	Agreement and Plan of Merger dated as of May 6, 2022 by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP, The Parent Entities Named Herein, Ruby Merger Sub I LLC and Ruby Merger Sub II LP	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on May 9, 2022

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
WLT 3/31/2022 10-Q – 36

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watermark Lodging Trust, Inc.
Date:	May 12, 2022
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer
(Principal Executive and Financial Officer)

/s/ Matthew W. Miller
Matthew W. Miller
Chief Accounting Officer
(Principal Accounting Officer)

WLT 3/31/2022 10-Q – 37

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.3	Agreement and Plan of Merger dated as of May 6, 2022 by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP, The Parent Entities Named Herein, Ruby Merger Sub I LLC and Ruby Merger Sub II LP	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on May 9, 2022

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
WLT 3/31/2022 10-Q – 38