Form 10-Q
period 2022-06-30
Watermark Lodging Trust, Inc.
filed 2022-08-11
CIK 1609471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Registrant has 168,091,251 shares of Class A common stock, $0.001 par value, and 61,095,773 shares of Class T common stock, $0.001 par value, outstanding at August 5, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements regarding: the closing of our pending acquisition by funds managed by Brookfield as discussed herein, the impact of the July 2020 Capital Raise (as defined herein), our expectations regarding the impacts on our business of the outbreak of the novel coronavirus (“COVID-19”) pandemic, the impact of hurricanes and other natural disasters on certain hotels, including the condition of the properties and cost estimates, and the impact of rising fuel prices and inflation generally on the travel industry and demand for hotels. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risk that our pending merger may not close when anticipated if at all, risks related to effects of pandemics and global outbreaks of contagious diseases or the fear of such outbreaks, like the current COVID-19 pandemic, and risks relating to the outbreak of hostilities in Ukraine, could also have material adverse effects on our business, financial condition, liquidity, results of operations, modified funds from operations (“MFFO”), and prospects. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on April 27, 2022 (the “2021 Annual Report”). Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

WLT 6/30/2022 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

WATERMARK LODGING TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Investments in real estate:
Hotels, at cost	$2,870,254	$2,956,929
Accumulated depreciation	(391,537)	(383,337)
Net investments in hotels	2,478,717	2,573,592
Equity investment in real estate	12,272	12,705
Operating lease right-of-use assets	40,495	43,671
Cash and cash equivalents	205,713	249,478
Intangible assets, net	68,066	69,464
Restricted cash	106,870	99,000
Accounts receivable, net	90,291	82,925
Other assets	32,624	30,690
Total assets	$3,035,048	$3,161,525
Liabilities
Non-recourse debt, net	$1,895,505	$1,958,741
Mandatorily redeemable preferred stock	206,406	256,731
Accounts payable, accrued expenses and other liabilities	198,440	190,701
Operating lease liabilities	83,382	83,089
Total liabilities	2,383,733	2,489,262
Commitments and contingencies (Note 9)
Equity
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 168,067,403 and 167,689,164 shares, respectively, issued and outstanding	168	168
Class T common stock, $0.001 par value; 80,000,000 shares authorized; 61,095,773 and 61,095,773 shares, respectively, issued and outstanding	61	61
Additional paid-in capital	1,643,653	1,642,495
Distributions and accumulated losses	(1,019,813)	(994,634)
Accumulated other comprehensive income	5,604	148
Total stockholders’ equity	629,673	648,238
Noncontrolling interests	21,642	24,025
Total equity	651,315	672,263
Total liabilities and equity	$3,035,048	$3,161,525

See Notes to Consolidated Financial Statements.
WLT 6/30/2022 10-Q – 2

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Hotel Revenues
Rooms	$158,597	$105,988	$276,905	$167,237
Food and beverage	73,304	37,291	123,265	58,755
Other operating revenue	24,849	20,380	46,674	33,395
Business interruption income	—	—	—	545
Total Hotel Revenues	256,750	163,659	446,844	259,932
Expenses
Rooms	33,187	23,204	60,536	37,830
Food and beverage	47,582	26,606	84,014	43,773
Other hotel operating expenses	8,858	7,341	16,569	12,125
Property taxes, insurance, rent and other	25,548	24,228	50,681	48,452
General and administrative	21,206	16,926	40,375	29,212
Sales and marketing	17,428	11,774	31,692	20,254
Management fees	8,795	4,950	15,194	7,463
Repairs and maintenance	7,975	6,938	15,593	12,495
Utilities	5,576	5,271	11,116	9,939
Depreciation and amortization	24,388	28,845	50,433	60,727
Total Hotel Operating Expenses	200,543	156,083	376,203	282,270
Corporate general and administrative expenses	8,383	8,344	15,864	15,601
Transaction costs	6,026	—	6,026	—
(Gain) loss on property-related insurance claims, net	—	(1,361)	250	(2,527)
Total Expenses	214,952	163,066	398,343	295,344
Operating Income (Loss) before gain on sale of real estate, net	41,798	593	48,501	(35,412)
Gain on sale of real estate, net	11,344	18,075	11,344	18,075
Operating Income (Loss)	53,142	18,668	59,845	(17,337)
Interest expense	(37,294)	(43,104)	(71,831)	(85,487)
Equity in earnings (losses) of equity method investments in real estate, net	847	(1,666)	(823)	(5,586)
Loss on extinguishment of debt	(136)	(5,519)	(13,999)	(5,519)
Other (expense) and income, net	(101)	(234)	368	(156)
Net gain on change in control of interests	—	8,612	—	8,612
Income (loss) before income taxes	16,458	(23,243)	(26,440)	(105,473)
Provision for income taxes	(293)	(1,097)	(823)	(1,222)
Net Income (Loss)	16,165	(24,340)	(27,263)	(106,695)
(Income) loss attributable to noncontrolling interests	(1,257)	(1,311)	2,084	5,477
Net Income (Loss) Attributable to Common Stockholders	$14,908	$(25,651)	$(25,179)	$(101,218)

Class A Common Stock
Net income (loss) attributable to Common Stockholders	$10,933	$(18,799)	$(18,460)	$(74,170)
Basic and diluted weighted-average shares outstanding	168,024,120	167,617,993	167,857,568	167,542,818
Basic and diluted income (loss) per share	$0.07	$(0.11)	$(0.11)	$(0.44)

Class T Common Stock
Net income (loss) attributable to Common Stockholders	$3,975	$(6,852)	$(6,719)	$(27,048)
Basic and diluted weighted-average shares outstanding	61,095,773	61,095,773	61,095,773	61,097,666
Basic and diluted income (loss) per share	$0.07	$(0.11)	$(0.11)	$(0.44)

See Notes to Consolidated Financial Statements.
WLT 6/30/2022 10-Q – 3

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$16,165	$(24,340)	$(27,263)	$(106,695)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	1,307	(37)	5,456	202
Comprehensive Income (Loss)	17,472	(24,377)	(21,807)	(106,493)

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(1,257)	(1,311)	2,084	5,477
Unrealized gain on derivative instruments	—	—	—	(2)
Comprehensive (income) loss attributable to noncontrolling interests	(1,257)	(1,311)	2,084	5,475
Comprehensive Income (Loss) Attributable to Common Stockholders	$16,215	$(25,688)	$(19,723)	$(101,018)

See Notes to Consolidated Financial Statements.

WLT 6/30/2022 10-Q – 4

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at April 1, 2022	167,689,164	$168	61,095,773	$61	$1,643,271	$(1,034,721)	$4,297	$613,076	$20,385	$633,461
Net income						14,908		14,908	1,257	16,165
Shares issued under share incentive plans	330,544	—			82			82		82
Stock-based compensation to directors	47,695	—			300			300		300
Other comprehensive income							1,307	1,307	—	1,307
Balance at June 30, 2022	168,067,403	$168	61,095,773	$61	$1,643,653	$(1,019,813)	$5,604	$629,673	$21,642	$651,315

Balance at April 1, 2021	167,466,774	$167	61,095,773	$61	$1,655,956	$(987,430)	$(487)	$668,267	$36,435	$704,702
Net (loss) income						(25,651)		(25,651)	1,311	(24,340)
Shares issued under share incentive plans	140,721	1			257			258		258
Stock-based compensation to directors	27,223	—			150			150		150
Distributions to noncontrolling interests								—	(7,107)	(7,107)
Other comprehensive loss							(37)	(37)	—	(37)
Balance at June 30, 2021	167,634,718	$168	61,095,773	$61	$1,656,363	$(1,013,081)	$(524)	$642,987	$30,639	$673,626

WLT 6/30/2022 10-Q – 5

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	WLT Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	167,689,164	$168	61,095,773	$61	$1,642,495	$(994,634)	$148	$648,238	$24,025	$672,263
Net loss						(25,179)		(25,179)	(2,084)	(27,263)
Shares issued under share incentive plans	330,544	—			858			858		858
Stock-based compensation to directors	47,695	—			300			300		300
Distributions to noncontrolling interests								—	(299)	(299)
Other comprehensive income							5,456	5,456		5,456
Balance at June 30, 2022	168,067,403	$168	61,095,773	$61	$1,643,653	$(1,019,813)	$5,604	$629,673	$21,642	$651,315

Balance at January 1, 2021	167,441,281	$167	61,102,438	$61	$1,655,554	$(911,863)	$(724)	$743,195	$43,221	$786,416
Net loss						(101,218)		(101,218)	(5,477)	(106,695)
Shares issued under share incentive plans	140,721	1			553			554		554
Stock-based compensation to directors	54,446	—			300			300		300
Distributions to noncontrolling interests								—	(7,107)	(7,107)
Other comprehensive income							200	200	2	202
Repurchase of shares	(1,730)	—	(6,665)	—	(44)			(44)		(44)
Balance at June 30, 2021	167,634,718	$168	61,095,773	$61	$1,656,363	$(1,013,081)	$(524)	$642,987	$30,639	$673,626

See Notes to Consolidated Financial Statements.

WLT 6/30/2022 10-Q – 6

WATERMARK LODGING TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows — Operating Activities
Net loss	$(27,263)	$(106,695)
Adjustments to net loss:
Depreciation and amortization	50,433	60,727
Loss on extinguishment of debt	13,999	5,519
Amortization of fair value adjustments, deferred financing costs and other	12,621	22,985
Gain on sale of real estate, net	(11,344)	(18,075)
Amortization of stock-based compensation expense	2,341	1,471
Equity in losses of equity method investments in real estate, net	823	5,586
Loss (gain) on property-related insurance claims, net	250	(2,527)
Net gain on change in control of interests	—	(8,612)
Business interruption income	—	(545)
Net changes in other assets and liabilities	3,487	3,659
Net decrease in operating lease right-of-use assets	3,129	2,842
Insurance proceeds for remediation work due to property damage	1,285	413
Funding of remediation work	(1,170)	(2,027)
Net increase in operating lease liabilities	293	254
Repayment of key money and other deferred incentive payments	—	(748)
Business interruption insurance proceeds	—	545
Decrease in due to related parties and affiliates	—	(228)
Net Cash Provided by (Used in) Operating Activities	48,884	(35,456)

Cash Flows — Investing Activities
Capital expenditures	(16,276)	(13,169)
Property insurance proceeds	2,688	2,819
Capital contributions to equity investments in real estate	(390)	(790)
Proceeds from sale of real estate investments	124	106,833
Cash and restricted cash acquired with acquisition of remaining interest in Hyatt French Quarter Venture	—	2,901
Acquisition of remaining interest in Hyatt French Quarter Venture	—	(2,098)
Net Cash (Used in) Provided by Investing Activities	(13,854)	96,496

Cash Flows — Financing Activities
Payments and prepayments of mortgage principal	(402,127)	(258,237)
Proceeds from mortgage financings	408,725	185,070
Redemption of Series A Preferred Stock	(65,000)	—
Deferred financing costs	(8,354)	(4,734)
Other financing activities, net	(3,870)	(789)
Distributions to noncontrolling interests	(299)	(7,107)
Payment of distribution and shareholder servicing fee	—	(798)
Repurchase of shares	—	(44)
Net Cash Used in Financing Activities	(70,925)	(86,639)

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net decrease in cash and cash equivalents and restricted cash	(35,895)	(25,599)
Cash and cash equivalents and restricted cash, beginning of period	348,478	251,464
Cash and cash equivalents and restricted cash, end of period	$312,583	$225,865

See Notes to Consolidated Financial Statements.
WLT 6/30/2022 10-Q – 7

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

Substantially all of our assets and liabilities are held by, and all of our operations are conducted through CWI 2 OP, LP (the “Operating Partnership”) and we are a general partner and a limited partner of, and owned a 99.0% capital interest in, the Operating Partnership, as of June 30, 2022. Watermark Capital Partners, LLC (“Watermark Capital”), which is 100% owned by Mr. Michael G. Medzigian, our Chief Executive Officer, held the remaining 1.0% in the Operating Partnership as of June 30, 2022.

We held ownership interests in 24 hotels as of June 30, 2022, including 23 hotels that we consolidated (“Consolidated Hotels”) and one hotel that we recorded as an equity investment (“Unconsolidated Hotels”).

Proposed Merger

On May 6, 2022, the Company, along with the Operating Partnership, entered into a definitive merger agreement with affiliates of private real estate funds managed by affiliates of Brookfield Asset Management Inc. (“Brookfield”) under which Brookfield will acquire all of the outstanding shares of common stock of the Company in an all-cash transaction. If the proposed merger is completed, holders of common stock of the Company will be entitled to receive $6.768 per share in cash for each share of our Class A common stock owned and $6.699 per share in cash for each share of our Class T common stock owned. We filed the definitive proxy statement with the SEC on June 15, 2022 and commenced mailing the proxy statement to our stockholders in late June 2022. Completion of the proposed transaction is subject to certain customary closing conditions, including the approval of our stockholders at a special meeting scheduled for September 9, 2022. The proposed merger is expected to close in the fourth quarter of 2022, although there can be no assurance that the proposed merger will be completed at such time or at all. During the three and six months ended June 30, 2022, we incurred expenses related to the proposed merger totaling approximately $6.0 million, which is included in Transaction costs in our consolidated statements of operations.

COVID-19, Management’s Plans and Liquidity

The COVID-19 pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows and will continue to do so for the reasonably foreseeable future. Although results improved relative to 2021, we cannot estimate with certainty when travel demand will fully recover or how new variants of COVID-19 could impact recovery. The ultimate severity and duration of the COVID-19 pandemic and its effects, the emergence of variants and the acceptance and effectiveness of vaccines are uncertain, including whether COVID-19 will become endemic or cyclical in nature. Given these uncertainties, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

As of June 30, 2022, we had cash and cash equivalents of $205.7 million. As of June 30, 2022, the mortgage loans for our Consolidated Hotels had an aggregate principal balance totaling $1.9 billion outstanding, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $34.0 million for items such as taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. We have continued to work with our lenders to address loans with near-term mortgage maturities and have refinanced or extended the maturity date of seven Consolidated Hotel mortgage loans, aggregating $547.0 million of indebtedness, during the six months ended June 30, 2022. Of the $1.9 billion aggregate principal balance indebtedness outstanding as of June 30, 2022, approximately $1.0 billion is scheduled to mature during the 12 months after the date of this Report. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender.

WLT 6/30/2022 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)
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

Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements of and accompanying notes for the year ended December 31, 2021,which are included in our 2021 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

As of both June 30, 2022 and December 31, 2021, we considered one entity to be a VIE, which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIE included in the consolidated balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Net investments in hotels	$262,535	$264,984
Intangible assets, net	28,489	28,819
Total assets	316,020	315,088

Non-recourse debt, net	$176,549	$178,029
Total liabilities	197,547	201,557
WLT 6/30/2022 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$205,713	$249,478
Restricted cash	106,870	99,000
Total cash and cash equivalents and restricted cash	$312,583	$348,478

Note 3. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Buildings	$1,941,528	$2,002,614
Land	554,752	574,648
Building and site improvements	188,632	187,019
Furniture, fixtures and equipment	150,774	166,316
Construction in progress	34,568	26,332
Hotels, at cost	2,870,254	2,956,929
Less: Accumulated depreciation	(391,537)	(383,337)
Net investments in hotels	$2,478,717	$2,573,592

During the six months ended June 30, 2022 and 2021, we retired fully depreciated furniture, fixtures and equipment aggregating $21.4 million and $19.1 million, respectively. During the six months ended June 30, 2022 and 2021, we recorded net write-offs of fixed assets resulting from property damage insurance claims of $2.7 million and $0.8 million, respectively. Depreciation expense was $23.7 million and $28.1 million for the three months ended June 30, 2022 and 2021, respectively, and $49.0 million and $59.2 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and December 31, 2021, accrued capital expenditures were $4.5 million and $1.0 million, respectively, representing non-cash investing activity.

2022 Hotel Disposition

On June 15, 2022, we sold our 100% ownership interest in the Holiday Inn Manhattan 6th Avenue Chelsea to an unaffiliated third-party, with the related mortgage loan totaling $74.1 million assumed by the acquirer. We received net proceeds of approximately $1.3 million in connection with the sale and we recognized a gain on sale of $11.3 million during the three and six months ended June 30, 2022.

WLT 6/30/2022 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
2021 Hotel Acquisition

On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party for $2.1 million, which includes real estate and other hotel assets, net of assumed liabilities with a fair value totaling $11.3 million, as detailed in the table that follows, bringing our ownership interest to 100%. We also refinanced the $29.7 million non-recourse mortgage loan on the property. Subsequent to the acquisition, we consolidated our real estate interest in the hotel. We previously accounted for our interest in this venture under the equity method of accounting. Due to the change in control of this investment, we recorded a net gain on change in control of interest of $8.6 million, reflecting the difference between our carrying value and the preliminary estimated fair value of our previously held equity investment on April 6, 2021. This acquisition was accounted for as a business combination in accordance with authoritative accounting guidance. We allocated the fair value of the hotel at the acquisition date based on the estimated fair value of the assets acquired and the liabilities assumed.

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

2021 Hotel Disposition

On May 5, 2021, the Sheraton Austin Hotel at the Capitol venture sold the Sheraton Austin Hotel at the Capitol to an unaffiliated third-party. The venture received net proceeds of approximately $36.4 million from the sale after the repayment of the related mortgage loan. We previously owned an 80% controlling interest in the venture and consolidated our real estate interest in the hotel. During the three and six months ended June 30, 2021, we recognized a gain on sale of $18.1 million and a loss on extinguishment of debt of $0.7 million in connection with this transaction.

WLT 6/30/2022 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents the results of operations as if the acquisition of the remaining 20% interest in the Hyatt Centric French Quarter Venture, had occurred on January 1, 2020. The unaudited consolidated pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming this transaction had taken place on the date listed above, nor is it indicative of the results of operations for future periods.  The unaudited consolidated pro forma financial information is as follows (in thousands):

(Dollars in thousands, except per share amounts)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Pro forma total revenues	$163,660	$261,207

Pro forma net loss	$(32,951)	$(115,531)
Pro forma net loss attributable to Common Stockholders	$(34,262)	$(110,054)

Pro forma loss per Class A share:
Net loss attributable to Common Stockholders	$(25,109)	$(80,645)
Basic and diluted pro forma weighted-average shares outstanding	167,617,993	167,542,818
Basic and diluted pro forma loss per share	$(0.15)	$(0.48)

Pro forma loss per Class T share:
Net loss attributable to Common Stockholders	$(9,153)	$(29,409)
Basic and diluted pro forma weighted-average shares outstanding	61,099,580	61,097,666
Basic and diluted pro forma loss per share	$(0.15)	$(0.48)

Pro forma net loss attributable to Common Stockholders reflects the following income and expenses related to the acquisition of the remaining interest in the Hyatt Centric French Quarter Venture as if it had taken place on January 1, 2020: (i) gain on change in control of interests of $8.6 million.

Note 4. Equity Investments in Real Estate

As of June 30, 2022, we owned an equity interest in one Unconsolidated Hotel with an unrelated third party. We did not control the venture that owns this hotel, but we exercised significant influence over it. We accounted for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our former advisor that we incur and other-than-temporary impairment charges, if any).

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

WLT 6/30/2022 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth our ownership interest in our equity investment in real estate and its carrying value. The carrying value of this venture is affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at
					June 30, 2022	December 31, 2021
Ritz-Carlton Philadelphia Venture (a)	PA	301	60.0%	Full-service	$12,272	$12,705
___________
(a)We contributed $0.4 million to this investment during the six months ended June 30, 2022.

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which is based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Unconsolidated Hotels	2022	2021	2022	2021
Ritz-Carlton Philadelphia Venture	$847	$(1,666)	$(823)	$(4,729)
Hyatt Centric French Quarter Venture (a)	—	—	—	(857)
Total equity in earnings (losses) of equity method investments in real estate, net	$847	$(1,666)	$(823)	$(5,586)
___________
(a) On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party. Upon completion of the acquisition, the Company owns 100% of this hotel and consolidated its real estate interest in this hotel therefore these amounts represent the equity in losses prior to the acquisition.

No other-than-temporary impairment charges were recognized during the three and six months ended June 30, 2022 or 2021.

As of June 30, 2022 and December 31, 2021, the unamortized basis difference on our equity investment was $1.4 million and $1.5 million, respectively. Net amortization of basis differences reduced the carrying values of our equity investments by less than $0.1 million during both the three months ended June 30, 2022 and 2021, and by $0.1 million and less than $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

Note 5. Intangible Assets

Intangible assets are summarized as follows (dollars in thousands):

		June 30, 2022			December 31, 2021
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 - 55	$72,400	$(11,786)	$60,614	$72,400	$(11,037)	$61,363
Trade name	8	9,400	(2,607)	6,793	9,400	(2,024)	7,376
Other intangible assets	5 - 17	900	(241)	659	1,013	(288)	725
Total intangible assets, net		$82,700	$(14,634)	$68,066	$82,813	$(13,349)	$69,464

Net amortization of intangibles was $0.7 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. Amortization of intangibles is included in Depreciation and amortization and Property tax, insurance, rent and other in the consolidated financial statements.

WLT 6/30/2022 10-Q – 13

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

Items Measured at Fair Value on a Recurring Basis

Derivative Assets and Liabilities — Our derivative assets are included in Other assets in the consolidated financial statements and our derivative liabilities are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (Note 7).

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the six months ended June 30, 2022 or 2021. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other (expense) and income, net in the consolidated financial statements.

Our non-recourse debt, net which we have classified as Level 3, had a carrying value of $1.9 billion and $2.0 billion as of June 30, 2022 and December 31, 2021, respectively, and an estimated fair value of $1.9 billion and $2.0 billion as of June 30, 2022 and December 31, 2021, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

Our Series B preferred stock, which we have classified as Level 3, had a carrying value of $206.4 million and $201.7 million as of June 30, 2022 and December 31, 2021, respectively, and an estimated fair value of $242.8 million and $247.0 million as of June 30, 2022 and December 31, 2021, respectively.

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

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of both June 30, 2022 and December 31, 2021.

WLT 6/30/2022 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. We did not recognize any impairment charges during the three and six months ended June 30, 2022 or 2021.

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instruments policies from what was disclosed in the 2021 Annual Report.
The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest rate caps	Other assets	$7,029	$381	$—	$—
Interest rate swaps	Other assets	479	—	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	—	(2,023)
		$7,508	$381	$—	$(2,023)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements.

At both June 30, 2022 and December 31, 2021, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized gains of $1.3 million and unrealized losses of $0.2 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swaps and caps during the three months ended June 30, 2022 and 2021, respectively, and unrealized gains of $5.3 million and unrealized losses of $0.1 million during the six months ended June 30, 2022 and 2021, respectively.

We reclassified less than $0.1 million and $0.2 million from Other comprehensive income (loss) on derivatives into Interest expense during the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.3 million during the six months ended June 30, 2022 and 2021, respectively.

Amounts reported in Other comprehensive income (loss) related to our interest rate swap and caps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. As of June 30, 2022, we estimated that an additional $1.1 million will be reclassified, resulting in a reduction to interest expense, during the next 12 months related to our interest rate swaps and caps.

WLT 6/30/2022 10-Q – 15

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels as of June 30, 2022 and December 31, 2021 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of Instruments at		Notional Amount at		Fair Value at
Interest Rate Derivatives	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest rate caps	16	10	$1,120,922	$627,955	$7,029	$381
Interest rate swaps	2	2	185,295	185,295	479	(2,023)
			$1,306,217	$813,250	$7,508	$(1,642)

Credit Risk-Related Contingent Features

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of both June 30, 2022 and December 31, 2021, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.3 million as of December 31, 2021, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of December 31, 2021, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.3 million. As of June 30, 2022, no derivatives were in a net liability position.

Note 8. Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	June 30, 2022	December 31, 2021
Fixed rate	3.9% – 4.7%	06/21(b) – 08/23	$545,083	$951,318
Variable rate (c)	3.3% – 9.9%	08/22 – 06/25	1,350,422	1,007,423
			$1,895,505	$1,958,741
___________
(a)Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.
(b)See discussion below on the Courtyard Times Square West mortgage loan, which matured on June 1, 2021.
(c)The interest rate range presented for these mortgage loans reflect the rates in effect as of June 30, 2022 through the use of an interest rate swap or cap, when applicable.

WLT 6/30/2022 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. As of June 30, 2022, we have effectively entered into cash management agreements with the lenders on 12 of our 23 Consolidated Hotel mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses.

Financing Activity During 2022

On January 14, 2022, we refinanced the $81.4 million San Diego Marriott La Jolla non-recourse mortgage loan with a new mortgage loan of $97.7 million, of which $83.2 million was funded at closing, with the remaining balance available to fund planned renovations at the hotel. The loan has a floating annual interest rate, subject to an interest rate cap, and a maturity date of January 2025, with two one-year extension options, subject to certain conditions. We recognized a loss on extinguishment of debt of $4.1 million during the six months ended June 30, 2022.

On January 21, 2022, we refinanced the $87.1 million San Jose Marriott non-recourse mortgage loan and the $34.6 million Le Méridien Arlington non-recourse mortgage loan with a new mortgage loan of $135.5 million encumbering both hotels, of which $126.2 million was funded at closing, with the remaining balance available to fund planned renovations at the hotel. The hotels encumbered by the mortgage loan are cross-collateralized. The loan has a floating annual interest rate, subject to an interest rate cap, and a maturity date of January 2025, with two one-year extension options, subject to certain conditions. We recognized a loss on extinguishment of debt of less than $0.1 million during the six months ended June 30, 2022.

On March 14, 2022, the $80.0 million outstanding non-recourse mortgage loan on Renaissance Chicago Downtown was modified to extend the maturity date from July 2022 to January 2023 and included a principal paydown of $4.0 million. This extension was accounted for as a loan modification and no gain or loss was recognized.

On April 29, 2022, we refinanced the $83.6 million Westin Pasadena non-recourse mortgage loan with a new mortgage loan of $86.4 million. The loan has a floating annual interest rate, subject to an interest rate cap, and a maturity date of May 2025, with two one-year extension options, subject to certain conditions. We recognized a loss on extinguishment of debt of less than $0.1 million during the three and six months ended June 30, 2022.

On May 11, 2022, we refinanced the $65.0 million Raleigh Marriott City Center non-recourse mortgage loan with a new mortgage loan of $68.0 million. The loan has a floating annual interest rate, subject to an interest rate cap, and a maturity date of May 2025, with two one-year extension options, subject to certain conditions. This refinancing was accounted for as a loan modification and no gain or loss was recognized.

On May 11, 2022, we refinanced the $103.0 million Charlotte Marriott City Center non-recourse mortgage loan with a new senior mortgage loan of $86.0 million and a $22.0 million mezzanine loan. The loans have floating annual interest rates, subject to an interest rate cap, and maturity dates of June 2025, each with two one-year extension options, subject to certain conditions. We recognized a loss on extinguishment of debt of $0.1 million during the three and six months ended June 30, 2022.

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

WLT 6/30/2022 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
On April 6, 2021, we refinanced the $29.7 million Hyatt Centric French Quarter New Orleans non-recourse mortgage loan, which extended the maturity date of the loan from April 2021 to April 2023 and provides for a one-year extension option, subject to certain conditions. The principal balance remains unchanged and the loan has a floating annual interest rate that is subject to an interest rate cap. This refinancing was accounted for as a loan modification and no gain or loss was recognized.

On May 7, 2021, we refinanced the Ritz-Carlton Fort Lauderdale $47.0 million senior mortgage loan and the $28.3 million mezzanine loan with new mortgage loans of up to $61.1 million for the senior mortgage loan and up to $16.9 million for the mezzanine loan, with an aggregate $76.0 million funded at closing, comprised of $59.5 million for the senior mortgage loan and $16.5 million for the mezzanine loan. The loans have a maturity date of June 2024, with two one-year extension options, subject to certain conditions. We recognized a loss on extinguishment of debt of $0.1 million during the three and six months ended June 30, 2021.

On June 8, 2021, we refinanced the Seattle Marriott Bellevue $96.1 million non-recourse mortgage loan with a new mortgage loan of $104.8 million with a floating annual interest rate that is subject to an interest rate cap and a maturity date of June 2024, with two one-year extension options, subject to certain conditions. We recognized a loss on extinguishment of debt of $4.8 million during the three and six months ended June 30, 2021.

Courtyard Times Square West

The $60.6 million outstanding mortgage loan on Courtyard Times Square West matured on June 1, 2021 and we have not paid off the outstanding principal balance. The loan does not have any cross-default provisions with our other mortgage obligations. We are currently in the process of exploring various options as it relates to this asset, including but not limited to, surrendering the property back to the lender.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2022 and each of the next four calendar years following December 31, 2022 are as follows (in thousands):

Years Ending December 31,	Total
2022 (remainder)	$655,795
2023	454,748
2024	329,910
2025	471,819
2026	—
Total principal payments	1,912,272
Unamortized deferred financing costs	(13,464)
Unamortized fair value discount	(3,303)
Total	$1,895,505

Note 9. Commitments and Contingencies

As of June 30, 2022, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of June 30, 2022, our hotel properties were operated pursuant to long-term management agreements with eight different management companies, with initial terms ranging from five to 40 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. Eleven of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 4.0% of hotel revenues. The
WLT 6/30/2022 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $8.8 million and $5.0 million for the three months ended June 30, 2022 and 2021, respectively, and $15.2 million and $7.5 million for the six months ended June 30, 2022 and 2021, respectively.

Franchise Agreements

Ten of our hotel properties operated under franchise or license agreements with national brands that are separate from our management agreements. As of June 30, 2022, we had eight franchise agreements with Marriott-owned brands, one with Hilton-owned brands and one with a Hyatt-owned brand related to our hotels. Our typical franchise agreements have initial terms ranging from 15 to 25 years. Three of our hotels are not operated with a hotel brand so the hotels do not have franchise agreements. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $3.6 million and $2.0 million for the three months ended June 30, 2022 and 2021, respectively, and $5.8 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2022 and December 31, 2021, $54.8 million and $58.7 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and have used a portion of the available restricted cash reserves to cover operating costs at our properties, of which $1.3 million is subject to replenishment requirements as of June 30, 2022.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. As of June 30, 2022, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts as of June 30, 2022 totaled $56.5 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources or other sources of available capital, including cash flow from operations.

Leases

Lease Obligations

We recognize an operating right-of-use asset and a corresponding lease liability for ground lease arrangements, hotel parking leases and various hotel equipment leases for which we are the lessee. Our leases have remaining lease terms ranging from less than one year to 88 years (excluding extension options not reasonably certain of being exercised).

WLT 6/30/2022 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
Lease Cost

Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed lease cost	$3,470	$3,446	$6,944	$6,296
Variable lease cost (a)	232	81	317	109
Total lease cost	$3,702	$3,527	$7,261	$6,405
___________

(a)Our variable lease payments consist of payments based on a percentage of revenue.

Note 10. Income (Loss) Per Share and Equity

Loss Per Share

The following table presents income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Income	Basic and Diluted Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	168,024,120	$10,933	$0.07	167,617,993	$(18,799)	$(0.11)
Class T common stock	61,095,773	3,975	0.07	61,095,773	(6,852)	(0.11)
Net income (loss) attributable to Common Stockholders		$14,908			$(25,651)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	167,857,568	$(18,460)	$(0.11)	167,542,818	$(74,170)	$(0.44)
Class T common stock	61,095,773	(6,719)	(0.11)	61,097,666	(27,048)	(0.44)
Net loss attributable to Common Stockholders		$(25,179)			$(101,218)

The allocation of net income (loss) attributable to common stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class T common stock for the period.

Noncontrolling Interest in the Operating Partnership

We consolidate the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of June 30, 2022 and December 31, 2021, the Operating Partnership had 231,581,172 and 231,202,933 OP Units outstanding, respectively, of which 99.0% of the outstanding OP Units were owned by the Company, and the noncontrolling 1.0% ownership interest was beneficially owned by Mr. Medzigian as of both period ends.

As of both June 30, 2022 and December 31, 2021, Mr. Medzigian indirectly owned 2,417,996 OP Units. The outstanding OP Units indirectly held by Mr. Medzigian are exchangeable on a one-for-one basis into shares of WLT Class A common stock. Additionally, we had 16,778,446 Warrant Units outstanding as of both June 30, 2022 and December 31, 2021. The noncontrolling interest is included in noncontrolling interest on the consolidated balance sheet.

WLT 6/30/2022 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The following table presents a reconciliation of changes in Accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Three Months Ended June 30,
Gains on Derivative Instruments	2022	2021
Beginning balance	$4,297	$(487)
Other comprehensive income (loss) before reclassifications	1,275	(203)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	32	166
Total	32	166
Net current period other comprehensive income (loss)	1,307	(37)
Net current period other comprehensive income attributable to noncontrolling interests	—	—
Ending balance	$5,604	$(524)

	Six Months Ended June 30,
Gains on Derivative Instruments	2022	2021
Beginning balance	$148	$(724)
Other comprehensive income (loss) before reclassifications	5,253	(113)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	203	315
Total	203	315
Net current period other comprehensive income	5,456	202
Net current period other comprehensive income attributable to noncontrolling interests	—	(2)
Ending balance	$5,604	$(524)

Share-Based Payments

During the three and six months ended June 30, 2022, the Company granted 344,992 RSUs to employees under the 2015 Equity Incentive Plan, which generally vest over three years, subject to continued employment, and are forfeited if the recipient’s employment terminates prior to the vesting. The Company also granted 556,438 shares to the Chief Executive Officer that will vest over three years, with 75% of each tranche vesting subject to the Board of Directors’ approval of the Company’s or Mr. Medzigian’s performance and 25% of each tranche vesting with regard to time only based on continued employment.

During the three and six months ended June 30, 2021, the Company granted 410,154 RSUs to employees under the 2015 Equity Incentive Plan, which generally vest over three years, subject to continued employment, and are forfeited if the recipient’s employment terminates prior to the vesting. The Company also granted 725,952 shares to Mr. Medzigian that will vest over three years, with 75% of each tranche vesting with regard to time only based on continued employment and 25% of each tranche vesting subject to the Board of Directors’ approval of the Company’s or Mr. Medzigian’s performance.

Note 11. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2022, if applicable. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the six months ended June 30, 2022 and 2021. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various
WLT 6/30/2022 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly.

The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and six months ended June 30, 2022 and 2021. Current income tax expense was less than $0.1 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. We have calculated the provision for income taxes during interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the interim period.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. Due to significant negative evidence, including cumulative losses in the most recent three-year period, our assessment as of June 30, 2022 is that our net deferred tax assets are not more likely than not to be realized and we reported a valuation allowance against those balances. Provision for income taxes included deferred income tax expense of $0.3 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.

Note 12. Mandatorily Redeemable Preferred Stock

As of both June 30, 2022 and December 31, 2021, we had authorized 50,000,000 shares of preferred stock, $0.001 par value per share.

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

On January 25, 2022, the Company redeemed the 1,300,000 shares of Series A Preferred Stock at the liquidation preference of $50.00 per share for a total of $65.0 million. All accrued and unpaid dividends, which totaled $0.1 million, were paid at redemption. We recognized a loss of $9.7 million during the six months ended June 30, 2022 related to the write-off of the unamortized fair value discount at the date of redemption, which is included in Loss on extinguishment of debt in the consolidated statement of operations.

WLT 6/30/2022 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
Series B Preferred Stock and Warrants

On July 21, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with ACP Watermark Investment LLC (the “Purchaser”) and, solely with respect to a guaranty, certain other parties thereto. Pursuant to the Purchase Agreement, the Company, in a private placement made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, agreed to issue and sell to the Purchaser 200,000 shares of 12% Series B Cumulative Redeemable Preferred Stock, liquidation preference $1,000.00 per share (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 16,778,446 units of limited partnership interest of the Operating Partnership (“OP Units”) (“Warrant Units”), for an aggregate purchase price of $200.0 million (the “July 2020 Capital Raise”), both of which were issued on July 24, 2020. The Warrant exercise price is $0.01 per Warrant Unit, and the Warrants expire on July 24, 2027. The Warrant Units are recorded as noncontrolling interest in the consolidated balance sheets totaling $11.8 million and $13.7 million as of June 30, 2022 and December 31, 2021, respectively. The Warrants require that, if the Operating Partnership pays any distribution to holders of OP Units, then the Operating Partnership shall concurrently distribute the same securities, cash, indebtedness, rights or other property to the holders of Warrants as if the Warrants had been exercised into Warrant Units on the date of such distribution. The Warrants include a call option that will allow the Company to purchase Warrants, Warrant Units and Common Stock issued on redemption of Warrant Units from the purchaser or its transferees at a specified call price until the Common Stock is approved for trading on any securities exchange registered as a national securities exchange under Section 6 of the Securities and Exchange Act of 1934, as amended (or the equivalent thereof in a jurisdiction outside the United States).

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

Dividends accrued included in interest expense in the consolidated financial statements related to our Series A and Series B Preferred Stock as of June 30, 2022 and December 31, 2021 totaled $5.9 million and $6.5 million, respectively.
WLT 6/30/2022 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying value of our Series A and Series B Preferred Stock as of June 30, 2022 and December 31, 2021:

	Series A Preferred Stock at		Series B Preferred Stock at
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Liquidation value	$—	$65,000	$231,255	$231,255
Fair value discount	—	(14,310)	(30,358)	(30,358)
	—	50,690	200,897	200,897
Accumulated amortization of fair value discount	—	4,364	11,747	8,740
Deferred financing costs	—	—	(10,177)	(11,177)
Accumulated amortization of deferred financing costs	—	—	3,939	3,217
	$—	$55,054	$206,406	$201,677

WLT 6/30/2022 10-Q – 24

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

Business Overview

We are a self-managed, publicly owned, non-traded REIT that invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. We own a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations were significantly affected by the COVID-19 pandemic, as discussed further below. Our results of operations are also significantly impacted by seasonality and by hotel renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. As of June 30, 2022, we held ownership interests in 24 hotels, with a total of 7,907 rooms.

Significant Developments

Proposed Merger

On May 6, 2022, the Company, along with the Operating Partnership, entered into a definitive merger agreement with affiliates of private real estate funds managed by affiliates of Brookfield under which Brookfield will acquire all of the outstanding shares of common stock of the Company in an all-cash transaction. If the proposed merger is completed, holders of common stock of the Company will be entitled to receive $6.768 per share in cash for each share of our Class A common stock owned and $6.699 per share in cash for each share of our Class T common stock owned. We filed the definitive proxy statement with the SEC on June 15, 2022 and commenced mailing the proxy statement to our stockholders in late June 2022. Completion of the proposed transaction is subject to certain customary closing conditions, including the approval of our stockholders at a special meeting scheduled for September 9, 2022. The proposed merger is expected to close in the fourth quarter of 2022, although there can be no assurance that the proposed merger will be completed at such time or at all. During the three and six months ended June 30, 2022, we incurred expenses related to the proposed merger totaling approximately $6.0 million, which is included in Transaction costs in our consolidated statements of operations.

COVID-19 Pandemic

The COVID-19 pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows and will continue to do so for the reasonably foreseeable future. Although results improved relative to 2021, we cannot estimate with certainty when travel demand will fully recover or how new variants of COVID-19 could impact recovery. The ultimate severity and duration of the COVID-19 pandemic and its effects, the emergence of variants and the acceptance and effectiveness of vaccines are uncertain, including whether COVID-19 will become endemic or cyclical in nature. Given these uncertainties, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.
WLT 6/30/2022 10-Q – 25

Financial and Operating Highlights

(Dollars in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”))

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Hotel revenues	$256,750	$163,659	$446,844	$259,932
Net income (loss) attributable to Common Stockholders	14,908	(25,651)	(25,179)	(101,218)

Net cash provided by (used in) operating activities			48,884	(35,456)
Net cash (used in) provided by investing activities			(13,854)	96,496
Net cash used in financing activities			(70,925)	(86,639)

Supplemental Financial Measures: (a)
FFO attributable to Common Stockholders	26,591	(16,940)	4,847	(60,107)
MFFO attributable to Common Stockholders	36,517	(2,707)	35,738	(36,440)

Consolidated Hotel Operating Statistics (b)
Occupancy	70.5%	51.8%	62.1%	41.3%
ADR	$315.30	$248.32	$314.24	$247.07
RevPAR	222.35	128.57	195.12	102.09

Comparable Consolidated Hotel Operating Statistics (c)
Occupancy	70.5%	52.0%	61.9%	41.5%
ADR	$318.53	$269.64	$319.35	$270.52
RevPAR	224.61	140.14	197.64	112.14
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
(c)Our comparable hotel operating statistics represent statistical data for Consolidated Hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale. Statistical data prior to our ownership was included for hotels that were not owned for the entirety of the comparison periods. Due to the impact of COVID-19 on hotel operations and the effect on comparability between periods, we have included the operating statistics of our Comparable Consolidated Hotel Portfolio for the three and six months ended June 30, 2019 for comparative purposes. Occupancy, ADR and RevPAR for our Comparable Consolidated Hotel Portfolio for the three and six months ended June 30, 2019 were 77.0%, $269.67 and $207.68, respectively, and 74.7%, $272.70 and $203.69, respectively.

WLT 6/30/2022 10-Q – 26

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotel as of June 30, 2022:

Hotels	State	Number of Rooms	% Owned	Hotel Type
Consolidated Hotels
Charlotte Marriott City Center	NC	446	100%	Full-Service
Courtyard Times Square West	NY	224	100%	Select-service
Embassy Suites by Hilton Denver-Downtown/Convention Center	CO	403	100%	Full-Service
Equinox Golf Resort & Spa	VT	199	100%	Resort
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	Resort
Hawks Cay Resort (a)	FL	384	100%	Resort
Hyatt Centric French Quarter New Orleans (b)	LA	254	100%	Full-service
Le Méridien Arlington	VA	154	100%	Full-Service
Le Méridien Dallas, The Stoneleigh	TX	176	100%	Full-service
Marriott Kansas City Country Club Plaza	MO	295	100%	Full-service
Marriott Raleigh City Center	NC	401	100%	Full-service
Marriott Sawgrass Golf Resort & Spa	FL	514	100%	Resort
Renaissance Atlanta Midtown Hotel	GA	304	100%	Full-Service
Renaissance Chicago Downtown	IL	560	100%	Full-service
Ritz-Carlton Bacara, Santa Barbara	CA	358	100%	Resort
Ritz-Carlton Fort Lauderdale (c)	FL	198	100%	Resort
Ritz-Carlton Key Biscayne (d)	FL	426	66.7%	Resort
Ritz-Carlton San Francisco	CA	336	100%	Full-Service
Sanderling Resort	NC	128	100%	Resort
San Diego Marriott La Jolla	CA	376	100%	Full-Service
San Jose Marriott	CA	510	100%	Full-Service
Seattle Marriott Bellevue	WA	384	100%	Full-Service
Westin Pasadena	CA	350	100%	Full-Service
		7,606
Unconsolidated Hotel
Ritz-Carlton Philadelphia	PA	301	60%	Full-service
		7,907
_________
(a)Includes 207 privately owned villas that participate in the villa/condo rental program as of June 30, 2022.
(b)On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party, bringing our ownership interest to 100%.
(c)Includes 32 condo-hotel units that participate in the villa/condo rental program as of June 30, 2022.
(d)Includes 135 condo-hotel units that participate in the resort rental program as of June 30, 2022.

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
WLT 6/30/2022 10-Q – 27

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

The following table presents our comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Hotel Revenues	$256,750	$163,659	$93,091	$446,844	$259,932	$186,912

Hotel Operating Expenses	200,543	156,083	44,460	376,203	282,270	93,933
Corporate general and administrative expenses	8,383	8,344	39	15,864	15,601	263
Transaction costs	6,026	—	6,026	6,026	—	6,026
(Gain) loss on property-related insurance claims, net	—	(1,361)	1,361	250	(2,527)	2,777
Total Expenses	214,952	163,066	51,886	398,343	295,344	102,999
Operating Income (Loss) before gain on sale of real estate, net	41,798	593	41,205	48,501	(35,412)	83,913
Gain on sale of real estate, net	11,344	18,075	(6,731)	11,344	18,075	(6,731)
Operating Income (Loss)	53,142	18,668	34,474	59,845	(17,337)	77,182
Interest expense	(37,294)	(43,104)	5,810	(71,831)	(85,487)	13,656
Equity in earnings (losses) of equity method investments in real estate, net	847	(1,666)	2,513	(823)	(5,586)	4,763
Loss on extinguishment of debt	(136)	(5,519)	5,383	(13,999)	(5,519)	(8,480)
Other (expense) and income, net	(101)	(234)	133	368	(156)	524
Net gain on change in control of interests	—	8,612	(8,612)	—	8,612	(8,612)
Income (loss) before income taxes	16,458	(23,243)	39,701	(26,440)	(105,473)	79,033
Provision for income taxes	(293)	(1,097)	804	(823)	(1,222)	399
Net Income (Loss)	16,165	(24,340)	40,505	(27,263)	(106,695)	79,432
(Income) loss attributable to noncontrolling interests	(1,257)	(1,311)	54	2,084	5,477	(3,393)
Net Income (Loss) Attributable to Common Stockholders	$14,908	$(25,651)	$40,559	$(25,179)	$(101,218)	$76,039
Supplemental Financial Measure:(a)
MFFO Attributable to Common Stockholders	$36,517	$(2,707)	$39,224	$35,738	$(36,440)	$72,178
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

Hotel Revenues

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, hotel revenues increased by $93.1 million and $186.9 million, respectively. We benefited from significant growth in demand due to an increase in vaccinations and corresponding loosening of government-imposed restrictions on travel and large gatherings relative to the prior years. The increase in room revenue was attributable to an increase in RevPAR resulting from an increase in demand as compared to the prior periods.

WLT 6/30/2022 10-Q – 28

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, aggregate hotel operating expenses increased by $44.5 million and $93.9 million, respectively, with the increase in line with the change in revenue discussed above, driven by an increase in demand as compared to the prior periods.

Transaction Costs

For both the three and six months ended June 30, 2022 as compared to the same periods in 2021, transactions costs increased by $6.0 million. Transaction costs for the three and six months ended June 30, 2022 represented advisory, legal, accounting, investor relations and other transaction costs related to the proposed merger (Note 1).

Gain on Sale of Real Estate, Net

During the three and six months ended June 30, 2022, we recognized a gain on sale on real estate of $11.3 million resulting from the sale of the Holiday Inn Manhattan 6th Avenue Chelsea to an unaffiliated third-party.

During the three and six months ended June 30, 2021, we recognized a gain on sale on real estate of $18.1 million from the sale of the Sheraton Austin Hotel at the Capitol to an unaffiliated third-party by the Sheraton Austin Hotel at the Capitol venture. We owned an 80% controlling interest in the venture.

Interest Expense

For the three and six months ended June 30, 2022, as compared to the same periods in 2021, interest expense decreased by $5.8 million and $13.7 million, respectively, primarily due to a decrease in the amortization of the fair value discount related to the mortgage loans assumed in the merger of Carey Watermark Investors Incorporated and Carey Watermark Investors 2 Incorporated in April 2020 of $5.3 million and $10.0 million, respectively, and a decrease of $3.1 million and $6.5 million, respectively, resulting from dispositions of hotels during 2021 and 2022 and payoff of related mortgage debt, partially offset by an increase in interest expense of $2.2 million and $2.5 million, respectively, resulting from refinancings and $0.9 million and $1.4 million, respectively, largely the result of an increase in the weighted average interest rate relative to the prior year periods.

Equity in Earnings (Losses) of Equity Method Investments in Real Estate, Net

Equity in income (losses) of equity method investments in real estate, net represents income (losses) from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 4). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary.

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which are based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2022	2021	2022	2021
Ritz-Carlton Philadelphia Venture (a)	$847	$(1,666)	$(823)	$(4,729)
Hyatt Centric French Quarter Venture (b)	—	—	—	(857)
Total equity in earnings (losses) of equity method investments in real estate, net	$847	$(1,666)	$(823)	$(5,586)
___________
(a)The results for the three and six months ended June 30, 2022 reflect an improvement in the performance of the hotel during 2022 as compared to comparable periods in 2021.
WLT 6/30/2022 10-Q – 29

(b)On April 6, 2021, we acquired the remaining 20% interest in the Hyatt Centric French Quarter Venture from an unaffiliated third party. Upon completion of the acquisition, the Company owns 100% of this hotel and consolidates its real estate interest in this hotel therefore these amounts represent the equity in losses prior to the acquisition.

Loss on Extinguishment of Debt

During the six months ended June 30, 2022, we recognized a loss on extinguishment of debt of $14.0 million comprised primarily of a $9.7 million loss related to the Series A Preferred Stock redemption, representing the write-off of the unamortized fair value discount at the date of redemption and a $4.1 million loss resulting from the refinancing of the San Diego Marriott La Jolla non-recourse mortgage loan.

During the three and six months ended June 30, 2021 we recognized a loss on extinguishment of debt of $5.5 million, comprised of a $4.8 million loss resulting from the refinancing of the Seattle Marriott Bellevue non-recourse mortgage loan and a $0.7 million loss in connection with the disposition of the Sheraton Austin Hotel at the Capitol.

Provision for Income Taxes

For the three and six months ended June 30, 2022, as compared to the same periods in 2021, provision for income taxes decreased by $0.8 million and $0.4 million, respectively. Provision for income taxes for the three and six months ended June 30, 2021 included the establishment of a valuation allowance of $0.5 million in connection with the acquisition of the remaining 20% interest in the Hyatt Centric French Quarter Venture in April 2021, increasing deferred tax expense during the prior year periods.

(Income) Loss Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2022	2021	2022	2021
Ritz-Carlton Key Biscayne Venture	$(24)	$(21)	(48)	(29)
Sheraton Austin Hotel at the Capitol Venture (a)	16	(3,383)	19	(2,867)
Ritz-Carlton Fort Lauderdale Venture (b)	—	(60)	—	(146)
Operating Partnership — Noncontrolling interest (c)	(1,249)	2,153	2,113	8,519
(Income) Loss attributable to noncontrolling interests	$(1,257)	$(1,311)	$2,084	$5,477
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

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, MFFO improved by $39.2 million and $72.2 million, respectively. Relative to the prior year periods, we benefited from significant growth in demand due to an increase in vaccinations and corresponding loosening of government-imposed restrictions on travel and large gatherings.

WLT 6/30/2022 10-Q – 30

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

The COVID-19 pandemic has had a material adverse effect on our business, results of operations, financial condition and cash flows and will continue to do so for the reasonably foreseeable future. Although results improved relative to 2021, we cannot estimate with certainty when travel demand will fully recover or how new variants of COVID-19 could impact recovery. The ultimate severity and duration of the COVID-19 pandemic and its effects, the emergence of variants and the acceptance and effectiveness of vaccines are uncertain, including whether COVID-19 will become endemic or cyclical in nature. Given these uncertainties, we cannot estimate with reasonable certainty the impact on our business, financial condition or near- or long-term financial or operational results.

As of June 30, 2022, we had cash and cash equivalents of $205.7 million. As of June 30, 2022, the mortgage loans for our Consolidated Hotels had an aggregate principal balance totaling $1.9 billion outstanding, all of which is mortgage indebtedness and is generally non-recourse, subject to customary non-recourse carve-outs, except that we have provided certain lenders with limited corporate guaranties aggregating $34.0 million for items such as taxes, deferred debt service and amounts drawn from furniture, fixtures and equipment reserves to pay expenses, in connection with loan modification agreements. We have continued to work with our lenders to address loans with near-term mortgage maturities and have refinanced or extended the maturity date of seven Consolidated Hotel mortgage loans, aggregating $547.0 million of indebtedness, during the six months ended June 30, 2022. Of the $1.9 billion aggregate principal balance indebtedness outstanding as of June 30, 2022, approximately $1.0 billion is scheduled to mature during the 12 months after the date of this Report. If the Company is unable to repay, refinance or extend maturing mortgage loans, we may choose to market these assets for sale or the lenders may declare events of default and seek to foreclose on the underlying hotels or we may also seek to surrender properties back to the lender.

Sources and Uses of Cash During the Period

Operating Activities — For the six months ended June 30, 2022, net cash provided by operating activities was $48.9 million as compared to net cash used in operating activities of $35.5 million for the six months ended June 30, 2021. Relative to the prior year period, we benefited from significant growth in demand due to an increase in vaccinations and corresponding loosening of government-imposed restrictions on travel and large gatherings.

Investing Activities — During the six months ended June 30, 2022, net cash used in investing activities was $13.9 million primarily as a result of funding $16.3 million for capital expenditures at our Consolidated Hotels, partially offset by the receipt of property insurance proceeds of $2.7 million.

Financing Activities — Net cash used in financing activities for the six months ended June 30, 2022 was $70.9 million primarily as a result of payments and prepayments of mortgage financing totaling $402.1 million, the redemption of the Series A Preferred Stock of $65.0 million and deferred financing costs of $8.4 million, partially offset by $408.7 million of proceeds from mortgage financings.

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
WLT 6/30/2022 10-Q – 31

circumstances redemptions of common stock and redemptions of common stock that are funded with proceeds from issuances of common stock under the Company's distribution reinvestment plan.

Summary of Financing

The table below summarizes our non-recourse debt, net (dollars in thousands):

	June 30, 2022	December 31, 2021
Carrying Value
Fixed rate (a)	$545,083	$951,318
Variable rate (a):
Amount subject to interest rate caps	970,463	507,919
Amount subject to floating interest rate	196,057	317,497
Amount subject to interest rate swaps	183,902	182,007
	1,350,422	1,007,423
	$1,895,505	$1,958,741
Percent of Total Debt
Fixed rate	29%	49%
Variable rate	71%	51%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	5.1%	4.0%
_________
(a)Aggregate debt balance includes unamortized fair value discount of $3.3 million and $13.4 million as of June 30, 2022 and December 31, 2021, respectively, and unamortized deferred financing costs totaling $13.5 million and $7.6 million as of June 30, 2022 and December 31, 2021, respectively.
(b)The impact of our derivative instruments is reflected in the weighted-average interest rates.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. As of June 30, 2022, we have effectively entered into cash management agreements with the lenders on 12 of our 23 Consolidated Hotel mortgage loans either because the minimum debt service coverage ratio was not met or as a result of a loan modification agreement. The cash management agreements generally permit cash generated from the operations of each hotel to fund the hotel’s operating expenses, debt service, taxes and insurance but restrict distributions of excess cash flow, if any, to the Company to fund corporate expenses.

Courtyard Times Square West

The $60.6 million outstanding mortgage loan on Courtyard Times Square West matured on June 1, 2021 and we have not paid off the outstanding principal balance. The loan does not have any cross-default provisions with our other mortgage obligations. We are currently in the process of exploring various options as it relates to this asset, including but not limited to, surrendering the property back to the lender.

WLT 6/30/2022 10-Q – 32

Cash Resources

At June 30, 2022, our cash resources consisted of cash and cash equivalents totaling $205.7 million, of which $61.7 million was designated as hotel operating cash and was held at our hotel operating properties.

Cash Requirements

Our primary cash uses through June 30, 2023 are expected to be payments of debt service, real estate taxes and insurance, payment of preferred stock dividends, costs associated with the refinancing or restructuring of indebtedness and funding corporate and hotel level operations. Our primary capital sources to meet such uses are expected to be cash on hand, funds generated by hotel operations and proceeds from additional asset sales. We may satisfy certain debt maturities during this period by turning the properties back to the lenders.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2022 and December 31, 2021, $54.8 million and $58.7 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures and is included in Restricted cash in the consolidated financial statements. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, management companies and lenders and have used a portion of the available restricted cash reserves to cover operating costs at our properties, of which $1.3 million is subject to replenishment as of June 30, 2022.

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
WLT 6/30/2022 10-Q – 33

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
WLT 6/30/2022 10-Q – 34

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

WLT 6/30/2022 10-Q – 35

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss) Attributable to Common Stockholders	$14,908	$(25,651)	$(25,179)	$(101,218)
Adjustments:
Depreciation and amortization of real property	24,427	28,891	50,512	60,812
Gain on sale of real estate, net	(11,344)	(18,075)	(11,344)	(18,075)
Net gain on change in control of interests	—	(8,612)	—	(8,612)
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(1,400)	6,507	(9,142)	6,986
Total adjustments	11,683	8,711	30,026	41,111
FFO attributable to Common Stockholders (as defined by NAREIT)	26,591	(16,940)	4,847	(60,107)
Adjustments:
Transaction costs (a)	6,026	—	6,026	—
Amortization of fair value adjustments	3,460	9,652	7,938	19,375
Straight-line and other rent adjustments	1,728	1,727	3,456	3,063
Net loss on extinguishment of debt	136	5,519	13,999	5,519
(Gain) loss on property-related insurance claims, net (a)	—	(1,361)	250	(2,527)
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(1,424)	(1,304)	(778)	(1,763)
Total adjustments	9,926	14,233	30,891	23,667
MFFO attributable to Common Stockholders	$36,517	$(2,707)	$35,738	$(36,440)
___________
(a)We have excluded these costs because of their non-recurring nature. By excluding such costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.

WLT 6/30/2022 10-Q – 36

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

As of June 30, 2022, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, with the exception of two mortgage loans with an outstanding balance totaling $196.1 million. Our debt obligations are more fully described in Note 8 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon existing maturity dates of our debt obligations outstanding as of June 30, 2022 and excludes deferred financing costs and fair value discounts (in thousands):

	2022 (Remainder)	2023	2024	2025	2026	Total	Fair Value
Fixed-rate debt	$197,658	$350,099	$—	$—	$—	$547,757	$547,360
Variable-rate debt	$458,137	$104,649	$329,910	$471,819	$—	$1,364,515	$1,366,432

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of an interest rate swap, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt as of June 30, 2022 by an aggregate increase of $17.1 million or an aggregate decrease of $25.4 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap as of June 30, 2022 would increase or decrease by $9.7 million for each respective 1.0% change in annual interest rates.

WLT 6/30/2022 10-Q – 37

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

Our principal executive and financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2022 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WLT 6/30/2022 10-Q – 38

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

None.

WLT 6/30/2022 10-Q – 39

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.3	Agreement and Plan of Merger dated as of May 6, 2022 by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP, The Parent Entities Named Herein, Ruby Merger Sub I LLC and Ruby Merger Sub II LP	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on May 9, 2022

10.13	Watermark Lodging Trust, Inc. Amended and Restated Employee Retention and Severance Plan	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 24, 2022

10.14	Amended and Restated Employment Agreement by and among Watermark Lodging Trust, Inc. and Michael G. Medzigian dated as of June 21, 2022	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on June 24, 2022

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
WLT 6/30/2022 10-Q – 40

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watermark Lodging Trust, Inc.
Date:	August 11, 2022
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer
(Principal Executive and Financial Officer)

/s/ Matthew W. Miller
Matthew W. Miller
Chief Accounting Officer
(Principal Accounting Officer)

WLT 6/30/2022 10-Q – 41

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.3	Agreement and Plan of Merger dated as of May 6, 2022 by and among Watermark Lodging Trust, Inc., CWI 2 OP, LP, The Parent Entities Named Herein, Ruby Merger Sub I LLC and Ruby Merger Sub II LP	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on May 9, 2022

10.13	Watermark Lodging Trust, Inc. Amended and Restated Employee Retention and Severance Plan	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 24, 2022

10.14	Amended and Restated Employment Agreement by and among Watermark Lodging Trust, Inc. and Michael G. Medzigian dated as of June 21, 2022	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on June 24, 2022

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
WLT 6/30/2022 10-Q – 42